Form 10-Q
period 1996-03-31
S3 INC
filed 1996-05-17
CIK 850519

______________________________________________________________________________

THIS DOCUMENT IS A COPY OF THE FORM 10-Q FILED ON MAY 16, 1996 PURSUANT TO A RULE 201 TEMPORARY HARDSHIP EXEMPTION.

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    Form 10-Q

          (Mark One)

          [X]  QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF   THE
               SECURITIES
               EXCHANGE ACT OF 1934

          For the quarter ended March 31, 1996  OR

          [ ]  TRANSITION  REPORT PURSUANT TO SECTION 13 OR 15(d)  OF  THE
               SECURITIES
                EXCHANGE ACT OF 1934

          For the transition period from __________ to __________

                         Commission file number 0-21126

                                 S3 Incorporated
             (Exact name of Registrant as specified in its charter)

       DELAWARE                                  77-0204341
      -----------                               ------------
     State or other jurisdiction             I.R.S.  Employer
      of incorporation or                    Identification No.
         organization]

   2770 San Tomas Expressway
      Santa Clara, California                  95051-0968
   ----------------------------               ------------
    Address of principal executive            Zip Code
     offices


       Registrant`s telephone number, including area code:  (408) 980-5400


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes  [X]  No   [ ]


    The number of shares of the Registrant`s Common Stock, $.0001 par value, outstanding at
                          May  7, 1996 was  47,191,335


________________________________________________________________________________

                                 S3 INCORPORATED
                                    FORM 10-Q


                                      INDEX


                                                                   PAGE

     PART I. CONSOLIDATED CONDENSED FINANCIAL INFORMATION

     Item 1.  Consolidated Condensed Financial Statements:


     Consolidated Condensed Balance Sheets
     March 31, 1996 and December 31, 1995                            3

     Consolidated Condensed Statements of Operations
     Three months ended March 31, 1996 and 1995                      4

     Consolidated Condensed Statements of Cash Flows
     Three months ended March 31, 1996 and 1995                      5

     Notes  to  Unaudited  Consolidated  Condensed  Financial       6-8
     Statements


     Item 2.  Management's Discussion and Analysis of
     Financial Condition and Results of Operations                 9-14


     PART II. OTHER INFORMATION

     Item 1.  Legal Proceedings                                     15

     Item 2. Changes in Securities                                  Not
                                                                Applicable

     Item 3.  Defaults Upon Senior Securities                       Not
                                                                Applicable

     Item 4. Submission of Matters to a Vote of Security            Not
     Holders                                                    Applicable

     Item 5.  Other Information                                     Not
                                                                Applicable

     Item 6.  Exhibits and Reports on Form 8-K                      15

     Signatures                                                     16



 Part I. Financial Information
 Item 1. Financial Statements


                                 S3 INCORPORATED
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                    (Dollars in thousands, except share data)


                                                            March 31,        December 31,
                                                               1996            1995
                                                            (Unaudited)
                                                          --------------     -------------

                                          ASSETS
  Current assets:
  Cash and equivalents                                             $71,131           $69,289
  Short-term investments                                            22,795            24,630
  Accounts receivable (net of allowances of $1,614 in 1996
  and $1,614 in 1995)                                               81,154            84,210
  Inventories, net                                                  47,889            43,293
  Prepaid expenses and other                                        15,583            14,216
                                                             -------------     -------------
  Total current assets                                             238,552           235,638

  Property and equipment,  net                                      23,733            20,678
  Production capacity rights                                        24,000            24,000
  Investment in joint venture                                       36,425            36,425
  Other assets                                                       8,981             4,902
                                                             -------------     -------------

  Total                                                           $331,691          $321,643
                                                             =============     =============

                                                       LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities:
  Accounts payable                                                 $51,108           $62,081
  Notes payable                                                     11,200             9,200
  Accrued liabilities                                               15,664            13,461
  Income taxes payable                                               7,486             6,276
                                                             -------------     -------------

  Total current liabilities                                         85,458            91,018

  Notes payable                                                     24,000            24,000
  Other liabilities                                                  3,423               761
                                                             -------------     -------------
  Total liabilities                                                112,881           115,779
                                                             -------------     -------------


  Commitments and contingencies (Notes 4 and 5)

  Stockholders' equity:
  Common Stock, $.0001 par value; 70,000,000 shares
  authorized; 47,014,551
  and 46,797,327 shares outstanding in 1996 and 1995               157,113           156,474
  Unrealized gain on short-term investments                             13                14
  Retained earnings                                                 61,684            49,376
                                                             -------------     -------------

  Total stockholders' equity                                        218,810           205,864
                                                             --------------     -------------

  Total                                                            $331,691          $321,643
                                                             ==============     =============


    See accompanying notes to the unaudited consolidated condensed financial statements.

                                 S3 INCORPORATED
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)


                                                                 Three Months Ended
                                                            March 31,         March 31,
                                                               1996              1995
                                                          --------------    -------------

  Net sales                                                     $110,072          $57,422

  Cost of sales                                                   66,510           34,793
                                                          --------------    -------------

  Gross margin                                                    43,562           22,629
                                                          --------------    -------------


  Operating expenses:
  Research and development                                        14,721            6,935
  Selling, marketing and administrative                           10,914            6,627
                                                          --------------    -------------
  Total operating expenses                                        25,635           13,562
                                                          --------------    -------------


  Income from operations                                          17,927            9,067
  Other income, net                                                1,006              433
                                                          --------------    -------------
  Income before income taxes                                      18,933            9,500

  Provision for income taxes                                       6,625            3,415
                                                          --------------    -------------

 Net income                                                      $12,308           $6,085
                                                          ==============        =========

 Per share amounts:

 Net income                                                        $0.25            $0.15
                                                          ==============        =========


 Number of shares used in computing per share amounts             50,047           41,152
                                                          ==============        =========






    See accompanying notes to the unaudited consolidated condensed financial statements.

                                 S3 INCORPORATED
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)


                                                                         Three Months Ended
                                                           March 31,          March 31,
                                                             1996                1995
                                                        --------------     ---------------

  Operating activities:
  Net income                                                    $12,308              $6,085
   Adjustments to reconcile net income to net cash
   provided by
          (used for) operating activities:
      Deferred income taxes                                       (472)                 358
      Depreciation and amortization                               2,276               1,351
      Provision for doubtful accounts receivable                      -                 364
      Deferred rent                                                (23)                  40
      Changes in assets and liabilities:
            Accounts receivable                                   3,056            (13,472)
            Inventories                                         (4,596)             (1,772)
            Prepaid expenses and other                          (2,874)               (788)
            Accounts payable                                   (10,973)               9,458
            Accrued liabilities and other                         4,887               2,108
            Income taxes payable                                  1,210               2,927
                                                        ---------------     ---------------
  Net cash provided by operating activities                       4,799               6,659
                                                        ---------------     ---------------

  Investing activities:
  Property and equipment purchases, net                         (5,331)             (3,202)
  Investment in real estate partnership                         (2,100)                   -
  Sales/maturities of short-term investments, net                 1,835                 952
                                                        ---------------     ---------------
  Net cash used for investing activities                        (5,596)             (2,250)
                                                        ---------------     ---------------

  Financing activities:
  Sale of common stock, net                                         639                 350
  Repayment of notes payable                                    (2,000)                   -
  Borrowings of notes payable                                     4,000                   -
                                                        ---------------     ---------------
  Net cash provided by financing activities                       2,639                 350
                                                        ---------------     ---------------

  Net increase in cash and equivalents                            1,842               4,759
  Cash and cash equivalents at beginning of period               69,289              25,772
                                                        ---------------     ---------------
  Cash and cash equivalents at end of period                    $71,131             $30,531
                                                        ===============     ===============

    See accompanying notes to the unaudited consolidated condensed financial statements.

                                 S3 INCORPORATED
         NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


  1.  Basis of Presentation:

        The consolidated condensed financial statements have been prepared by S3 Incorporated, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and include the accounts of S3 Incorporated and its wholly-owned subsidiaries (`S3` or collectively the `Company`). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company, the financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position at March 31, 1996 and December 31, 1995, and the operating results and cash flows for the three months ended March 31, 1996 and 1995. These financial statements and notes should be read in conjunction with the Company's audited financial statements and notes thereto for the year ended December 31, 1995, included in the Company's Form 10-K filed with the Securities and Exchange Commission.

        All common share and per share information has been restated to reflect the two-for-one stock split effected September 19, 1995.

        The results of operations for the three months ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996.

        Certain prior year amounts have been reclassified to conform to the current year presentation.


  2.  Inventories:

        Inventories consist of work in process and finished goods and are stated at the lower of cost (first-in, first-out) or market.

                                                Three Months Ended
                                             March 31,    December 31,
                                               1996           1995
                                           -------------  -------------
  Inventories consist of:
  Work in process                                $26,394        $23,469
  Finished goods                                  21,495         19,824
                                           -------------  -------------
  Total                                          $47,889        $43,293
                                           =============  =============

  3.  Net income per share:

        Net income per share is computed based on the weighted average number of common and dilutive common equivalent shares outstanding. Common equivalent shares include stock options and shares subscribed under the employee stock purchase plan.

  4.  Wafer supply agreements and commitments

      In the third quarter of 1995, the Company entered into two long-term manufacturing capacity arrangements. The Company entered into an agreement with United Microelectronics Corporation (UMC) and Alliance Semiconductor Corporation to form a separate Taiwanese company for the purpose of building and managing a semiconductor manufacturing facility in the Science Based Industrial Park in Hsin Chu City, Taiwan, Republic of China. The Company invested $36.4 million in 1995 and is committed to invest New Taiwanese Dollars (NTD) 1,500,000 (approximately $56.2 million) in July 1996 for its 25% equity interest. The facility is currently scheduled to begin production utilizing advanced submicron semiconductor manufacturing processes in late 1996, although there can be no assurance that production will begin on schedule. The Company has the right to purchase up to 31.25% of the output from the foundry. At March 31, 1996, the Company had forward exchange swap agreements with a bank to hedge all of its obligation. Operations through March 31, 1996 have consisted primarily of construction and other capitalizable preproduction activities and, therefore, results of operations for the entity have been immaterial. To the extent the joint venture experiences operating losses during the ramp up of production, the Company will recognize its proportionate share of such losses.

      In addition, the Company expanded and formalized its relationship with Taiwan Semiconductor Manufacturing Company (TSMC) to provide additional capacity over the 1996 to 2000 timeframe. The agreement with TSMC requires the Company to make certain annual advance payments to be applied against the following year`s capacity. The Company has signed promissory notes to secure these payments over the term of the agreement. At March 31, 1996, the remaining advance payments (and corresponding promissory notes) totaled $31.2 million ($7.2 million in prepaid expenses and $24.0 million in production capacity rights).

     In the ordinary course of business, the Company places purchase orders with its wafer suppliers based on its existing and anticipated customer orders for its products. Should the Company experience a substantial unanticipated decline in the selling price of its products and/or demand thereof, it could result in a material loss on such purchase commitments.

      During December 1995, the Company entered into a limited partnership arrangement with a developer to obtain a ground lease and develop and operate the Company`s future Santa Clara facilities. The facilities are currently scheduled to be ready for occupancy in the first half of 1997. At March 31, 1996, the Company had invested $2.1 million in the limited partnership.

  5.  Contingencies:

      On October 2, 1995, Brooktree Corporation (`Brooktree`) filed a complaint against the Company in the United States District Court for the Southern District of California (Action No. 952388R (AJB)). The complaint alleges that S3`s Trio64V+ product infringes Brooktree`s United States Letters Patent No. 5,406,306 (the `306 Patent`), which was issued on April 11, 1995. Brooktree has alleged that such infringement was willful and seeks a preliminary and permanent injunction against S3 making, using or selling its Trio64V+ product or any other product substantially equivalent thereto. In addition, Brooktree seeks damages, costs and attorneys` fees and interest. On March 12, 1996, the Court ruled against Brooktree in its request for a preliminary injunction. The case has been set for trial August 6,1996, where Brooktree`s request for a permanent injunction and damages will be decided.

      The Company has been advised by patent counsel that its Trio64V+ product does not infringe the `306 Patent`, and it plans to continue to defend the suit vigorously. The Company believes that it has meritorious defenses, including that the `306 Patent` is not valid and/or that the patent is unenforceable due to inequitable conduct on the part of Brooktree in obtaining the patent. However, there can be no assurance that the Company will be successful in the defense of such suit, and even if successful, such litigation could result in substantial expense to the Company and divert the efforts of the Company`s technical and management personnel. In addition, an adverse result in such litigation could have a material adverse effect on the Company`s business and results of operations, however no estimate of such effect can be made.

      The semiconductor and software industries are characterized by frequent litigation regarding patent and other intellectual property rights. The Company is party to various claims of this nature. Although the ultimate outcome of these matters and the Brooktree matter above is not presently determinable, management believes that the resolution of all such pending matters will not have a material adverse effect on the Company`s financial position or results of operations.

  Part I. Financial Information
  Item 2. Management's Discussion and Analysis of
  Financial Condition and Results of Operations

        When  used  in  this  discussion,  the  word  `expects`  and  similar expressions are intended to identify forward-looking statements. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected, including market conditions in the PC industry, the impact of competitive products and pricing, the timely development and market acceptance of new products and upgrades to existing products, availability and cost of products from the Company`s suppliers, the factors discussed below and the factors discussed in Item 1 of the Company`s annual report on Form 10K for the year ended December 31, 1995 under the caption `Business-Factors that May Affect Results.` These forward-looking statements speak only as of the date hereof. The portions of the Form 10-K referred to in this paragraph are expressly incorporated herein by reference. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company`s expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

  Overview

        The Company is a leading supplier of high performance multimedia acceleration solutions for the PC market. The Company`s accelerators are designed to work cooperatively with a PC`s central processing unit (`CPU`), implementing functions best suited for a dedicated accelerator while allowing the CPU to perform the more general purpose computing functions of today`s advanced graphical user interface (`GUI`) environment and applications.

        The following information should be read in conjunction with the `Management's Discussion and Analysis of Financial Condition and Results of Operations` on pages 20 through 23 of the Company's 1995 Annual Report to Stockholders and with the section of the Company`s annual report on Form 10-K for the year ended December 31, 1995 entitled, `Item 1. Business-Factors That May Affect Results.`

  Results of Operations

  The following table sets forth for the periods indicated certain financial data as a percentage of net sales:


                                                       Three Months Ended
                                                  March 31,         March 31,
                                                     1996              1995
                                                --------------    --------------
  Net sales                                         100.0%            100.0%
  Cost of sales                                      60.4              60.6
                                                --------------    --------------
  Gross margin                                       39.6              39.4
                                                --------------    --------------

  Operating expenses
  Research and development                           13.4              12.1
  Selling, marketing and administrative               9.9              11.5
                                                --------------    --------------
         Total operating expenses                    23.3              23.6
                                                --------------    --------------
  Income from operations                             16.3              15.8
  Other income, net                                    .9                .7
                                                --------------    --------------
  Income before income taxes                         17.2              16.5
  Provision for income taxes                          6.0               5.9
                                                --------------    --------------
  Net income                                         11.2%             10.6%
                                                ==============    ==============

        The Company's operating results have historically been, and will continue to be, subject to quarterly and other fluctuations due to a variety of factors, including changes in pricing policies by the Company, its competitors or its suppliers, anticipated and unanticipated decreases in unit average selling prices of the Company`s products, availability and cost of products from the Company's suppliers, changes in the mix of products sold and in the mix of sales by distribution channels, the gain or loss of significant customers, new product introductions by the Company or its competitors, marketing acceptance of new or enhanced versions of the Company's products, seasonal customer demand, and the timing of significant orders.

        The Company`s operating results may fluctuate from those in prior quarters or may be adversely affected in quarters in which it is undergoing a product line transition in which production and sales of new products are ramping up and in which existing products are under extreme price pressures due to competitive factors. If new products are not brought to market in a timely manner or do not address market needs or performance requirements, then the Company`s operating results will be adversely affected. As a result of the foregoing, the Company`s operating results and stock price may be subject to significant volatility, particularly on a quarterly basis. Any shortfall in net sales or net income from levels expected by securities analysts could have an immediate and significant adverse effect on the trading price of the Company`s common stock.

    Net Sales

        The Company's net sales to date have been generated from the sale of its graphics and multimedia accelerators. The Company`s products are used in, and its business is dependent on, the personal computer industry with sales primarily in the U.S., Asia, and Europe. Net sales were $110.1 million for the three months ended March 31, 1996, a 92% increase above the
  $57.4 million of net sales for the three months ended March 31, 1995.   Net
  sales increased primarily as a result of strong demand for the Company`s 64-bit products that resulted in increased unit shipments and increased product availability from the Company`s qualified independent foundries. The increase in unit shipments was partially offset by lower overall average selling prices. Sales for the three months ended March 31, 1996 consisted primarily of the Trio family of integrated accelerators while sales for the three months ended March 31, 1995 consisted primarily of the 64-bit Vision family of integrated accelerators. The Company expects that the percentage of its net sales represented by any one product or type of product may change significantly from period to period as new products are introduced and existing products reach the end of their product life
  cycles.   Due  to  competitive  price  pressures,  the  Company's  products experience declining unit average selling prices over time, which at times can be substantial.

        The market for PCs in the first half of 1996 is expected to grow at a slower rate than in the first half of 1995, which could result in increases in certain customers` inventories of the Company`s products. These factors could adversely affect demand for the Company`s products. In addition, the pricing environment for graphics accelerators has recently experienced and is expected to continue to experience increasing pricing pressures due in part to the alleviation of supply constraints that contributed to more stable pricing in 1995 and to aggressive pricing from certain of the Company`s competitors.

        Export sales accounted for 56% and 42% of net sales for the three months ended March 31, 1996 and 1995, respectively. Approximately 43% of export sales for the three months ended March 31, 1996 were to affiliates of United States customers. The Company expects that export sales will continue to represent a significant portion of net sales, although there can be no assurance that export sales as a percentage of net sales will remain at current levels. All sale transactions were denominated in U.S. dollars.

        Three customers accounted for 16%, 13% and 12% of net sales for the three months ended March 31, 1996. In comparison, sales to one customer was 21% for the three months ended March 31, 1995. The Company expects a significant portion of its future sales to remain concentrated within a limited number of strategic customers. There can be no assurance that the Company will be able to retain its strategic customers or that such customers will not cancel or reschedule orders or, in the event orders are canceled, that such orders will be replaced by other sales. In addition, sales to any particular customer may fluctuate significantly from quarter to quarter. The occurrence of any such events or the loss of a strategic customer could have a material adverse effect on the Company's operating results.

        The occurrence of any supply problems for the Company`s products may adversely affect the rate of growth in net sales. Net sales may also be adversely affected by delays in the production ramp of customers` new programs and systems which incorporate the Company`s products. In addition, the Company ships more product in the third month of each quarter than in either of the first two months of the quarter, with shipments in the third month higher at the end of the month. This pattern, which is common in the semiconductor industry, is likely to continue. The concentration of sales in the last month of the quarter may cause the Company`s quarterly results of operations to more difficult to predict. Moreover, a disruption in the Company`s production or shipping near the end of a quarter could materially reduce the Company`s net sales for that quarter. The Company`s reliance on outside foundries and independent assembly and testing houses reduces the Company`s ability to control, among other things, delivery schedules.

       Gross Margin

        Gross margin percentage increased to 39.6% for the three months ended March 31, 1996 from 39.4% for the three months ended March 31, 1995. The increase was due to the Company achieving proportionately greater decreases in unit average costs compared to decreases in overall average selling prices. The unit average cost decreases were principally the result of changes in the Company`s design method and manufacturing strategy and shifts to lower cost foundries.

        In the future, the Company`s gross margin percentages may be affected by increased competition and related decreases in unit average selling prices (particularly with respect to older generation products), timing of volume shipments of new products, the availability and cost of products from the Company's suppliers, changes in the mix of products sold, and further shifts in sales from add-in card manufacturers to systems OEMs.

        The Company must order products and build inventory substantially in advance of product shipments and because the markets for the Company`s products are volatile and its products are subject to rapid technological and price changes, there is a risk that the Company will forecast incorrectly and produce excess or insufficient inventories of particular products. The Company`s customers` ability to reschedule or cancel orders without significant penalty could adversely affect the Company`s operating results, as the Company may be unable to adjust its purchases from its independent foundries to match such customers` changes and cancellations. To the extent the Company produces excess or insufficient inventories of particular products, the Company`s operating results could be adversely affected.

       Research and Development Expenses

        The Company has made and intends to continue to make significant investments in research and development to remain competitive by developing new and enhanced products. Research and development expenses were $14.7 million for the three months ended March 31, 1996, an increase of $7.8 million from $6.9 million for the three months ended March 31, 1995. Research and development spending increases reflect additions to the Company's engineering staff and nonrecurring engineering and initial product verification expenses related to the introduction of new products. Research and development spending is expected to increase in absolute dollars in 1996 as a result of the product development activities currently underway for the desktop, mobile and home PC markets with a focus on video, 3D, audio and communications.

        Products in the Company`s market typically have a life cycle of 12 to 18 months. The successful development and commercialization of new products required to replace or supplement existing products involve many risks, including the identification of new product opportunities, the successful and timely completion of the development process, and the selection of the Company`s products by leading systems suppliers and board manufacturers for design into their products. There can be no assurance that the Company will successfully identify new product opportunities and develop and bring to the market in a timely manner successful new products, that products or technologies developed by others will not render the Company`s products noncompetitive, or that the Company`s products will be selected for design into its customers` products. In addition, it is possible that the Company`s products may be found defective after the Company has already shipped significant volume production. There can be no assurance that the Company would be able to successfully correct such problems or that such corrections would be acceptable to customers. The occurrence of any such events would have a material adverse effect on the Company`s operating results.

       Selling, Marketing and Administrative Expenses

        Selling, marketing and administrative expenses were $10.9 million for the three months ended March 31, 1995, an increase of $4.3 million from $6.6 million for the three months ended March 31, 1995. Selling and marketing costs increased as a result of additional personnel, increased commissions associated with higher sales levels and increased marketing costs associated with the introduction of new products. Administrative costs have increased due to the hiring of additional personnel necessary to support the increased level of operations. The Company anticipates that selling, marketing and administrative expenses will increase in absolute dollars in 1996.

       Other Income, Net

       Other income, net increased to $1.0 million for the three months ended March 31, 1995, from $0.4 million for the three months ended March 31, 1995. The increase is due to higher average amounts of cash and short-term investments for the three months ended March 31, 1996 compared to the same period in 1995.

       Income Taxes

     The Company's effective tax rate for the three months ended March 31, 1996 is 35%, compared to the 36% effective rate for the three months ended March 31, 1995.

       Liquidity and Capital Resources

       Cash provided by operating activities for the three months ended March 31, 1996 was $4.8 million, as compared to $6.7 million for the three months ended March 31, 1995. The Company experienced an increase in inventory, prepaid expenses and other, income tax payable and accrued liabilities. These increases were partially offset by decreases in accounts receivable and accounts payable. Inventory increased due to the absence of capacity constraints and an increase in finished goods inventory to support sales levels.

        Investing activities for the three months ended March 31, 1996 and 1995 reflected property and equipment purchases of $5.3 million and $3.2 million, respectively, short term investments and the 1996 investment in the real estate partnership of $2.1 million. Continued expansion of the Company`s business is likely to require higher levels of capital equipment purchases, foundry investments and other payments to secure manufacturing capacity.

       Financing activities provided cash of $2.6 million. Borrowings on the line of credit and proceeds from the issuance of common stock were the principal financing activities generating cash.

        Working capital at March 31, 1996 and March 31, 1995 was $153.1 million and $64.1 million, respectively. At March 31, 1996, the Company`s principal sources of liquidity included cash and equivalents of $71.1 million and $22.8 million in short-term investments. In addition, the Company has a $25.0 million unsecured revolving line of credit that expires June 1, 1996. The Company had $4.0 million outstanding under the line of credit as of March 31, 1996. In addition, the Company is currently in the process of establishing two separate secured equipment lines of credit totaling $10.0 million. The Company believes that its available funds and its anticipated funds from operations will satisfy the Company`s projected working capital, existing foundry supply agreement and capital expenditure requirements for at least the next 12 months, other than expenditures for future potential manufacturing agreements. In connection with the Company`s investment in the real estate partnership, the Company (together with the developer) is subject to recourse provisions of the construction financing loan for up to $24.0 million. Upon completion of the construction and satisfaction of certain criteria of the lender, permanent nonrecourse financing has been secured.

        In order to obtain an adequate supply of wafers, especially wafers manufactured using advanced process technologies, the Company has entered into and will continue to consider various possible transactions, including the use of `take or pay` contracts that commit the Company to purchase specified quantities of wafers over extended periods, equity investments in, advances or issuances of equity securities to wafer manufacturing companies in exchange for guaranteed production or the formation of joint ventures to own and operate or construct wafer fabrication facilities. Manufacturing arrangements such as these may require substantial capital investments, which may require the Company to seek additional equity or debt financing. There can be no assurance that such additional financing, if required, will be available when needed or, if available, will be on satisfactory terms. In addition, the Company may, from time to time, as business conditions warrant, invest in or acquire businesses, technology or products that complement the business of the Company.

        In the third quarter of 1995, the Company entered into two long-term manufacturing capacity arrangements. The Company entered into an agreement with United Microelectronics Corporation (UMC) and Alliance Semiconductor Corporation to form a separate Taiwanese company for the purpose of building and managing a semiconductor manufacturing facility in the Science Based Industrial Park in Hsin Chu City, Taiwan, Republic of China. The Company invested $36.4 million in 1995 and is committed to invest New Taiwanese Dollars (NTD) 1,500,000 (approximately $56.2 million) in July 1996 for its 25% equity interest. The facility is currently scheduled to begin production utilizing advanced submicron semiconductor manufacturing processes in late 1996, although there can be no assurance that production will begin on schedule. The Company has the right to purchase up to 31.25% of the output from the foundry. At March 31, 1996, the Company had forward exchange swap agreements with a bank to hedge all of its obligation. Operations through March 31, 1996 have consisted primarily of construction and other capitalizable preproduction activities and, therefore, results of operations for the entity have been immaterial. To the extent the joint venture experiences operating losses during the ramp up of production, the Company will recognize its proportionate share of such losses.

       In addition, the Company expanded and formalized its relationship with Taiwan Semiconductor Manufacturing Company (TSMC) to provide additional capacity over the 1996 to 2000 timeframe. The agreement with TSMC requires the Company to make certain annual advance payments to be applied against the following year`s capacity. The Company has signed promissory notes to secure these payments over the term of the agreement. At March 31, 1996, the remaining advance payments (and corresponding promissory notes) totaled $31.2 million ($7.2 million in prepaid expenses and $24.0 million in production capacity rights).

       The cyclical nature of the semiconductor industry periodically results in shortages of advanced process wafer fabrication capacity such as the Company experiences from time to time. The Company's ability to maintain adequate levels of inventory is primarily dependent upon the Company obtaining sufficient supply of products to meet future demand, and any inability of the Company to maintain adequate inventory levels may adversely affect its relations with its customers. In addition, because the Company must order products and build inventory substantially in advance of product shipments, there is a risk that the Company will forecast incorrectly and produce excess or insufficient inventories of particular products because the Company's products are volatile and subject to rapid technology and price change. This inventory risk is heightened because certain of the Company's key customers place orders with short lead times. The Company's customers' ability to reschedule or cancel orders without significant penalty could adversely affect the Company's liquidity, as the Company may be unable to adjust its purchases from its independent foundries to match such customer changes and cancellations. To the extent the Company produces excess or insufficient inventories of particular products, the Company's operating results could be adversely affected.

        In October 1995, a complaint was filed by Brooktree Corporation against the Company alleging patent infringement. The costs of defending such suit may be substantial and an adverse result in such litigation could materially and adversely affect the Company`s liquidity and capital resources. See Part II, Item 1. `Legal Proceedings.`

  PART II. Other Information

  Item 1. Legal Proceedings

      On October 2, 1995, Brooktree Corporation (`Brooktree`) filed a complaint against the Company in the United States District Court for the Southern District of California (Action No. 952388R (AJB)). The complaint alleges that S3`s Trio64V+ product infringes Brooktree`s United States Letters Patent No. 5,406,306 (the `306 Patent`), which was issued on April 11, 1995. Brooktree has alleged that such infringement was willful and seeks a preliminary and permanent injunction against S3 making, using or selling its Trio64V+ product or any other product substantially equivalent thereto. In addition, Brooktree seeks damages, costs and attorneys` fees and interest. On March 12, 1996, the Court ruled against Brooktree in its Request for a preliminary injunction. The case has been set for trial August 6, 1996, where Brooktree`s request for a permanent injunction and damages will be decided.

      The Company has been advised by patent counsel that its Trio64V+ product does not infringe the `306 Patent`, and it plans to continue to defend the suit vigorously. The Company believes that it has meritorious defenses, including that the `306 Patent` is not valid and/or that the patent is unenforceable due to inequitable conduct on the part of Brooktree in obtaining the patent. However, there can be no assurance that the Company will be successful in the defense of such suit, and even if successful, such litigation could result in substantial expense to the Company and divert the efforts of the Company`s technical and management personnel. In addition, an adverse result in such litigation could have a material adverse effect on the Company`s business and results of operations, however no estimate of such effect can be made.


  Item 6.   Exhibits and Reports on Form 8-K

  (a)  Exhibits


  27    Financial Data Schedule (filed only with the electronic submission of of Form 10-Q in accordance with the Edgar requirements)


  (b)  Reports on Form 8-K

        No reports on Form 8-K were filed by the Company during the three months ended March 31, 1996.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the
                               Registrant has duly

 caused this report to be signed on its behalf by the undersigned thereunto duly authorized.









                                 S3 INCORPORATED
                                  (Registrant)


                               /S/GEORGE A. HERVEY

                                GEORGE A. HERVEY
                         Vice President, Finance
                       and Chief Financial Officer
               (Principal Financial and Accounting Officer)

                                  May 15, 1996