Form 10-Q
period 1996-06-30
S3 INC
filed 1996-08-05
CIK 850519

________________________________________________________________________________



      UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                   WASHINGTON, D. C. 20549

                          FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES
     EXCHANGE ACT OF 1934

For the quarter ended June 30, 1996  OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES
     EXCHANGE ACT OF 1934

For the transition period from __________ to __________

               Commission file number 0-21126

                       S3 INCORPORATED
   (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

           DELAWARE                          77-0204341
        --------------                     --------------
[State or other jurisdiction of    [I.R.S. Employer Identification No.]
incorporation or organization]

   2770 San Tomas Expressway
    Santa Clara, California                  95051-0968
   -------------------------                 -----------
[Address of principal executive              [Zip Code]
offices]

Registrant's telephone number, including area code:  (408)980-5400


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    Yes  [X]  No   [ ]


   The number of shares of the Registrant's Common Stock, $.0001 par value, outstanding at July 26, 1996 was 47,517,589


___________________________________________________________________________

                       S3 INCORPORATED
                          FORM 10-Q


                            INDEX


                                                                PAGE

     PART I. CONSOLIDATED CONDENSED FINANCIAL INFORMATION

     Item 1. Consolidated Condensed Financial Statements:

     Consolidated Condensed Balance Sheets
     June 30, 1996 and December 31, 1995                          3

     Consolidated Condensed Statements of Operations
     Three months ended and six months
     ended June 30, 1996 and 1995                                 4

     Consolidated Condensed Statements of Cash Flows
     Six months ended June 30, 1996 and 1995                      5

     Notes to Unaudited Consolidated Condensed Financial         6-8
     Statements


     Item 2. Management's Discussion and Analysis of
             Financial Condition and Results of Operations      9-14


     PART II. OTHER INFORMATION

     Item 1. Legal Proceedings                                   15

     Item 2. Changes in Securities                         Not Applicable

     Item 3. Defaults Upon Senior Securities               Not Applicable

     Item 4. Submission of Matters to a Vote of
             Security Holders                                  15-16

     Item 5. Other Information                             Not Applicable

     Item 6. Exhibits and Reports on Form 8-K                    16

     Signatures                                                  17



                PART I. FINANCIAL INFORMATION
                Item 1. Financial Statements
                       S3 INCORPORATED
            CONSOLIDATED CONDENSED BALANCE SHEETS
        (Dollars in thousands, except par value data)
                         (Unaudited)


                                                 June 30,      December
                                                 1996          31, 1995
                                                 ---------     ---------
                                 ASSETS
Current assets:
  Cash and equivalents                            $  69,226     $  69,289
  Short-term investments                             15,162        24,630
  Accounts receivable (net of allowances of
      $1,680 in 1996 and $1,614 in 1995)             91,330        84,210
  Inventories, net                                   51,973        43,293
  Prepaid expenses and other                         17,773        14,216
                                                  ---------     ---------
       Total current assets                         245,464       235,638

Property and equipment, net                          25,405        20,678
Production capacity rights                           24,000        24,000
Investment in joint venture                          36,425        36,425
Other assets                                          9,554         4,902
                                                  ---------     ---------

       Total                                      $ 340,848     $ 321,643
                                                  =========     =========

                  LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                $  45,186     $  62,081
  Notes payable                                      15,700         9,200
  Accrued liabilitie                                 17,016        13,461
  Income taxes payabe                                 5,860         6,276
                                                  ---------     ---------
       Total current liabilities                     83,762        91,018

Notes payable                                        24,000        24,000
Other liabilities                                     3,688           761
                                                  ---------     ---------
       Total liabilities                            111,450       115,779
                                                  ---------     ---------

Commitments and contingencies (Notes 4 and 5)

Stockholders' equity:
  Common stock, $.0001 par value; 70,000,000
  shares authorized; 47,471,360 and 46,797,327
  shares outstanding in 1996 and 1995               158,867       156,474
  Unrealized gain on investments                         55            14
  Retained earnings                                  70,476        49,376
                                                  ---------     ---------
       Total stockholders' equity                   229,398       205,864
                                                  ---------     ---------

       Total                                      $ 340,848     $ 321,643
                                                  =========     =========

 See accompanying notes to consolidated condensed financial
                         statements.

                       S3 INCORPORATED
       CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
            (In thousands, except per share data)
                         (Unaudited)

                                 Three Months Ended      Six Months Ended
                                 June 30,    June        June 30,   June 30,
                                 1996        30,1995     1996       1995
                                 --------    -------     --------   --------

  Net sales                      $103,825    $70,558     $213,897   $127,980

  Cost of sales                    64,357     42,601      130,867     77,395
                                 --------    -------     --------   --------


  Gross margin                     39,468     27,957       83,030     50,585

  Operating expenses:
    Research and development       15,057      8,902       29,778     15,837
    Selling, marketing and         11,587      7,688       22,501     14,314
     administrative
                                 --------    -------     --------   --------

       Total operating expenses    26,644     16,590       52,279     30,151
                                 --------    -------     --------   --------


  Income from operations           12,824     11,367       30,751     20,434
  Other income, net                   703      1,283        1,709      1,717
                                 --------    -------     --------   --------


  Income before income taxes       13,527     12,650       32,460     22,151

  Provision for income taxes        4,735      4,680       11,360     8,096
                                 --------    -------     --------   --------


  Net income                     $  8,792    $ 7,970      $21,100    $14,055
                                 ========    =======     ========   ========

  Net income per share              $0.18      $0.17        $0.42      $0.32
                                 ========    =======     ========   ========

  Common and equivalent shares
  used in computing net income
  per share                        50,114     46,074       50,081     43,614
                                 ========    =======     ========   ========













        See accompanying notes to consolidated condensed financial statements.

                       S3 INCORPORATED
       CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                       (In thousands)
                         (Unaudited)

                                                 Six Months Ended
                                                 ----------------------
                                                 June 30,     June 30,
                                                 1996         1995
                                                 --------     --------
  Operating activities:
     Net income                                  $ 21,100     $ 14,055
     Adjustments to reconcile net income to net
     cash provided by used for) operating
     activities:
     Deferred income taxes                          (557)           52
     Depreciation and amortization                 4,690         3,009
     Provision for doubtful accounts receivable       66           192
     Deferred rent                                   (50)           69
     Changes in assets and liabilities:
         Accounts receivable                      (7,186)      (18,172)
         Inventories                              (8,680)       (6,204)
         Prepaid expenses and other               (5,551)          110
         Accounts payable                        (16,895)       10,812
         Accrued liabilities and other             6,533         2,725
         Income taxes payable                       (416)        4,980

                                                 --------     --------
     Net cash provided by (used for) operating    (6,946)       11,628
     activities
                                                 --------     --------
  Investing activities:
     Property and equipment purchases, net        (9,418)      (7,467)
     Investment in real estate partnership        (2,100)           -
     Sales/maturities of short-term                9,509        3,355
         investments, net
     Other assets                                      -         (299)
                                                 --------     --------
     Net cash used for investing activities       (2,009)      (4,411)
                                                 --------     --------

  Financing activities:
     Sale of common stock, net                     2,392       92,013
     Borrowings of notes payable                   6,500            -

                                                 --------     --------
     Net cash provided by financing activities     8,892       92,013
                                                 --------     --------

  Net increase (decrease) in cash and                (63)      99,230
  equivalents
  Cash and cash equivalents at beginning of        69,289      25,772
  period
                                                 --------     --------
  Cash and cash equivalents at end of period      $69,226     $125,002
                                                 ========     ========

           See accompanying notes to consolidated condensed financial statements.

                       S3 INCORPORATED
     NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL
                         STATEMENTS


1.  Basis of Presentation:

     The consolidated condensed financial statements have been prepared by S3 Incorporated, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and include the accounts of S3 Incorporated and its wholly owned subsidiaries ("S3" or collectively the "Company"). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company, the financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position at June 30, 1996 and December 31, 1995, and the operating results for the three and six months ended June 30, 1996 and 1995. These financial statements and notes should be read in conjunction with the Company's audited financial statements and notes thereto for the year ended December 31, 1995, included in the Company's
Form 10-K filed with the Securities and Exchange Commission.

     The results of operations for the three months and six months ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996.

Certain prior year amounts have been reclassified to conform to the current year presentation.

2.  Inventories:

     Inventories consist of work in process and finished goods and are stated at the lower of cost (first-in, first-out) or market.

                                               (In thousands)

                                           June 30,     December
                                             1996        31,1995
                                           ---------    ---------

  Inventories consist of:
  Work in process                           $ 28,929    $  23,469
  Finished goods                              23,044       19,824
                                           ---------    ---------
  Total                                    $  51,973    $  43,293
                                           =========    =========

3.  Net Income Per Share:

     Net income per share is computed based on the weighted average number of common shares and dilutive common equivalent shares outstanding. Common equivalent shares include stock options and shares subscribed under the employee stock purchase plan.


4.  Wafer Supply Agreements and Commitments

     In the third quarter of 1995, the Company entered into two long-term manufacturing capacity arrangements. The Company entered into an agreement with United Microelectronics Corporation (UMC) and Alliance Semiconductor Corporation (Alliance) to form USC, a separate Taiwanese company, for the purpose of building and managing a semiconductor manufacturing facility in the Science-Based Industrial Park in Hsin Chu City, Taiwan. Pursuant to the agreement, as initially executed, the Company invested $36.4 million in 1995 and committed to invest New Taiwanese Dollars (NTD) 1,500,000,000
(approximately $56.2 million) in the second half of 1996 for a 25% equity interest in USC. In June 1996, the Company amended its agreement with UMC and Alliance to provide that the Company would pay NTD 688,000,000 (approximately $26.0 million) in July 1996 and would have the option, exercisable no later than December 31, 1996, to pay NTD 687,000,000, plus 8.5% of such amount from July 4, 1996, for a revised equity interest of 23.75% if the option was exercised. The first installment of approximately $26.1 million was paid at the beginning of July 1996. The facility is currently scheduled to begin production utilizing advanced submicron semiconductor manufacturing processes in late 1996, although there can be no assurance that production will begin on schedule. The Company has the right to purchase up to 31.25% of the output from the foundry. At June 30, 1996, the Company had forward exchange swap agreements with a bank to hedge 1.375 billion NTD. Operations through June 30, 1996 have consisted primarily of construction and other capitalizable preproduction activities and, therefore, results of operations for the entity have been immaterial. To the extent USC experiences operating losses during the ramp up of production or thereafter, the Company will recognize its proportionate share of such losses. There can be no assurance that such operating losses will not continue after ramp up of production or that such losses will not have a material adverse effect on the Company's consolidated results of operations.

     In June 1995, the Company expanded and formalized its relationship with Taiwan Semiconductor Manufacturing Company (TSMC) to provide additional capacity over the 1996 to 2000 timeframe. The agreement with TSMC requires the Company to make certain annual advance payments to be applied against the following year's capacity. The Company has signed promissory notes to secure these payments over the term of the agreement. At June 30, 1996 the remaining advance payments (and corresponding promissory notes to be paid through 2000) totaled $31.2 million ($7.2 million in prepaid expenses and $24.0 million in production capacity rights). On July 1, 1996, the Company paid $7.2 million to TSMC.

     In the ordinary course of business, the Company places purchase orders with its wafer suppliers based on its existing and anticipated customer orders for its products. Should the Company experience a substantial unanticipated decline in the selling price of its products and/or demand thereof, it could result in a material loss on such purchase commitments.

     During December 1995, the Company entered into a limited partnership arrangement with a developer to obtain a ground lease and develop and operate the Company`s future Santa Clara facilities. The facilities are currently scheduled to be ready for occupancy in the first half of 1997. At
June 30, 1996, the Company had invested $2.1 million in the limited partnership.

5.  Contingencies:

     On October 2, 1995, Brooktree Corporation ("Brooktree") filed a complaint against the Company in the United States District Court for the Southern District of California (Action No. 952388R (AJB)). The complaint alleges that S3's Trio64V+ product and other products with substantially equivalent architecture infringes Brooktree`s United States Letters Patent No. 5,406,306 (the "'306 Patent"), which was issued on April 11, 1995. Brooktree has indicated in its expert report and has informed the Company that it will assert at trial that the Trio64V+, Trio64UV+, Trio64V2, Aurora64V+, ViRGE and ViRGE/VX, comprising all of the Company`s current generation of products that have been introduced to date, infringe the '306 Patent. Brooktree has alleged that such infringement was willful and seeks a preliminary and permanent injunction against S3 making, using or selling its Trio64V+ product or any other product substantially equivalent thereto. In addition, Brooktree seeks damages, costs and attorneys' fees and interest. On March 12, 1996, the Court ruled against Brooktree in its request for a preliminary injunction. On July 2, 1996, the Court ruled against S3 in its request for a summary judgment that the '306 Patent is unenforceable as a result of inequitable conduct before the United States Patent and Trademark Office. A bench trial on the issue of inequitable conduct is now set for August 6, 1996. In the event the '306 Patent is held to be enforceable, the Court will hold a separate hearing to construe the scope of the '306 Patent claims after which it will rule on S3`s motion for summary judgment on the basis of non-infringement. If the Court were to deny this summary judgment motion, the jury trial would immediately commence, where Brooktree`s request for a permanent injunction and damages will be decided.

     The Company has been advised by patent counsel that its Trio64V+, Trio64UV+, Trio64V2, Aurora64V+, ViRGE and ViRGE/VX products do not infringe the '306 Patent, and it plans to continue to defend the suit vigorously. The Company believes that it has meritorious defenses, including that the '306 Patent is not valid and/or that the patent is unenforceable due to inequitable conduct on the part of Brooktree in obtaining the patent. However, there can be no assurance that the Company will be successful in the defense of such suit, and even if successful, such litigation has resulted and will result in substantial expense to the Company and diverted the efforts of the Company's technical and management personnel. In addition, an adverse result in such litigation, including substantial damages or an injunction, would have a material adverse effect on the Company`s business and results of operations.

     The semiconductor and software industries are characterized by frequent litigation regarding patent and other intellectual property rights. The Company is party to various claims of this nature. Although the ultimate outcome of these matters and the Brooktree matter above is not presently determinable, management currently believes that the resolution of all such pending matters will not have a material adverse effect on the Company`s financial position or results of operations. Accordingly, no liability that may occur has been provided for in the accompanying financial statements. However, there can be no assurance that an adverse result or settlement with respect to the Brooktree lawsuit would not have a material adverse effect on the Company.

PART I. FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of
Financial Condition and Results of Operations


     When used in this discussion, the word "expects", "anticipates" and similar expressions are intended to identify forward-looking statements. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected, including market conditions in the PC industry, the impact of competitive products and pricing, the timely development and market acceptance of new products and upgrades to existing products, availability and cost of products from the Company's suppliers, the factors discussed below and the factors discussed in Item 1 of the Company's annual report on Form 10-K for the year ended December 31, 1995 under the caption "Business-Factors that May Affect Results." These forward-looking statements speak only as of the date hereof. The portions of the Form 10-K referred to in this paragraph are expressly incorporated herein by reference. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statement contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

Overview

     The Company is a leading supplier of high performance multimedia acceleration solutions for the PC market. The Company's accelerators are designed to work cooperatively with a PC's central processing unit ("CPU"), implementing functions best suited for a dedicated accelerator while allowing the CPU to perform the more general purpose computing functions of today's advanced graphical user interface ("GUI") environments and applications.

     The following information should be read in conjunction with the "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 20 through 23 of the Company's 1995 Annual Report to Stockholders, and with the section of the Company's annual report on Form 10-K for the year ended December 31, 1995 entitled "Item 1. Business - Factors That May Affect Results."

Results of Operations

The following table sets forth for the periods indicated certain financial data as a percentage of net sales:

                                  Three Months Ended    Six Months Ended
                                   June        June      June      June
                                    30,         30,       30,       30,
                                   1996        1995      1996      1995
                                  ------      ------    ------    ------

  Net sales                       100.0%      100.0%    100.0%    100.0%
  Cost of sales                    62.0        60.4      61.2      60.5
                                  ------      ------    ------    -------

  Gross margin                     38.0        39.6      38.8      39.5
                                  ------      ------    ------    -------

  Operating expenses:
     Research and development      14.5        12.6      13.9      12.4
     Selling, marketing and        11.2        10.9      10.5      11.1
       administrative
                                  ------      ------    ------    -------

         Total operating expenses  25.7        23.5      24.4      23.5
                                  ------      ------    ------    -------

  Income from operations           12.3        16.1      14.4      16.0
  Other income, net                 0.7         1.8       0.8       1.3
                                  ------      ------    ------    -------

  Income before income taxes        13.0       17.9      15.2      17.3
  Provision for income taxes         4.5        6.6       5.3       6.3
                                  ------      ------    ------    -------

  Net income                         8.5%      11.3%      9.9%     11.0%
                                  ======      ======    ======    =======

     The Company's operating results have historically been, and will continue to be, subject to quarterly and other fluctuations due to a variety of factors, including changes in pricing policies by the Company, its competitors or its suppliers, anticipated and unanticipated decreases in unit average selling prices of the Company's products, availability and cost of products from the Company's suppliers, changes in the mix of products sold and in the mix of sales by distribution channels, the gain or loss of significant customers, new product introductions by the Company or its competitors, market acceptance of new or enhanced versions of the Company's products, seasonal customer demand, and the timing of significant orders.

     The Company's is continually developing new products to address changing market needs, and its operating results may fluctuate from those in prior quarters or may be adversely affected in quarters in which it is undergoing a product line transition or in which existing products are under extreme price pressures due to competitive factors. The Company also intends to add increased functionality to its products, such as system logic, audio, communications or other additional functions. If new products are not brought to market in a timely manner or do not address market needs or achieve market acceptance, then the Company's operating results will be adversely affected. As a result of the foregoing, the Company's operating results and stock price may be subject to significant volatility, particularly on a quarterly basis. Any shortfall in net sales or net income from levels expected by securities analysts could have an immediate and significant adverse effect on the trading price of the Company's Common Stock.

     Net Sales

     The Company's net sales to date have been generated from the sale of its graphic and multimedia accelerators. The Company's products are used in, and its business is dependent on, the personal computer industry with sales primarily in the U.S., Asia, and Europe. Net sales were $103.8 million for the three months ended June 30, 1996, a 47% increase above the $70.6 million of net sales for the three months ended June 30, 1995. Net sales were $213.9 million for the six months ended June 30, 1996 or 67% above the $128.0 million of net sales for the six months ended June 30, 1995. Net sales increased primarily as a result of strong demand for the Company's 64-bit Trio and ViRGE products that resulted in increased unit shipments. The increase in unit shipments was partially offset by lower overall average selling prices. The Company's sales in the three and six months ended June 30, 1996 consisted primarily of its 64-bit Trio family of integrated accelerators and its ViRGE family of multimedia accelerators, which commenced shipment in volume in the three months ended
June 30, 1996. Sales in the three and six months ended June 30, 1995 consisted primarily of its 64-bit Vision family and Trio family of integrated accelerators. The Company expects that the percentage of its net sales represented by any one product or type of product may change significantly from period to period as new products are introduced and existing products reach the end of their product life cycles. Due to competitive price pressures, the Company's products experience declining unit average selling prices over time, which at times can be substantial.

     The pricing environment for 2D graphics accelerators, which accounted for a majority of the Company's revenues in the first half of 1996, continues to experience increasing pricing pressures due in part to the alleviation of supply constraints that contributed to more stable pricing in 1995 and to aggressive pricing from certain of the Company's competitors. In particular, the Company's Trio family of integrated 2D accelerators has experienced significant decreases in average selling prices in 1996. The Company expects that the graphics accelerator market will transition from 2D acceleration to 3D acceleration, and the Company has introduced its ViRGE family of 3D accelerators in response to this expected transition. If the transition occurs slower that expected or if the Company's 3D products do not achieve market acceptance, the Company's operating results could be adversely affected.

     Export sales accounted for 56% and 40% of net sales in the three months ended June 30, 1996 and 1995, respectively. Export sales accounted for 56% and 41% of net sales in the six months ended June 30, 1996 and 1995, respectively. Approximately 25% and 35% of export sales in the three and six months ended
June 30, 1996, respectively,  were to affiliates of United States customers.
The Company expects that export sales will continue to represent a significant portion of net sales, although there can be no assurance that export sales, as a percentage of net sales, will remain at current levels. All sale transactions are denominated in U.S. dollars.

     One customer accounted for 24% and 17% of net sales in the three months and six months ended June 30, 1996, respectively, and accounted for 17% and 19% of net sales in the three months and six months ended June 30, 1995, respectively. One additional customer accounted for 13% of net sales in the three months ended June 30, 1996, and a different customer accounted for 10% of net sales in the six months ended June 30, 1996. In comparison, only one additional customer accounted for more than 10% of net sales in the comparable 1995 periods, accounting for 12% of net sales in the three months ended June 10, 1995. The Company expects a significant portion of its future sales to remain concentrated within a limited number of strategic customers. There can be no assurance that the Company will be able to retain its strategic customers or that such customers will not cancel or reschedule orders or, in the event orders are canceled, that such orders will be replaced by other sales. In addition, sales to any particular customer may fluctuate significantly from quarter to quarter. The occurrence of any such events or the loss of a strategic customer could have a material adverse effect on the Company's operating results.

     The occurrence of any supply problems for the Company's products may adversely affect net sales. Net sales may also be adversely affected by delays in the production ramp up of customers' new programs and systems which incorporate the Company's products. In addition, the Company ships more product in the third month of each quarter than in either of the first two months of the quarter, with shipments in the third month higher at the end of the month. This pattern, which is common in the semiconductor industry, is likely to continue. The concentration of sales in the last month of the quarter may cause the Company's quarterly results of operations to be more difficult to predict. Moreover, a disruption in the Company's production or shipping near the end of a quarter could materially reduce the Company's net sales for that quarter. The Company's reliance on outside foundries and independent assembly and testing houses reduces the Company's ability to control, among other things, delivery schedules.

     Gross Margin

     Gross margin percentage decreased to 38.0% in the three months ended
June 30, 1996 from 39.6% in the three months ended June 30, 1995. Gross margin percentage decreased to 38.8% in the six months ended June 30, 1996 from 39.5% in the six months ended June 30, 1995. In the three and six months ended
June 30, 1996, the decrease resulted from the continuing decrease in overall average selling prices of the 64-bit Trio family, partially offset by the decrease in unit average costs resulting from the Company's foundries' conversion to 8-inch wafers and 0.5 micron technology, and from initial volume sales of ViRGE products.

     In the future, the Company's gross margin percentages may be affected by increased competition and related decreases in unit average selling prices (particularly with respect to older generation products), timing of volume shipments of new products, the availability and cost of products from the Company's suppliers, changes in the mix of products sold, and further shifts in sales from add-in card manufacturers to systems OEMs.

     Because the Company must order products and build inventory substantially in advance of product shipments and because the markets for the Company's products are volatile and its products are subject to rapid technological and price changes, there is a risk that the Company will forecast incorrectly and produce excess or insufficient inventories of particular products. The Company's customers' ability to reschedule or cancel orders without significant penalty could adversely affect the Company's operating results, as the Company may be unable to adjust its purchases from its independent foundries to match such customers' changes and cancellations. The Company's foundry agreement with Taiwan Semiconductor Manufacturing Company (TSMC) requires the Company, under certain circumstances, to purchase certain committed capacity amounts or to forfeit advance payments against such amounts. To the extent the Company purchases excess or insufficient inventories of particular products, the Company's operating results could be adversely affected.

     Research and Development Expenses

     The Company has made and intends to continue to make significant investments in research and development to remain competitive by developing new and enhanced products, which include products focused on the acceleration of personal computer audio and communication functions and 3D multimedia accelerators with enhanced features. Research and development expenses were $15.1 million in the three months ended June 30, 1996, an increase of $6.2 million from $8.9 million in the three months ended June 30, 1995. Research and development expenses were $29.8 million in the six months ended June 30, 1996, an increase of $13.9 million from $15.8 million in the six months ended
June 30, 1995. Research and development spending increases reflect additions to the Company's engineering staff and initial product verification expenses related to the introduction of new products. Research and development spending for the second half of 1996 is expected to continue to emphasize product development activities currently underway for the business desktop, mobile and home PC markets, with a focus on video, 3D, audio and communications.

     Products in the Company's market typically have a life cycle of 12 to 24 months, with substantial reductions of unit average selling prices over the life of a specific product. The successful development and commercialization of new products required to replace or supplement existing products involve many risks, including the identification of new product opportunities, the successful and timely completion of the development process, and the selection of the Company's products by leading systems suppliers and board manufacturers for design into their products. There can be no assurance that the Company will successfully identify new product opportunities and develop and bring to market in a timely manner successful new products, that products or technologies developed by others will not render the Company's products noncompetitive, or that the Company's products will be selected for design into its customers' products. In addition, it is possible that the Company's products may be found defective after the Company has already shipped significant volume production. There can be no assurance that the Company would be able to successfully correct such problems or that such corrections would be acceptable to customers. The occurrence of any such events would have a material adverse effect on the Company's operating results.

     Selling, Marketing and Administrative Expenses

     Selling, marketing and administrative expenses were $11.6 million in the three months ended June 30, 1996, an increase of $3.9 million from $7.7 million in the three months ended June 30, 1995. Selling, marketing and administrative expenses were $22.5 million in the six months ended June 30, 1996, an increase of $8.2 million from $14.3 million in the six months ended June 30, 1995. Selling and marketing costs have increased as a result of additional personnel, increased commissions associated with higher sales levels, and increased marketing costs associated with the introduction of new products, including the consumer software licensing costs for the ViRGE 3D software. Administrative costs increased due to the litigation costs in defending the Brooktree lawsuit and the hiring of additional personnel necessary to support the increased level of operations. The Company anticipates that selling, marketing, and administrative expenses will increase in absolute dollars in 1996.

     Other Income, Net

     Other income, net decreased to $0.7 million in the three months ended
June 30, 1996 from $1.3 million in the three months ended June 30, 1995. The current year decrease is due to the lower average amounts of cash and short-term investments in the second quarter of 1996 compared to the same period in 1995. Other income, net, remained at $1.7 million for the six months ended
June 30, 1996 and June 30,1995.

     Income Taxes

     The Company's effective tax rate for the three and six months ended June 30, 1996 was 35%, compared to the effective rate for the three and six months ended June 30, 1995 of 37.0% and 36.5%, respectively.

     Liquidity and Capital Resources

     Cash used for operating activities for the six months ended June 30, 1996 was $6.9 million. The Company experienced an increase from December 31, 1995 in accounts receivable, inventory, prepaid expense and other, and accrued liabilities. These increases were offset by decreases in accounts payable and income taxes payable. The Company experienced an increase in accounts receivable from the level at December 31, 1995 due to the substantial concentration of sales in June 1996 resulting from the delivery schedules of the Company's suppliers and increased shipments in the third month of that quarter over either of the first two months of the quarter relative to what the Company experienced in previous quarters. Inventory increased due to the absence of capacity constraints and an increase in finished goods inventory to support sales levels. During the six months ended June 30, 1996, the Company sold its remaining inventory of its Vision family of integrated accelerators.

     Investing activities for the six months ended June 30, 1996 and 1995 reflected property and equipment purchases of $9.4 million and $7.5 million, respectively, sales and maturities of short-term investments and the 1996 investment in the real estate partnership of $2.1 million. Continued expansion of the Company's business is likely to require higher levels of accounts receivable, inventory, capital equipment purchases, foundry investments and other payments to secure manufacturing capacity.

     Financing activities provided cash of $8.9 million. Proceeds from the issuance of common stock and equipment financing were the principal financing activities generating cash.

     Working capital at June 30, 1996 and December 31, 1995 was $161.7 and $144.6 million, respectively. At June 30, 1996, the Company's principal sources of liquidity included cash and equivalents of $69.2 million and $15.2 million in short-term investments. In addition, the Company has available $25.0 million under an unsecured revolving line of credit that expires June 1, 1997. The Company had $2.0 million outstanding under this line of credit at June 30, 1996. In addition the Company has available two separate secured equipment lines of credit totaling $10.0 million. The Company had $6.5 million outstanding under these secured equipment lines of credit at June 30, 1996. The Company believes that these available funds and anticipated funds from operations will satisfy the Company's projected working capital, existing foundry supply agreement and capital expenditure requirements for at least the next 12 months, other than possible expenditures for future manufacturing agreements. The Company believes that success in its industry requires substantial capital in order to, among other things, maintain the flexibility to take advantage of opportunities as they may arise. Depending upon market conditions, the Company may seek to raise additional funds through equity or debt financings. The sale of additional equity or convertible debt securities could result in additional dilution to the Company's stockholders.

     In connection with the Company's investment in the real estate partnership, the Company (together with the developer) is subject to recourse provisions of the construction financing loan for up to $24.0 million. Permanent nonrecourse financing has been secured, conditioned upon completion of the construction and satisfaction of certain criteria of the lender.

     In order to obtain an adequate supply of wafers, especially wafers manufactured using advanced process technologies, the Company has entered into and will continue to consider various possible transactions, including the use of "take or pay" contracts that commit the Company to purchase specified quantities of wafers over extended periods, equity investments in, advances or issuances of equity securities to wafer manufacturing companies in exchange for guaranteed production or the formation of joint ventures to own and operate or construct wafer fabrication facilities. Manufacturing arrangements such as these may require substantial capital investments, which may require the Company to seek additional equity or debt financing. There can be no assurance that such additional financing, if required, will be available when needed or, if available, will be on satisfactory terms. In addition, the Company may, from time to time, as business conditions warrant, invest in or acquire businesses, technology or products that complement the business of the Company.

     In the third quarter of 1995, the Company entered into two long-term manufacturing capacity arrangements. The Company entered into an agreement with United Microelectronics Corporation (UMC) and Alliance Semiconductor Corporation (Alliance) to form USC, a separate Taiwanese company, for the purpose of building and managing a semiconductor manufacturing facility in the Science-Based Industrial Park in Hsin Chu City, Taiwan. Pursuant to the agreement, as initially executed, the Company invested $36.4 million in 1995 and committed to invest New Taiwanese Dollars (NTD) 1,500,000,000 (approximately $56.2 million) in the second half of 1996 for a 25% equity interest in USC. In June 1996, the Company amended its agreement with UMC and Alliance to provide that the Company would pay NTD 688,000,000 (approximately $26.0 million) in July 1996 and would have the option, exercisable no later than December 31, 1996, to pay
NTD 687,000,000, plus 8.5% of such amount from July 4, 1996, for a revised equity interest of 23.75% if the option was exercised. The first installment of approximately $26.1 million was paid at the beginning of July 1996. The facility is currently scheduled to begin production utilizing advanced submicron semiconductor manufacturing processes in late 1996, although there can be no assurance that production will begin on schedule. The Company has the right to purchase up to 31.25% of the output from the foundry. At June 30, 1996, the Company had forward exchange swap agreements with a bank to hedge
1.375 billion NTD. Operations through June 30, 1996 have consisted primarily of construction and other capitalizable preproduction activities and, therefore, results of operations for the entity have been immaterial. To the extent USC experiences operating losses during the ramp up of production or thereafter, the Company will recognize its proportionate share of such losses. There can be no assurance that such operating losses will not continue after ramp up of production or that such losses will not have a material adverse effect on the Company's consolidated results of operations.

     In June 1995, the Company expanded and formalized its relationship with TSMC to provide additional capacity over the 1996 to 2000 timeframe. The agreement with TSMC requires the Company to make certain annual advance payments to be applied against the following year's capacity. The Company has signed promissory notes to secure these payments over the term of the agreement. At June 30, 1996 the remaining advance payments (and corresponding promissory notes to be paid through 2000) totaled $31.2 million ($7.2 million in prepaid expenses and $24.0 million in production capacity rights). On July 1, 1996, the Company paid $7.2 million to TSMC.

     The cyclical nature of the semiconductor industry periodically results in shortages of advanced process wafer fabrication capacity such as the Company experiences from time to time. The Company's ability to maintain adequate levels of inventory is primarily dependent upon the Company obtaining sufficient supply of products to meet future demand, and any inability of the Company to maintain adequate inventory levels may adversely affect its relations with its customers. In addition, because the Company must order products and build inventory substantially in advance of product shipments, there is a risk that the Company will forecast incorrectly and produce excess or insufficient inventories of particular products because the Company's products are volatile and subject to rapid technology and price change. This inventory risk is heightened because certain of the Company's key customers place orders with short lead times. The Company's customers' ability to reschedule or cancel orders without significant penalty could adversely affect the Company's liquidity, as the Company may be unable to adjust its purchases from its independent foundries to match such customer changes and cancellations. To the extent the Company purchases excess or insufficient inventories of particular products, the Company's operating results could be adversely affected.

     In October 1995, a complaint was filed by Brooktree Corporation against the Company alleging patent infringement. The costs of defending such suit have been and will be substantial and an adverse result in such litigation would materially and adversely affect the Company's liquidity and capital resources. See Part II, Item 1. "Legal Proceedings."

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     On October 2, 1995, Brooktree Corporation ("Brooktree") filed a complaint against the Company in the United States District Court for the Southern District of California (Action No. 952388R (AJB)). The complaint alleges that S3's Trio64V+ product and other products with substantially equivalent architecture infringes Brooktree's United States Letters Patent No. 5,406,306 (the "'306 Patent"), which was issued on April 11, 1995. Brooktree has indicated in its expert report and has informed the Company that it will assert at trial that the Trio64V+, Trio64UV+, Trio64V2, Aurora64V+, ViRGE and ViRGE/VX, comprising all of the Company's current generation of products that have been introduced to date, infringe the '306 Patent. Brooktree has alleged that such infringement was willful and seeks a preliminary and permanent injunction against S3 making, using or selling its Trio64V+ product or any other product substantially equivalent thereto. In addition, Brooktree seeks damages, costs and attorneys' fees and interest. On March 12, 1996, the Court ruled against Brooktree in its request for a preliminary injunction. On July 2, 1996, the Court ruled against S3 in its request for a summary judgment that the '306 Patent is unenforceable as a result of inequitable conduct before the United States Patent and Trademark Office. A bench trial on the issue of inequitable conduct is now set for August 6, 1996. In the event the '306 Patent is held to be enforceable, the Court will hold a separate hearing to construe the scope of the '306 Patent claims after which it will rule on S3's motion for summary judgment on the basis of non-infringement. If the Court were to deny this summary judgment motion, the jury trial would immediately commence, where Brooktree's request for a permanent injunction and damages will be decided.

     The Company has been advised by patent counsel that its Trio64V+, Trio64UV+, Trio64V2, Aurora64V+, ViRGE and ViRGE/VX products do not infringe the '306 Patent, and it plans to continue to defend the suit vigorously. The Company believes that it has meritorious defenses, including that the '306 Patent is not valid and/or that the patent is unenforceable due to inequitable conduct on the part of Brooktree in obtaining the patent. However, there can be no assurance that the Company will be successful in the defense of such suit, and even if successful, such litigation has resulted and will result in substantial expense to the Company and diverted the efforts of the Company's technical and management personnel. In addition, an adverse result in such litigation, including substantial damages or an injunction, would have a material adverse effect on the Company's business and results of operations.


Item 4.  Submission of Matters to a Vote of Security Holders

a)   The Annual Meeting of Stockholders was held on May 8, 1996.

b) The following directors were elected at the meeting to serve one year terms:

     Diosdado P. Banatao
     Terry N. Holdt
     Carmelo J. Santoro
     John C. Colligan
     Dr. Robert P. Lee
     Ronald T. Yara

C) The matters voted upon at the meeting and results of the voting with respect to those matters were as follows:

                                       For         Abstain
                                       ---         -------

     (1)  Election of Directors:
          Diosdado P. Banatao          42,988,793  176,689
          Terry N. Holdt               42,981,701  183,781
          Dr. Carmelo J. Santoro       42,988,450  177,032
          John C. Colligan             42,922,085  173,397
          Dr. Robert P. Lee            42,989,236  176,246
          Ronald T. Yara               42,988,175  177,307


                                       For         Against     Abstain
                                       ---         -------     -------
     (2)  Resolution for the
          approval of the amendments
          to the 1989 Stock Plan
          (Proposal 2).                14,240,736  11,043,749  358,736

     (3)  Resolution for the approval
          of the amendments to the
          1989 Stock Plan
          (Proposal 3).                12,923,142  12,347,386  372,693

     (4)  Approval on amendment to
          the Employee Stock
          Purchase Plan.               26,398,446  1,117,163   178,815

     (5)  Approval on amendment and
          restatement of the
          Executive Bonus Plan.        38,401,720  1,609,317   332,923

     (6)  Ratification of Deloitte &
          Touche LLP as the Company's
          independent auditors for
          fiscal year 1996.            42,889,594  131,548     144,340


The foregoing matters are described in detail in the Registrant's definitive proxy statement dated March 29, 1996, for the Annual Meeting of Stockholders held on May 8, 1996.

Item 6.   Exhibits and Reports on Form 8-K

(a)  Exhibits


27 Financial Data Schedule (filed only with the electronic submission of Form 10-Q in accordance with the Edgar requirements)



(b)  Reports on Form 8-K

     No reports on Form 8-K were filed by the Company during the three months ended June 30, 1996.

                         SIGNATURES

 Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be
   signed on its behalf by the undersigned thereunto duly
                         authorized.









                       S3 INCORPORATED
                        (Registrant)


                     /S/GEORGE A. HERVEY

                      GEORGE A. HERVEY
                 Senior Vice President, Finance
                   and Chief Financial Officer
         (Principal Financial and Accounting Officer)

                       August 5, 1996