Form 10-Q
period 1996-09-30
S3 INC
filed 1996-11-13
CIK 850519

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the quarter ended September 30, 1996 OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the transition period from __________ to __________

                         Commission file number 0-21126

                                 S3 INCORPORATED
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

             DELAWARE                                      77-0204341
  ----------------------------              ------------------------------------
  [State or other jurisdiction              [I.R.S. Employer Identification No.]
of incorporation or organization]

     2770 San Tomas Expressway
      Santa Clara, California                                    95051-0968
----------------------------------------                         ----------
[Address of principal executive offices]                         [Zip Code]

       Registrant's telephone number, including area code: (408) 980-5400


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes   X     No
                                  -----      -----


    The number of shares of the Registrant's Common Stock, $.0001 par value, outstanding at November 8, 1996 was 48,083,827.


--------------------------------------------------------------------------------

                                 S3 INCORPORATED
                                    FORM 10-Q


                                      INDEX

                                                                            PAGE


PART I. CONSOLIDATED CONDENSED FINANCIAL INFORMATION

Item 1. Consolidated Condensed Financial Statements:


         Consolidated Condensed Balance Sheets
                  September 30, 1996 and December 31, 1995                    3

         Consolidated Condensed Statements of Operations
                  Three months and nine months ended
                  September 30, 1996 and 1995                                 4

         Consolidated Condensed Statements of Cash Flows
                  Nine months ended September 30, 1996 and 1995               5

         Notes to Unaudited Consolidated Condensed Financial Statements      6-8


Item 2.  Management's Discussion and Analysis of
   Financial Condition and Results of Operations                             9-21


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                    22

Item 2.  Changes in Securities                                          Not Applicable

Item 3.  Defaults Upon Senior Securities                                Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders            Not Applicable

Item 5.  Other Information                                              Not Applicable

Item 6.  Exhibits and Reports on Form 8-K                                     22

Signatures                                                                    23

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

                                 S3 INCORPORATED
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                    (Dollars in thousands, except share data)
                                   (Unaudited)

                                                                                     September 30,       December 31,
                                                                                          1996               1995
                                             ASSETS                                  -------------       ------------

Current assets:
   Cash and equivalents                                                                $ 130,808         $  69,289
   Short-term investments                                                                 13,200            24,630
   Accounts receivable (net of allowances of $2,026 in 1996
             and $1,614 in 1995)                                                         104,831            84,210
   Inventories, net                                                                       52,865            43,293
   Prepaid expenses and other                                                             26,663            14,216
                                                                                       ---------         ---------
             Total current assets                                                        328,367           235,638

   Property and equipment, net                                                            25,896            20,678
   Production capacity rights                                                             14,400            24,000
   Investment in joint venture                                                            63,346            36,425
   Other assets                                                                           14,773             4,902
                                                                                       ---------         ---------

             Total                                                                     $ 446,782         $ 321,643
                                                                                       =========         =========

                                           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                                    $  36,008         $  62,081
   Notes payable                                                                          21,314             9,200
   Accrued liabilities                                                                    15,956            13,461
   Income taxes payable                                                                    8,640             6,276
                                                                                       ---------         ---------
             Total current liabilities                                                    81,918            91,018

Notes payable                                                                             14,400            24,000
Other liabilities                                                                          4,862               761
                                                                                       ---------         ---------
             Total liabilities                                                           101,180           115,779
                                                                                       ---------         ---------


Convertible subordinated notes (Note 5)                                                  103,500                --

Commitments and contingencies (Notes 4 and 6)

Stockholders' equity:
   Common stock, $.0001 par value; 70,000,000 shares authorized;
             47,802,328 and 46,797,327 shares outstanding in 1996 and 1995               159,865           156,474
   Unrealized gain (loss) on short-term investments                                          (27)               14
   Retained earnings                                                                      82,264            49,376
                                                                                       ---------         ---------
             Total stockholders' equity                                                  242,102           205,864
                                                                                       ---------         ---------

             Total                                                                     $ 446,782         $ 321,643
                                                                                       =========         =========


     See accompanying notes to consolidated condensed financial statements.

                                 S3 INCORPORATED
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)


                                                          Three Months Ended                Nine Months Ended
                                                    September 30,     September 30,   September 30,   September 30,
                                                        1996              1995           1996             1995
                                                    -------------     -------------   -------------   -------------


     Net sales                                        $119,440        $ 84,793        $333,337        $212,773

     Cost of sales                                      72,824          50,707         203,691         128,102
                                                      --------        --------        --------        --------

     Gross margin                                       46,616          34,086         129,646          84,671

     Operating expenses:
        Research and development                        15,897          11,292          45,675          27,129
        Selling, marketing and administrative           12,858           8,785          35,359          23,099
                                                      --------        --------        --------        --------
             Total operating expenses                   28,755          20,077          81,034          50,228
                                                      --------        --------        --------        --------

     Income from operations                             17,861          14,009          48,612          34,443
     Other income, net                                     277           1,643           1,986           3,360
                                                      --------        --------        --------        --------

     Income before income taxes                         18,138          15,652          50,598          37,803

     Provision for income taxes                          6,350           5,792          17,710          13,888
                                                      --------        --------        --------        --------
     Net income                                       $ 11,788        $  9,860        $ 32,888        $ 23,915
                                                      ========        ========        ========        ========

     Net income per share:

     Primary                                          $   0.23        $   0.20        $   0.65        $   0.52
                                                      ========        ========        ========        ========

     Fully diluted                                    $   0.23        $   0.20        $   0.65        $   0.52
                                                      ========        ========        ========        ========

     Common and equivalent shares used in
      computing net income per share:

     Primary                                            51,101          50,496          50,421          45,907
                                                      ========        ========        ========        ========

     Fully diluted                                      52,932          50,496          51,031          45,907
                                                      ========        ========        ========        ========



     See accompanying notes to consolidated condensed financial statements.

                                 S3 INCORPORATED
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                           Nine Months Ended
                                                                     ------------------------------
                                                                     September 30,    September 30,
                                                                         1996              1995
                                                                     -------------    -------------
Operating activities:
     Net income                                                      $  32,888           $  23,915
     Adjustments to reconcile net income to net cash provided by
     (used for) operating activities:
          Deferred income taxes                                           (994)                231
          Depreciation and amortization                                  7,717               4,836
          Provision for doubtful accounts receivable                       412                 458
          Deferred rent                                                   (115)                 27
          Changes in assets and liabilities:
                Accounts receivable                                    (21,033)            (41,869)
                Inventories                                             (9,572)             (9,752)
                Prepaid expenses and other                              (6,794)               (329)
                Production capacity rights                              (7,200)             (1,200)
                Accounts payable                                       (26,073)             25,436
                Accrued liabilities                                      6,925               7,046
                Income taxes payable                                     2,364               7,726
                                                                     -------------    -------------
     Net cash provided by (used for) operating activities              (21,475)             16,525
                                                                     -------------    -------------
Investing activities:
     Property and equipment purchases, net                             (12,515)            (12,379)
     Investment in real estate partnership                              (2,100)                 --
     Sales/maturities of short-term investments, net                    11,389                 254
     Investment in joint venture                                       (26,921)            (37,000)
     Other assets                                                           --              (2,891)
                                                                     -------------    -------------
     Net cash used for investing activities                            (30,147)            (52,016)
                                                                     -------------    -------------
Financing activities:
     Sale of common stock, net                                           3,391              92,694
     Sale of convertible subordinated notes                            103,500                  --
     Debt issuance costs                                                (3,250)                 --
     Borrowings on equipment financing                                   6,500                  --
     Borrowings of notes payable, net                                    3,000                  --
                                                                     -------------    -------------
     Net cash provided by financing activities                         113,141              92,694
                                                                     -------------    -------------
Net increase in cash and equivalents                                    61,519              57,203
Cash and equivalents at beginning of period                             69,289              25,772
                                                                     -------------    -------------
Cash and equivalents at end of period                                $ 130,808           $  82,975
                                                                     =============    =============

     See accompanying notes to consolidated condensed financial statements.

                                 S3 INCORPORATED
         NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


1. Basis of Presentation:

         The consolidated condensed financial statements have been prepared by S3 Incorporated, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and include the accounts of S3 Incorporated and its wholly owned subsidiaries ("S3" or collectively the "Company"). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company, the financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position at September 30, 1996 and December 31, 1995, and the operating results and cash flows for the three and nine months ended September 30, 1996 and 1995. These financial statements and notes should be read in conjunction with the Company's audited financial statements and notes thereto for the year ended December 31, 1995, included in the Company's Form 10-K filed with the Securities and Exchange Commission.

         The results of operations for the three months and nine months ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996.


2. Inventories:

         Inventories consist of work in process and finished goods and are stated at the lower of cost (first-in, first out) or market.



                                                September 30,       December 31,
Inventories consist of:                             1996                1995
                                                 -------------------------------
                                                          (in thousands)

          Work in process                           $25,066              $23,469
          Finished goods                             27,799               19,824
                                                 -------------------------------
             Total                                  $52,865              $43,293
                                                 ===============================



3. Net Income Per Share:

         Net income per share is computed using the weighted average number of common shares and dilutive common equivalent shares outstanding. For primary earnings per share, common equivalent shares include stock options and shares subscribed under the employee stock purchase plan (computed using the treasury stock method). Fully diluted earnings per share also include, if dilutive, the effect of incremental shares issuable upon the conversion of the convertible subordinated notes and an adjustment to net income for the interest expense (net of income taxes) related to the notes.

4. Wafer Supply Agreements and Commitments

         In the third quarter of 1995, the Company entered into two long-term manufacturing capacity arrangements. The Company entered into an agreement with United Microelectronics Corporation (UMC) and Alliance Semiconductor (Alliance) to form USC, a separate Taiwanese company, for the purpose of building and managing a semiconductor manufacturing facility in the Science-Based Industrial Park in Hsin Chu City, Taiwan. Pursuant to the agreement, as initially executed, the Company invested $36.4 million in 1995 and committed to invest New Taiwanese Dollars (NTD) 1,500,000,000 (approximately $56.2 million) in the second half of 1996 for a 25% equity interest in USC. In June 1996, the Company amended its agreement with UMC and Alliance to provide that the Company would pay NTD 688,000,000 (approximately $26.1 million) in July 1996 and would have the option, exercisable no later than December 31, 1996 to pay NTD 687,000,000, plus 8.5% of such amount from July 4, 1996, for a revised equity interest of 23.75% if the option was exercised. The first installment of NTD 688,000,000 (approximately $26.1 million) was paid at the beginning of July 1996. The Company intends to pay the remaining balance of NTD 687,000,000 plus interest prior to December 31, 1996. The facility began production utilizing advanced submicron semiconductor manufacturing processes in September 1996, although there can be no assurance that production will ramp to planned capacity. The Company has the right to purchase up to 31.25% of the output from USC. Operations through September 30, 1996 consisted primarily of construction and other capitalizable preproduction activities and, therefore, results of operations for the entity have been immaterial. To the extent USC experiences operating losses during the ramp up of production or thereafter, the Company will recognize its proportionate share of such losses. There can be no assurance that such operating losses will not continue after ramp up of production or that such losses will not have a material adverse effect on the Company's consolidated results of operations.

         In June 1995, the Company expanded and formalized its relationship with Taiwan Semiconductor Manufacturing Company (TSMC) to provide additional capacity over the 1996 to 2000 timeframe. The agreement with TSMC requires the Company to make certain annual advance payments to be applied against the following year's capacity. The Company has signed promissory notes to secure these payments over the term of the agreement. On July 1, 1996, the Company paid $7.2 million to TSMC. At September 30, 1996 the remaining advance payments (and corresponding promissory notes to be paid through 2000) totaled $24.0 million ($9.6 million in prepaid expenses and $14.4 million in production capacity rights).

         In the ordinary course of business, the Company places orders with its wafer suppliers based on its existing and anticipated customer orders for its products. Should the Company experience a substantial unanticipated decline in the selling price of its products and/or demand thereof, it could result in a material loss on such purchase commitments.

         During December 1995, the Company entered into a limited partnership arrangement with a developer to obtain a ground lease and develop and operate the Company's future Santa Clara facilities. At September 30, 1996, the Company had invested $2.1 million in the limited partnership. In connection with the Company's investment in the real estate partnership, the Company (together with the developer) is subject to recourse provisions for the construction financing loan for up to $12.0 million. At September 30, 1996, the Company was a guarantor with respect to $7.2 million incurred under the construction financing loan agreement. Permanent nonrecourse financing has been obtained, conditioned upon completion of the construction and satisfaction of certain criteria of the lender. The Company is not a guarantor on the permanent financing. The facilities are currently scheduled to be ready for occupancy in the first half of 1997.

5. Convertible Subordinated Notes

         In September 1996, the Company completed a private placement of $103,500,000 aggregate principal amount of convertible subordinated notes. The notes mature in 2003. Interest is payable semi-annually at 5 3/4% per annum.

The notes are convertible at the option of the note holders into the Company's common stock at an initial conversion price of $19.22 per share, subject to adjustment. Beginning in October 1999, the notes are redeemable at the option of the Company at an initial redemption price of 102% of the principal amount. The Company has reserved 5,385,016 shares of common stock (plus such additional number of shares that may be required pursuant to the operation of anti-dilution provisions) for the conversion of these notes. Offering costs of $3,250,000 are included in other assets and are amortized on a straight-line basis over the term of the notes.


6. Contingencies:

         In October 1995, Brooktree Corporation ("Brooktree") filed a complaint against the Company in the United States District Court for the Southern District of California, alleging that most of the Company's current products infringe a Brooktree patent. Such lawsuit resulted in substantial expense to the Company to defend the action and diverted the efforts of the Company's technical and management personnel. In August 1996, the Company and Brooktree entered into a settlement and license agreement pursuant to which all claims and counterclaims between the parties were dismissed. S3 made no admission of infringement or any other wrongdoing. The settlement requires S3 to pay to Brooktree a license fee and royalties over a five-year period, and each company has agreed not to sue the other with respect to video and graphics products over such five-year period.

         The semiconductor and software industries are characterized by frequent litigation regarding patent and other intellectual property rights. The Company is party to various claims of this nature. Although the ultimate outcome of these matters is not presently determinable, management currently believes that the resolution of all such pending matters will not have a material adverse effect on the Company's financial position or results of operations. Accordingly, no liability that may occur has been provided for in the accompanying financial statements.

PART I. FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of
Financial Condition and Results of Operations

         When used in this discussion, the word "expects", "anticipates" and similar expressions are intended to identify forward-looking statements. Such statements, which include statements concerning the timing of availability and functionality of products under development, product mix, trends in average selling prices, the growth rate of the market for PCs, the percentage of export sales and sales to strategic customers, the adoption or retention of industry standards, the availability and cost of products from the Company's suppliers, and the initial operating results for the Company's joint venture foundry, are subject to risks and uncertainties, including those set forth below under "Factors that May Affect Results," that could cause actual results to differ materially from those projected. These forward-looking statements speak only as of the date hereof. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statement contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.


OVERVIEW

         The Company is a leading supplier of high performance multimedia accelerator solutions for the PC market. The Company's accelerators are designed to work cooperatively with a PC's central processing unit ("CPU"), implementing functions best suited for a dedicated accelerator while allowing the CPU to perform the more general purpose computing functions of today's advanced graphical user interface ("GUI") environments and applications.

         The following information should be read in conjunction with the "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 20 through 23 of the Company's 1995 Annual Report to Stockholders.

RESULTS OF OPERATIONS

         The following table sets forth for the periods indicated certain financial data as a percentage of net sales:


                                                   Three Months Ended             Nine Months Ended
                                                 Sept. 30,     Sept. 30,       Sept. 30,       Sept. 30,
                                                   1996          1995            1996            1995
                                                 ---------     ---------       ---------       ---------

Net sales                                        100.0%          100.0%         100.0%          100.0%
Cost of sales                                     61.0            59.8           61.1            60.2
                                                 ---------     ---------       ---------       ---------
Gross margin                                      39.0            40.2           38.9            39.8
                                                 ---------     ---------       ---------       ---------
Operating expenses:
  Research and development                        13.3            13.3           13.7            12.7
  Selling, marketing and administrative           10.7            10.4           10.6            10.9
                                                 ---------     ---------       ---------       ---------
     Total operating expenses                     24.0            23.7           24.3            23.6
                                                 ---------     ---------       ---------       ---------
Income from operations                            15.0            16.5           14.6            16.2
Other income, net                                  0.2             1.9            0.6             1.5
                                                 ---------     ---------       ---------       ---------
Income before income taxes                        15.2            18.4           15.2            17.7
Provision for income taxes                         5.3             6.8            5.3             6.5
                                                 ---------     ---------       ---------       ---------
Net income                                         9.9%           11.6%           9.9%           11.2%
                                                 =========     =========       =========       =========

NET SALES

         The Company's net sales to date have been generated from the sale of its graphic and multimedia accelerators. The Company's products are used in, and its business is dependent on, the personal computer industry with sales primarily in the U.S., Asia, and Europe. Net sales were $119.4 million for the three months ended September 30, 1996, a 41% increase above the $84.8 million of net sales for the three months ended September 30, 1995. Net sales were $333.3 million for the nine months ended September 30, 1996 or 57% above the $212.8 million of net sales for the nine months ended September 30, 1995. Net sales increased primarily as a result of strong demand for the Company's 64-bit Trio and ViRGE products that resulted in increased unit shipments. The increase in unit shipments was partially offset by lower overall average selling prices. Sales for the three and nine months ended September 30, 1996 consisted primarily of the Trio family of integrated accelerators and ViRGE family of multimedia accelerators, which commenced shipment in volume in the second quarter of the year. Sales for the three and nine months ended September 30, 1995 consisted primarily of the 64-bit Vision family and Trio family of integrated accelerators. The Company expects that the percentage of its net sales represented by any one product or type of product may change significantly from period to period as new products are introduced and existing products reach the end of their product life cycles. Due to competitive price pressures, the Company's products experience declining unit average selling prices over time, which at times can be substantial.

         The pricing environment for 2D graphics accelerators, which accounted for a majority of the Company's net sales for the nine months ended September 30, 1996, has recently experienced and is expected to continue to experience increasing pricing pressures due in part to the alleviation of supply constraints that contributed to more stable pricing in 1995 and to aggressive pricing from certain of the Company's competitors. In particular, the Company's Trio family of integrated 2D accelerators has experienced significant decreases in average selling prices in 1996. The Company expects that the graphics accelerator market will transition from 2D acceleration to 3D acceleration, and the Company has introduced the initial member of its ViRGE family of 3D accelerators in the first quarter of 1996 in response to this expected transition. As a result of the entry of competitors into the 3D acceleration market, the Company anticipates that it may experience increased pricing pressures on average selling prices for the ViRGE family of 3D accelerators. If the transition occurs slower than expected, if the Company's 3D products do not achieve market acceptance or if the pricing pressures increase, the Company's operating results could be adversely affected.

         Export sales accounted for 62% and 46% of net sales in the three months ended September 30, 1996 and 1995, respectively. Export sales accounted for 58% and 43% of net sales in the nine months ended September 30, 1996 and 1995, respectively. Approximately 33% and 34% of export sales for the three months and nine months ended September 30, 1996, respectively were to affiliates of United States customers. The Company expects that export sales will continue to represent a significant portion of net sales, although there can be no assurance that export sales as a percentage of net sales will remain at current levels. All sale transactions were denominated in U.S. dollars.

         Two customers accounted for 13% and 11% of net sales for the three months ended September 30, 1996. Three customers accounted for 16%, 15% and 11% of net sales for the three months ended September 30, 1995. One customer accounted for 15% of net sales for the nine months ended September 30, 1996. Two customers accounted for 18% and 11% of net sales for the nine months ended September 30, 1995. The Company expects a significant portion of its future sales to remain concentrated within a limited number of strategic customers. There can be no assurance that the Company will be able to retain its strategic customers or that such customers will not cancel or reschedule orders or, in the event orders are canceled, that such orders will be replaced by other sales. In addition, sales to any particular customer may fluctuate significantly from quarter to quarter. The occurrence of any such events or the loss of a strategic customer could have a material adverse effect on the Company's operating results.

GROSS MARGIN

         Gross margin percentage decreased to 39% for the three months and nine months ended September 30, 1996 from 40% in the three months and nine months ended September 30, 1995. The decrease resulted from the continuing decrease in overall average selling prices of the 64-bit Trio family, partially offset by the decrease in the unit average costs resulting from the Company's foundries' conversion to 8-inch wafers and 0.5 micron technology, and from initial volume sales of ViRGE products.

         In the future, the Company's gross margin percentages may be affected by increased competition and related decreases in the unit average selling prices (particularly with respect to older generation products), timing of volume shipments of new products, the availability and cost of products from the Company's suppliers, changes in the mix of products sold, and future shifts in the mix of sales to add-in card manufacturers and systems OEMs.


RESEARCH AND DEVELOPMENT EXPENSES

         The Company has made and intends to continue to make significant investments in research and development to remain competitive by developing new and enhanced products, which include products focused on the acceleration of personal computer audio and communication functions and 3D multimedia accelerators with enhanced features. Research and development expenses were $15.9 million for the three months ended September 30, 1996, an increase of $4.6 million from $11.3 million for the three months ended September 30, 1995. Research and development expenses were $45.6 million for the nine months ended September 30, 1995, an increase of $18.5 million from $27.1 million for the nine months ended September 30, 1995. Research and development spending increases reflect additions to the Company's engineering staff and nonrecurring engineering expenses related to the introduction of new products and initial product verification. Research and development spending is expected to increase in absolute dollars in 1996 as a result of product development activities currently underway for the desktop, mobile, and home PC markets with a focus on video, 3D, audio and communications.


SELLING, MARKETING AND ADMINISTRATIVE EXPENSES

         Selling, marketing and administrative expenses were $12.9 million in the three months ending September 30, 1996, an increase of $4.0 million from $8.8 million in the three months ending September 30, 1995. Selling, marketing and administrative expenses were $35.3 million in the nine months ended September 30, 1996, an increase of $12.2 million from $23.1 million in the nine months ending September 30, 1995. Selling and marketing costs increased as a result of additional personnel, increased commissions associated with higher sales levels and increased marketing costs associated with the introduction of new products, including consumer software licensing costs for the ViRGE 3D software. Administrative costs have increased due to the hiring of additional personnel necessary to support the increased level of operations and the litigation costs in defending the Brooktree lawsuit. The Company anticipates that selling, marketing and administrative expenses will increase in absolute dollars in 1996.


OTHER INCOME, NET

         Other income, net decreased to $0.3 million in the three months ended September 30, 1996 from $1.6 million in the three months ended September 30, 1995. Other income, net decreased to $2.0 million in the nine months ended September 30, 1996 from $3.4 million in the nine months ended September 30, 1995. The current year decrease is due to the lower average amounts of cash and short-term investments in the three and nine months ended September 30, 1996 compared to the same period in 1995.

INCOME TAXES

         The Company's effective tax rate for the three and nine months ended September 30, 1996 was 35%, compared to the effective tax rate for the three and nine months ended September 30, 1995 of 37% due principally to increased tax credits.

LIQUIDITY AND CAPITAL RESOURCES

         Cash used for operating activities for the nine months ended September 30, 1996 was $21.5 million. The Company experienced an increase from December 31, 1995 in accounts receivable, inventory, prepaid expenses and other, production capacity rights, income taxes payable and accrued liabilities. These increases were partially offset by decreases in accounts payable. The Company experienced an increase in accounts receivable from the level at December 31, 1995 due to the substantial concentration of sales in September 1996 resulting from the delivery schedules of the Company's suppliers and increased shipments in the third month of that quarter over either of the first two months of the quarter relative to what the Company experienced in previous quarters. Inventory increased due to the absence of capacity constraints and an increase in finished goods inventory to support sales levels. During the nine months ended September 30, 1996, the Company sold its remaining inventory of its Vision family of integrated accelerators.

         Investing activities for the nine months ended September 30, 1996 and 1995 reflected property and equipment purchases of $12.5 million and $12.4 million, respectively, sales and maturities of short-term investments, the 1996 investment in a real estate partnership for the Company's new headquarters facility of $2.1 million and the first 1996 installment of $26.9 million for the Company's 23.75% equity interest in USC. Continued expansion of the Company's business is likely to require higher levels of capital equipment purchases, foundry investments and other payments to secure manufacturing capacity.

         Financing activities provided cash of $113.1 million principally as a result of the convertible subordinated note offering of $103,500,000 aggregate principal amount completed in September 1996. Net proceeds from the sale of the notes were approximately $100.2 million. The notes mature in 2003. Interest is payable semi-annually at 5 3/4% per annum. The notes are convertible at the option of the note holders into the Company's common stock at an initial conversion price of $19.22 per share, subject to adjustment. Beginning in October 1999, the notes are redeemable at the option of the Company at an initial redemption price of 102% of the principal amount. The Company has reserved 5,385,016 shares of common stock (plus such additional number of shares that may be required pursuant to the operation of anti-dilution provisions) for the conversion of these notes. Equipment financing and proceeds from the issuance of common stock resulting from the exercise of stock options also generated cash in that period.

         Working capital at September 30, 1996 and December 31, 1995 was $246.4 million and $144.6 million, respectively. At September 30, 1996 the Company's principal sources of liquidity included cash and equivalents of $130.8 million and $13.2 million in short-term investments. In addition, the Company has available $25.0 million under an unsecured revolving line of credit that expires June 1, 1997. The Company had $5.0 million outstanding under this line of credit as of September 30, 1996. The line of credit requires the Company to comply with certain financial covenants, and the Company was in compliance with all of the covenants at September 30, 1996. In addition, the Company has available two separate secured equipment lines of credit totaling $10.0 million. The Company had $6.5 million outstanding under these secured equipment lines of credit at September 30, 1996. The Company believes these available funds and anticipated funds from operations will satisfy the Company's projected working capital, existing foundry supply agreement and capital expenditure requirements through 1997, other than future potential manufacturing agreements.

         During December 1995, the Company entered into a limited partnership arrangement with a developer to obtain a ground lease and develop and operate the Company's future Santa Clara facilities. At September 30, 1996, the Company had invested $2.1 million in the limited partnership. In connection with the Company's investment in the real estate partnership, the Company (together with the developer) is subject to recourse provisions for the construction financing loan for up to $12.0 million. At September 30, 1996, the Company was a guarantor with respect to $7.2 million incurred under the construction financing loan agreement. Permanent nonrecourse financing has been obtained, conditioned upon completion of the construction and satisfaction of certain criteria of the lender. The Company is not a guarantor on the permanent financing. The facilities are currently scheduled to be ready for occupancy in the first half of 1997.

         In order to obtain an adequate supply of wafers, especially wafers manufactured using advanced process technologies, the Company has entered into and will continue to consider various possible transactions. See "Factors That May Affect Results - Transactions to Obtain Manufacturing Capacity; Future Capital Needs."

         In the third quarter of 1995, the Company entered into two long-term manufacturing capacity arrangements. The Company entered into an agreement with United Microelectronics Corporation (UMC) and Alliance Semiconductor (Alliance) to form USC, a separate Taiwanese company, for the purpose of building and managing a semiconductor manufacturing facility in the Science-Based Industrial Park in Hsin Chu City, Taiwan. Pursuant to the agreement, as initially executed, the Company invested $36.4 million in 1995 and committed to invest New Taiwanese Dollars (NTD) 1,500,000,000 (approximately $56.2 million) in the second half of 1996 for a 25% equity interest in USC. In June 1996, the Company amended its agreement with UMC and Alliance to provide that the Company would pay NTD 688,000,000 (approximately $26.1 million) in July 1996 and would have the option, exercisable no later than December 31, 1996 to pay NTD 687,000,000, plus 8.5% of such amount from July 4, 1996, for a revised equity interest of 23.75% if the option was exercised. The first installment of NTD 688,000,000 (approximately $26.1 million) was paid at the beginning of July 1996. The Company intends to pay the remaining balance of NTD 687,000,000 plus interest prior to December 31, 1996. The facility began production utilizing advanced submicron semiconductor manufacturing processes in September 1996, although there can be no assurance that production will ramp to planned capacity. The Company has the right to purchase up to 31.25% of the output from USC. Operations through September 30, 1996 consisted primarily of construction and other capitalizable preproduction activities and, therefore, results of operations for the entity have been immaterial. To the extent USC experiences operating losses during the ramp up of production or thereafter, the Company will recognize its proportionate share of such losses. There can be no assurance that such operating losses will not continue after ramp up of production or that such losses will not have a material adverse effect on the Company's consolidated results of operations.

         In June 1995, the Company expanded and formalized its relationship with Taiwan Semiconductor Manufacturing Company (TSMC) to provide additional capacity over the 1996 to 2000 timeframe. The agreement with TSMC requires the Company to make certain annual advance payments to be applied against the following year's capacity. The Company has signed promissory notes to secure these payments over the term of the agreement. On July 1, 1996, the Company paid $7.2 million to TSMC. At September 30, 1996 the remaining advance payments (and corresponding promissory notes to be paid through 2000) totaled $24.0 million ($9.6 million in prepaid expenses and $14.4 million in production capacity rights).

         The cyclical nature of the semiconductor industry periodically results in shortages of advanced process wafer fabrication capacity such as the Company experiences from time to time. The Company's ability to maintain adequate levels of inventory is primarily dependent upon the Company obtaining sufficient supply of products to meet future demand, and any inability of the Company to maintain adequate inventory levels may adversely affect its relations with its customers. In addition, because the Company must order products and build inventory substantially in advance of product shipments and because the Company's products are volatile and subject to rapid technology and price change, there is a risk that the Company will forecast incorrectly and produce excess or insufficient inventories of particular products. This inventory risk is heightened because certain of the Company's key customers place orders with short lead times. The Company's customers' ability to reschedule or cancel orders without significant penalty could adversely affect the Company's liquidity, as the Company may be unable to adjust its purchases from its independent foundries to match such customer changes and cancellations. To the extent the Company purchases excess or insufficient inventories of particular products, the Company's operating results could be adversely affected.

         In October 1995, Brooktree Corporation ("Brooktree") filed a complaint against the Company in the United States District Court for the Southern District of California, alleging that the Company's current products infringe a Brooktree patent. Such lawsuit resulted in substantial expense to the Company to defend the action and diverted the efforts of the Company's technical and management personnel. In August 1996, the Company and Brooktree entered into a settlement and license agreement pursuant to which all claims and counterclaims between the parties were dismissed and the Company agreed to pay to Brooktree a license fee and royalties over a five-year period.


FACTORS THAT MAY AFFECT RESULTS

FLUCTUATIONS IN QUARTERLY OPERATING RESULTS

         The Company's operating results have historically been, and will continue to be, subject to quarterly and other fluctuations due to a variety of factors, including changes in pricing policies by the Company, its competitors or its suppliers, anticipated and unanticipated decreases in unit average selling prices of the Company's products, availability and cost of products from the Company's suppliers, changes in the mix of products sold and in the mix of sales by distribution channels, the gain or loss of significant customers, new product introductions by the Company or its competitors, market acceptance of new or enhanced versions of the Company's products, seasonal customer demand, and the timing of significant orders. Operating results could also be adversely affected by general economic and other conditions affecting the timing of customer orders and capital spending, a downturn in the market for PCs, and order cancellations or rescheduling. Any shortfall in net sales or net income from levels expected by securities analysts could have an immediate and significant adverse effect on the trading price of the Company's Common Stock. In particular, the market for PCs in 1996 has experienced a weakening in the trends for demand as compared with the comparable period in 1995 and is expected to grow at a lower rate for the entire year as compared with 1995. These factors could adversely affect demand for the Company's products. In addition, the pricing environment for graphics accelerators has recently experienced and is expected to continue to experience increasing pricing pressures due in part to the alleviation of supply constraints that contributed to more stable pricing in 1995 and to aggressive pricing from certain of the Company's competitors. In particular, the Company's Trio family of integrated 2D accelerators, which accounted for a majority of the Company's revenues in the first nine months of 1996, has experienced significant decreases in average selling prices in 1996. The Company expects that the graphics accelerator market will transition from 2D acceleration to 3D acceleration, and the Company has introduced its ViRGE family of 3D accelerators in response to this expected transition. As a result of the entry of competitors into the 3D acceleration market, the Company anticipates that it may experience increased pricing pressures on average selling prices for the ViRGE family of 3D accelerators. If the transition occurs slower than expected, if the Company's 3D products do not achieve market acceptance or if pricing pressures increase, the Company's operating results could be adversely affected. Further, because the Company is continuing to increase its operating expenses for personnel and new product development, the Company's operating results would be adversely affected if budgeted sales levels were not achieved. PC graphics and multimedia subsystems include, in addition to the Company's products, a number of other components, which are supplied by third-party manufacturers. Any shortage of such components in the future could adversely affect the Company's business and operating results. Furthermore, it is possible that the Company's products may be found to be defective after the Company has already shipped significant volume production. There can be no assurance that the Company would be able to successfully correct such defects or that such corrections would be acceptable to customers, and the occurrence of such events could have a material adverse effect on the Company's business and operating results.

         Because the Company must order products and build inventory substantially in advance of product shipments, and because the markets for the Company's products are volatile and subject to rapid technological and price changes, there is a risk that the Company will forecast incorrectly and produce excess or insufficient inventories of particular products. In addition, the Company's customers may change delivery schedules or cancel orders without significant penalty. To the extent the Company produces excess or insufficient inventories of particular products, the Company's operating results could be adversely affected.

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


IMPORTANCE OF NEW PRODUCTS; RAPID TECHNOLOGICAL CHANGE

         The PC industry in general, and the market for the Company's products in particular, is characterized by rapidly changing technology, evolving industry standards, frequent new product introductions and significant price competition, resulting in short product life cycles and regular reductions of unit average selling prices over the life of a specific product. Products in the Company's market typically have a life cycle of 12 to 24 months, with regular reductions of unit average selling prices over the life of a specific product. The successful development and commercialization of new products required to replace or supplement existing products involve many risks, including the identification of new product opportunities, the successful and timely completion of the development process, and the selection of the Company's products by leading systems suppliers and board manufacturers for design into their products. There can be no assurance that the Company will successfully identify new product opportunities and develop and bring to market in a timely manner successful new products, that products or technologies developed by others will not render the Company's products or technologies noncompetitive, or that the Company's products will be selected for design into its customers' products.

         The Company is continually developing new products to address changing market needs, and its operating results may fluctuate from those in prior quarters or may be adversely affected in quarters in which it is undergoing a product transition or in which existing products are under price pressures due to competitive factors. The Company also intends to add increased functionality to its products, such as system logic, audio, communications or other additional functions. Market acceptance of the Company's products will also depend upon acceptance of other components, such as memory, that the Company's products are designed to work with. For example, if performance of synchronous graphics RAM ("SGRAM") and/or synchronous DRAM ("SDRAM") improves relative to the performance of more expensive video RAM ("VRAM"), market demand for higher performance multimedia accelerators may shift away from VRAM-based accelerators toward SGRAM or SDRAM-based accelerators. If new products are not brought to market in a timely manner or do not address market needs or achieve market acceptance, then the Company's operating results will be adversely affected. The Company's 1994 operating results were adversely affected in part because the Company had made a strategic decision to transition its product offerings from 32-bit to 64-bit accelerators during the first half of 1994, but due to a lack of PC system logic chipsets based on the PCI bus standard and a slower than anticipated shift from 32- to 64-bit graphics, sales of S3's PCI-based Vision64 family of accelerators were less than expected. During the same period of time, competitors' 32-bit integrated accelerator products offered a more competitive solution to the Company's customers and ultimately necessitated an adjustment in the valuation of the Company's 32-bit non-integrated inventory. In anticipation of a shift in demand from 2D to 3D technology, the Company has recently introduced the initial products from its ViRGE family of 3D multimedia accelerators. If the transition from 2D to 3D in the PC market is slower than the Company expects or if these products are not brought to market in a timely manner or do not address market needs or achieve market acceptance, the Company's operating results could be adversely affected.


DEPENDENCE ON FOUNDRIES AND OTHER THIRD PARTIES

         The Company currently relies on several independent foundries to manufacture its products either in finished form or wafer form. The Company currently has a long-term supply agreement with only one of its foundries, TSMC, which is a "take or pay" contract, and has invested in a joint venture foundry, USC. The Company conducts business with its other current foundries by delivering written purchase orders specifying the particular product ordered, quantity, price, delivery date and shipping terms and, therefore, such foundries are generally not obligated to supply products to the Company for any specific period, in any specific quantity or at any specified price, except as may be provided in a particular purchase order. To the extent a foundry terminates its relationship with the Company or should the Company's supply from a foundry be interrupted or terminated for any other reason, such as a natural disaster, the Company may not have a sufficient amount of time to replace the supply of products manufactured by that foundry. From time to time, the Company is unable to obtain a sufficient supply of products to enable it to meet demand and is required to allocate available supply of its products among its customers. Until recently, there has been a worldwide shortage of advanced process technology foundry capacity and there can be no assurance that the Company will obtain sufficient foundry capacity to meet customer demand in the future, particularly if that demand should increase. The Company is continuously evaluating potential new sources of supply. However, the qualification process and the production ramp-up for additional foundries has in the past taken, and could in the future take, longer than anticipated, and there can be no assurance that such sources will be able or willing to satisfy the Company's requirements on a timely basis or at acceptable quality or per unit prices.

         In the third quarter of 1995, the Company entered into an agreement with UMC and Alliance to form a separate Taiwanese company, USC, for the purpose of building and managing a semiconductor manufacturing facility in the Science-Based Industrial Park in Hsin Chu City, Taiwan. To the extent USC experiences operating losses during the ramp up of production or thereafter, the Company will recognize its proportionate share of such losses and may be required to contribute additional capital. There can be no assurance that USC will ramp to planned capacity, that such operating losses will not continue after the ramp up of production or that such losses will not have a material adverse effect on the Company's consolidated results of operations.

         The Company's foundry agreement with TSMC requires the Company, under certain circumstances, to purchase certain committed capacity amounts or forfeit advance payments against such amounts. To the extent the Company purchases excess inventories of particular products or chooses to forfeit advance payments, the Company's operating results could be adversely affected.

         Two of the Company's principal foundries, TSMC and UMC, and the Company's foundry joint venture, USC, are located in the Science-Based Industrial Park in Hsin Chu City, Taiwan. Disruption of operations at these foundries for any reason, including work stoppages, fire, earthquakes or other natural disasters, would cause delays in shipments of the Company's products, and could have a material adverse effect on the Company's results of operations. In addition, as a result of the rapid growth of the semiconductor industry based in the Science-Based Industrial Park, severe constraints have been placed on the water and electricity supply in that region. Any shortages of water or electricity could adversely affect the Company's foundries' ability to supply the Company's products, which could have a material adverse effect on the Company's results of operations.

         The Company is using multiple sources of supply for certain of its products, which may require the Company's customers to perform separate product qualifications. The Company has not, however, developed alternate sources of supply for certain other products, and its newly introduced products are typically produced initially by a single foundry until alternate sources can be qualified. The requirement that a customer perform separate product qualifications or a customer's inability to obtain a sufficient supply of products from the Company may cause that customer to satisfy its product requirements from the Company's competitors, which would adversely affect the Company's results of operations.

         The Company's products are assembled and tested by a variety of independent subcontractors. The Company's reliance on independent assembly and testing houses to provide these services involves a number of risks, including the absence of guaranteed capacity and reduced control over delivery schedules, quality assurance and costs. The Company also is subject to the risks of shortages and increases in the cost of raw materials used in the manufacture or assembly of the Company's products.

         Constraints or delays in the supply of the Company's products, whether because of capacity constraints, unexpected disruptions at the foundries or assembly or testing houses, delays in obtaining additional production at existing foundries or in obtaining production from new foundries, shortages of raw materials, or other reasons, could result in the loss of customers and other material adverse effects on the Company's operating results, including effects that may result should the Company be forced to purchase products from higher cost foundries or pay expediting charges to obtain additional supply.


TRANSACTIONS TO OBTAIN MANUFACTURING CAPACITY; FUTURE CAPITAL NEEDS

         In order to obtain an adequate supply of wafers, especially wafers manufactured using advanced process technologies, the Company has entered into and will continue to consider various possible transactions, including the use of "take or pay" contracts that commit the Company to purchase specified quantities of wafers over extended periods, equity investments in or advances or issuances of equity securities to wafer manufacturing companies in exchange for guaranteed production capacity, or the formation of joint ventures to own and operate or construct foundries or to develop certain products. Any of these transactions would involve financial risk to the Company and could require the Company to commit substantial capital or provide technology licenses in return for guaranteed production capacity. In particular, the Company has entered into a "take or pay" contract with TSMC and a joint venture with UMC and another semiconductor company. The need to commit substantial capital may require the Company to seek additional equity or debt financing. The sale or issuance of additional equity or convertible debt securities could result in additional dilution to the Company's stockholders. There can be no assurance that such additional financing, if required, will be available when needed or, if available, will be on terms acceptable to the Company.


DEPENDENCE ON ACCELERATOR PRODUCT LINE

         S3's products are designed to improve the graphics and multimedia performance of x86-based PCs and Microsoft Windows, Windows NT and IBM OS/2 operating systems, the predominant standards in today's PC market. Any shift away from such standards would require the Company to develop new products. The Company expects that additional specialized graphics and multimedia processing and general purpose computing capabilities will be integrated into future versions of Intel and other x86-based microprocessors and that standard multimedia accelerators in the future will likely integrate memory, system logic, audio, communications or other additional functions. The Company has not previously offered either single function or integrated accelerator products that provide these functions, which have traditionally been provided by separate single function chips or chipsets. The

Company has been and will continue to be required to expand the scope of its research and development efforts to provide these functions, which will require the hiring of engineers skilled in the respective areas and additional management and coordination among the Company's design and engineering groups. Alternatively, the Company may find it necessary or desirable to license or acquire technology to enable the Company to provide these functions, and there can be no assurance that any such technology will be available for license or purchase on terms acceptable to the Company. Furthermore, there is a limited amount of space on PC motherboards, and companies that offer solutions that provide the greatest amount of functionality within this limited space may have a competitive advantage. While the Company's strategy is to develop new and enhanced graphics and multimedia accelerator products that will be complementary to present and future versions of Intel and other x86-based microprocessors and integrate significant additional functionality, there can be no assurance that the Company will be able to develop such new or enhanced products or correctly anticipate the additional functionality that will be required to compete effectively in this market. There can be no assurance that, if developed, the Company's new or enhanced products that incorporate these functions will achieve market acceptance. There also can be no assurance that the market for graphics and multimedia accelerators will continue to grow in the future or that new technological developments or changes in standards will not result in decreased demand for graphics and multimedia accelerators or for the Company's products that are not compatible with such changed standards. While the PC industry in recent periods has been characterized by substantial demand, such demand has historically been cyclical, and there can be no assurance that this demand will continue in future periods or that demand for the Company's products will continue. The occurrence of any such events would have a material adverse effect on the Company's operating results.


SUBSTANTIAL COMPETITION

         The market for the Company's products is extremely competitive and is characterized by declining selling prices over the life of a particular product and rapid technological changes. The Company's principal competitors for graphics accelerators include ATI Technologies, Inc., Cirrus Logic, Inc., Matrox Graphics Inc., and Trident Microsystems, Inc. The Company's principal competitors in the multimedia market include the companies named in the preceding sentence and a number of small, privately-held companies which may have greater flexibility to address specific market needs. Potential competitors in these markets include both large and emerging domestic and foreign semiconductor companies. In particular, there is a significant number of established and emerging companies that have announced plans to develop 3D graphics chips, including Intel Corporation and Lockheed Martin Corporation, which have announced a joint venture to develop such chips, and Texas Instruments Incorporated, which has announced a development and marketing agreement with 3Dlabs Inc. To the extent the Company expands its product line to add products with additional functionality, such as audio, communications and system logic functions, it will encounter substantial competition from established semiconductor companies and may experience competition from companies designing chips based on different technologies, such as software-centric multimedia processors. Further, the need of PC manufacturers to rapidly introduce a variety of products aimed at different segments of the PC market may lead to the shift by such system OEMs to the purchase of graphics and multimedia add-in cards provided by others. Certain of the Company's competitors supply both add-in cards and accelerator chips, which may provide those competitors with an advantage over suppliers such as the Company that supply only accelerator chips. Certain of the Company's current and potential competitors have greater technical, manufacturing, financial and marketing resources than the Company. The Company believes that its ability to compete successfully depends upon a number of factors both within and outside of its control, including product performance, product features, product availability, price, quality, timing of new product introductions by the Company and its competitors, the emergence of new graphics and PC standards, customer support, and industry and general economic trends. There can be no assurance that the Company will have the financial resources, technical expertise, or marketing, distribution and support capabilities to compete successfully. The Company's future success will be highly dependent upon the successful development and introduction of new products that are responsive to market needs. There can be no assurance that the Company will be able to successfully develop or market any such products.

CUSTOMER CONCENTRATION

         The Company's sales are concentrated within a limited customer base. The Company expects a significant portion of its future sales to remain concentrated within a limited number of strategic customers. There can be no assurance that the Company will be able to retain its strategic customers or that such customers will not otherwise cancel or reschedule orders, or in the event of canceled orders, that such orders will be replaced by other sales. In addition, sales to any particular customer may fluctuate significantly from quarter to quarter. The occurrence of any such events could have a material adverse effect on the Company's operating results.


MANAGEMENT OF GROWTH; DEPENDENCE ON KEY PERSONNEL

         Since its inception, the Company has experienced significant growth in the number of its employees and in the scope of its operating and financial systems, resulting in increased responsibilities for the Company's management. To manage future growth effectively, the Company will need to continue to improve its operational, financial and management information systems, procedures and controls, and expand, train, motivate, retain and manage its employee base. The Company is in the process of implementing a new management information system. Any problems encountered in the implementation of such system could adversely affect the Company's operations. There can be no assurance that the Company will be able to manage its growth effectively, and failure to do so could have a material adverse effect on the Company's operating results.

         The Company's future success depends in part on the continued service of its key engineering, sales, marketing and executive personnel, including highly skilled semiconductor design personnel and software developers, and its ability to identify and hire additional personnel. In August 1996, the Company appointed a new President and Chief Executive Officer to replace Terry N. Holdt, who retired, and there can be no assurance as to the effects of this management transition on the Company's business and operating results. Competition for such personnel is intense and there can be no assurance that the Company can retain and recruit adequate personnel to operate its business. The loss of key personnel could have a material adverse effect on the Company's business and operating results. The Company does not maintain key man insurance on any of its employees.


IMPORTANCE OF INTELLECTUAL PROPERTY; LITIGATION INVOLVING INTELLECTUAL PROPERTY

         The Company's ability to compete will be affected by its ability to protect its proprietary information. The Company has filed several United States and foreign patent applications and to date has four issued United States patents. The Company relies primarily on its trade secrets and technological know-how in the conduct of its business. There can be no assurance that the steps taken by the Company to protect its intellectual property will be adequate to prevent misappropriation of its technology or that the Company's competitors will not independently develop technologies that are substantially equivalent or superior to the Company's technology. The semiconductor and software industries are characterized by frequent claims and related litigation regarding patent and other intellectual property rights. The Company is party to various claims of this nature. Although the ultimate outcome of these matters is not presently determinable, management presently believes that the resolution of all such pending matters will not have a material adverse effect on the Company's operating results. There can be no assurance that third parties will not assert additional claims or initiate litigation against the Company, its foundries or its customers with respect to existing or future products. In addition, the Company may initiate claims or litigation against third parties for infringement of the Company's proprietary rights or to determine the scope and validity of the proprietary rights of the Company or others. Litigation by or against the Company has in the past, in the case of the Brooktree litigation, resulted and could in the future result in significant expense to the Company and diversion of the efforts of the Company's technical and management personnel, whether or not litigation is determined in favor of the Company. In the event of an adverse result in any such litigation, the Company could be required to pay substantial damages, cease the manufacture, use, sale, offer for sale and importation of infringing products, expend significant resources to develop or obtain non-infringing technology, discontinue the use of certain processes, or obtain licenses to the technology which is the subject of the litigation. There can be no assurance that the Company would be successful in such development or acquisition or that any such licenses, if available, would be available on commercially reasonable terms, and any such development or acquisition could require expenditures by the Company of substantial time and other resources. Any such litigation or adverse result therefrom could have a material adverse effect on the Company's operating results.


INTERNATIONAL OPERATIONS

         The Company expects that export sales will continue to represent a significant portion of net sales, although there can be no assurance that export sales, as a percentage of net sales, will remain at current levels. In addition, a substantial proportion of the Company's products are manufactured, assembled and tested by independent third parties in Asia. Due to its export sales and independent third party manufacturing, assembly and testing operations and its joint venture foundry, and to the extent the Company qualifies an additional foundry or foundries in Asia to manufacture its products, the Company is subject to the risks of conducting business internationally, including unexpected changes in, or impositions of, legislative or regulatory requirements, fluctuations in the U.S. dollar, which could increase the sales price in local currencies of the Company's products in foreign markets or increase the cost of wafers purchased by the Company, delays resulting from difficulty in obtaining export licenses for certain technology, tariffs and other barriers and restrictions, potentially longer payment cycles, greater difficulty in accounts receivable collection, potentially adverse taxes, and the burdens of complying with a variety of foreign laws. In addition, the Company is subject to general geopolitical risks, such as political and economic instability and changes in diplomatic and trade relationships, in connection with its international operations. Two of the Company's independent foundries, UMC and TSMC, which produce a significant portion of the Company's products, and the Company's joint venture foundry, USC, are located in Taiwan. The People's Republic of China and Taiwan have recently experienced strained relations, and the worsening of relations or the development of hostilities between the two parties could have a material adverse effect on the Company. Although the Company has not to date experienced any material adverse effect on its operations as a result of such regulatory, geopolitical, economic and other factors, there can be no assurance that such factors will not adversely impact the Company's operations in the future or require the Company to modify its current business practices. In addition, the laws of certain foreign countries may not protect the Company's intellectual property rights to the same extent as do the laws of the United States.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings

         In October 1995, Brooktree Corporation ("Brooktree") filed a complaint against the Company in the United States District Court for the Southern District of California, alleging that most of the Company's current products infringe a Brooktree patent. Such lawsuit resulted in substantial expense to the Company to defend the action and diverted the efforts of the Company's technical and management personnel. In August 1996, the Company and Brooktree entered into a settlement and license agreement pursuant to which all claims and counterclaims between the parties were dismissed. S3 made no admission of infringement or any other wrongdoing. The settlement requires S3 to pay to Brooktree a license fee and royalties over a five-year period, and each company has agreed not to sue the other with respect to video and graphics products over such five-year period.




Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits

     4.1 Indenture, dated as of September 12, 1996, between the Company and State Street Bank and Trust Company of California, N.A., as Trustee.

     4.2 Registration Rights Agreement, dated as of September 12, 1996, among the Company and Lehman Brothers Inc., PaineWebber Incorporated, and Cowen and Company, as Initial Purchasers.

     27 Financial Data Schedule (filed only with the electronic submission of Form 10-Q in accordance with the Edgar requirements).



     (b) Reports on Form 8-K

         On September 18, 1996, the Company filed a report on Form 8-K with respect to the press release issued regarding the convertible subordinated note offering.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the

    Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 S3 INCORPORATED
                                  (Registrant)


                               /S/GEORGE A. HERVEY
                       ---------------------------------


                                GEORGE A. HERVEY
                             Vice President, Finance
                           and Chief Financial Officer
                  (Principal Financial and Accounting Officer)

                               November 13 , 1996