Form 10-K
period 1996-12-31
S3 INC
filed 1997-03-31
CIK 850519

================================================================================

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                            ------------------------

                                   FORM 10-K

(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                       OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     FOR THE TRANSITION PERIOD FROM ____ TO ____ COMMISSION FILE NUMBER 0-21126

                                S3 INCORPORATED
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                    DELAWARE                                       77-0204341
          (STATE OF OTHER JURISDICTION                (I.R.S. EMPLOYER IDENTIFICATION NO.)
       OF INCORPORATION OR ORGANIZATION)

        2801 MISSION COLLEGE BOULEVARD,
            SANTA CLARA, CALIFORNIA                                95052-8058
    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                       (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (408) 588-8000

        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                         COMMON STOCK, $.0001 PAR VALUE

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference to Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $808,253,556 as of March 7, 1997, based upon the closing price on the Nasdaq National Market reported for such date. This calculation does not reflect a determination that certain persons are affiliates of the Registrant for any other purpose.

     48,985,064 shares of the Registrant's Common Stock, $.0001 par value, were outstanding at March 7, 1997.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Items 10 (as to directors), 11 and 12 of Part III incorporate by reference information from the Registrant's Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the Registrant's 1997 Annual Meeting of Stockholders.

================================================================================

                                     PART I

ITEM 1: BUSINESS.

     When used in this Report, the words "expects", "anticipates", "estimates" and similar expressions are intended to identify forward-looking statements. Such statements, which include statements concerning the timing of availability and functionality of products under development, trends in the personal computer ("PC") market, the percentage of export sales and sales to strategic customers, and the adoption or retention of industry standards, and the availability and cost of products from the Company's suppliers, are subject to risks and uncertainties, including those set forth under "Factors That May Affect Results" and elsewhere in this report, that could cause actual results to differ materially from those projected. These forward-looking statements speak only as of the date hereof. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

GENERAL

     S3 Incorporated ("S3" or the "Company") is a leading supplier of high performance multimedia acceleration solutions for the PC market. The Company's accelerators are designed to work cooperatively with a PC's central processing unit ("CPU"), implementing functions best suited for a dedicated accelerator while allowing the CPU to perform the more general purpose computing functions of today's advanced multimedia user interface and applications. By complementing the computing power of the general purpose CPU, the Company's integrated software and silicon-based accelerator solutions significantly improve the multimedia performance of PCs while reducing overall system cost and complexity. S3 has been a pioneer in graphics acceleration since 1991, when it was the first company to ship in volume a single chip graphics accelerator with a local bus interface. S3 has since delivered new generations of high performance accelerator solutions with 32-bit and 64-bit multimedia products such as integrated 2D and 3D graphics and video accelerators, motion picture experts group ("MPEG") decoders and audio processors enabling more advanced graphics and integrated full-motion video acceleration. As the demand for greater multimedia capabilities in PCs increases, particularly the demand for 2D/3D technology, the Company is focused on delivering accelerator solutions for use in business desktop, home and mobile computing systems. S3's families of accelerator products and software are currently used by many of the world's leading original equipment PC manufacturers ("OEMs") and add-in card and motherboard manufacturers.

     S3 was incorporated on January 9, 1989 in the State of Delaware. The Company operates in one principal industry segment.

MARKETS AND RECENT DEVELOPMENTS

     Throughout the development of the graphical user interface ("GUI") accelerator market, S3 has been a leader in the evolution of accelerator technology. In 1991, S3 developed the first single chip graphics accelerator to be shipped in volume that integrated all of the specialized functions required to accelerate GUI environments created by Windows, OS/2 and other advanced PC operating systems.

     In June 1995, S3 introduced the Cooperative Accelerator Architecture(TM) solution. Currently featured on the Compaq Presario line of desktop PCs, in addition to a number of add-in-cards, the Cooperative Accelerator Architecture is designed to be a three chip graphics, audio and MPEG solution for the PC motherboard. Products incorporated into the Cooperative Accelerator Architecture include the Trio64V+(TM) graphics/multimedia accelerator, Scenic/MX2(TM) MPEG decoder, which provides hardware-assisted audio and video synchronization support, 30-frames-per-second video decoding and CD-quality audio decoding, and S3's first audio digital-to-analog converter (DAC), the Sonic/AD(TM). In November 1995, S3 introduced the initial members of its ViRGE(R) family of 2D/3D graphics and video acceleration products, the ViRGE and ViRGE/VX(TM) accelerators. The ViRGE family, which is based on the Company's advanced S3d(TM) architecture and is pin compatible with S3's Trio family of 2D integrated graphics accelerators, was developed to enable 3D graphics on mainstream PCs while continuing to provide 2D acceleration.

     In 1996, the Company expanded the breadth of its product line to introduce products for the mobile computing and audio markets and introduced second generation 2D/3D products. In January 1996, S3 entered the mobile computing market with the introduction of its first notebook PC product, the Aurora 64V+(TM) dual display 2D multimedia accelerator. In May 1996, the Company announced a worldwide marketing program, which identifies and promotes 3D software titles and hardware products that take advantage of the S3d acceleration technology. Hardware and software vendors in this program participate in co-marketing arrangements with S3 and its customers. In October 1996, the Company introduced its second generation 2D/3D products, the ViRGE/DX(TM) and ViRGE/GX(TM) accelerators. In November 1996, S3 announced its first integrated platform accelerator product, the Plato(TM)/PX 2D accelerator. The Plato/PX is targeted at entry-level PCs and is designed to enable PC manufacturers to provide graphics and video capability for network computing and Internet appliances. Also in November 1996, the Company introduced SonicVibes(TM), its first product in a new line of audio and communications products.

     The Company believes that accelerators will continue to evolve as end users demand applications with enhanced features. Rapid technology advances are expected by the Company to continue to result in PCs that incorporate more powerful CPUs (such as Intel's Pentium MMX and Pentium II), increased memory and storage capacity, enhanced connectivity features that utilize advanced network operating systems such as Novell Netware, OS/2 and enhanced versions of the Windows platform. The Company expects the PC, including systems for the business desktop, mobile, and home markets, to evolve from a personal productivity tool with a simple graphical user interface to an interactive, real time system with enhanced features. In addition, the increasing connectivity of PCs is driving demand for audio and communications functions.

     To address this market evolution, the Company has continued to develop products for the business desktop, mobile and home PC markets. The Company is developing products that build on its acceleration and on-chip power management technology to bring desktop equivalent multimedia acceleration and real time communications capabilities to the mobile market. The Company also continues to invest in 3D acceleration, which it believes will continue to be incorporated into home PCs to create a platform for games and entertainment and into business desktop, home and mobile PCs to create a platform for navigation and browsing for interactive, on-line services. S3 is seeking to expand its target markets through technology investments and product development efforts in PC system integration, audio processing, and wide area communications.

     There can be no assurance that the Company will be able to successfully complete the development of these products or to commence shipments of these products in a timely manner, or that product specifications will not change during the development period. In addition, even if successfully developed and shipped, there can be no assurance that the products described above will be successful in the marketplace.

PRODUCTS AND TECHNOLOGY

     S3 currently offers graphics and video accelerators for desktop and mobile computers that are differentiated by a variety of features. All of S3's accelerator solutions are designed to complement the CPU by executing those functions most appropriate to a dedicated accelerator while allowing the CPU to execute the more general purpose computing functions. To reduce product manufacturing cost and to facilitate the development of future products, S3 optimizes accelerator functions by implementing the most frequently used functions in silicon, while the least used functions are implemented in software to be processed by the CPU.

  Graphics and Video Accelerator Products

     S3's graphics and video accelerator product line includes a broad array of products to support PC add-in card, motherboard and computer system OEM designs in both desktop and mobile computers. These products provide S3's customers with a range of price/performance options, including entry-level single-chip integrated DRAM-based 2D accelerators for desktop computers that support both discrete graphics memory as well as shared system/graphics memory architectures ("SMA"), mid-range DRAM and SGRAM-based 2D accelerators for desktop computers, mid-range DRAM and SGRAM-based 2D/3D accelerators for desktop computers, high-end VRAM-based 2D/3D accelerators for PC add-in cards, and mid-range DRAM-based 2D accelerators for mobile computers. The Company's product line breadth and pin-compatible strategy allow its customers to migrate to higher performance, higher functionality solutions, while staying within a single accelerator architecture and family of compatible software drivers. The system OEM thereby has the flexibility of designing its own upgrades or selecting from a number of leading add-in card manufacturers that offer products based on the Company's products. Display memory supported by the Company's accelerators ranges from 1 to 4 megabytes of DRAM to 1 to 8 megabytes of VRAM. All of the Company's products support advanced levels of integration, including integrated RAMDAC and clock synthesis, video acceleration based on S3's Streams Processor(TM) technology, and video connectivity via S3's Scenic Highway(TM) local peripheral bus. The Company's accelerators support the industry standard VL and PCI local buses.

     Trio64V+. The Trio64V+ is a 64-bit, DRAM-based 2D graphics and video accelerator. It is pin compatible with S3's prior generation Trio64 accelerator and includes integrated RAMDAC and clock synthesis functions. Additionally, the Trio64V+ includes video acceleration based on S3's Streams Processor technology and video connectivity via S3's Scenic Highway local peripheral bus.

     Trio64V2. The Trio64V2(TM) is a 64-bit, DRAM and SDRAM-based graphics and video accelerator. The Trio64V2/DX(TM)is DRAM-based and pin compatible with S3's Trio64V+ accelerator. The Trio64V2/GX(TM) incorporates a synchronous memory interface to support SDRAM frame buffers for improved performance, increased resolutions and pixel depths and higher refresh rates. The Trio64V2 includes an enhanced RAMDAC, clock synthesis, enhanced video acceleration that includes vertical video filtering, and video connectivity.

     Plato/PX. Plato/PX is S3's first system integration platform, integrating onto a single chip a 64-bit, DRAM-based 2D graphics and video accelerator with the system logic necessary to implement the host CPU memory controller and PCI system interface. The Plato/PX accelerator eliminates the need for a separate graphics subsystem through the use of SMA technology, and has been designed to provide high-performance graphics and high-quality video capabilities for cost-sensitive motherboard designs, including motherboards for sub-$1,000 PCs, NetPCs, Network Computers and dedicated Web Browsers. The Plato/PX is otherwise functionally equivalent to a Trio64V+ with support for up to a 2 megabyte frame buffer and includes support for an integrated RAMDAC, clock synthesizer, video acceleration and video connectivity.

     ViRGE. ViRGE is a 64-bit, DRAM-based 2D/3D graphics and video accelerator. It is pin compatible with the Trio64V+ accelerator and includes the Trio64V+'s RAMDAC and clock synthesis functions. Additionally, the ViRGE accelerator includes video acceleration based on S3's Streams Processor technology and video connectivity via S3's Scenic Highway local peripheral bus.

     ViRGE/DX/GX. ViRGE/DX and ViRGE/GX are second generation 64-bit, 2D/3D graphics and video accelerators, utilizing DRAM and SGRAM, respectively. ViRGE/DX is pin compatible with the ViRGE 2D/3D accelerator and the Trio64V+ and Trio64V2 2D accelerators. ViRGE/GX is pin compatible with the Trio64V2 2D accelerator. Both the ViRGE/DX and ViRGE/GX include the RAMDAC and clock synthesis functions and enhanced video acceleration based on S3's Streams Processor technology and video connectivity via S3's Scenic Highway local peripheral bus. ViRGE/DX and ViRGE/GX accelerators provide significant performance improvement over the first generation ViRGE accelerators, and include SmartFilter(TM) technology for higher performance and higher quality texture mapping and a parallel processing perspective engine for increased throughput. ViRGE/DX and ViRGE/GX are designed to enable the next level of gaming applications as well as to deliver the 2D/3D platform required for emerging business desktop applications. These desktop applications include data visualization, accelerated VRML, 3D presentations and spreadsheets.

     ViRGE/VX. ViRGE/VX(TM) is a 64-bit, VRAM-based 2D/3D graphics and video accelerator. It is the industry's first VRAM-based accelerator to include an integrated RAMDAC and clock synthesis functions in a single chip. Additionally, ViRGE/VX supports enhanced video acceleration with vertical video filtering based on S3's Streams Processor technology and video connectivity via S3's Scenic Highway local peripheral bus.

     ViRGE/GX2. ViRGE/GX2(TM), introduced in March 1997, is S3's third generation 64-bit, SGRAM-based 2D/3D graphics and video accelerator that supports TV-Out, DuoView dual-display capability, and Intel's Accelerated Graphics Port ("AGP") standard, and is digital versatile disc ("DVD") capable. ViRGE/GX2 includes advanced 3D and display technology designed to bridge the gap between mainstream consumer electronics and PC technology. These features include DuoView technology, which enables users to display different images simultaneously on separate monitors and is designed to increase the functionality of applications such as multi-player gaming, Web browsing and video conferencing. In addition, AGP support is intended to provide increased multimedia performance, while integrated TV-Out enables output from the PC to a TV. The Company also provides a scalable solution that combines either hardware or software MPEG-2 decoders with ViRGE/GX2's integrated DVD features.

     Aurora64V+. The Aurora64V+ is a 64-bit, DRAM-based 2D graphics and video accelerator for mobile computers. It includes the Trio64V+'s integrated RAMDAC and clock synthesis functions, a flat panel display interface and, through DuoView(TM) technology, the ability to simultaneously display information on the flat panel and either a computer monitor or television. DuoView technology also enables users to view multiple windows during video conferencing applications. Additionally, the Aurora64V+ includes video acceleration based on S3's Streams Processor technology and video connectivity via S3's Scenic Highway local peripheral bus.

  Audio and Communication Products

     In 1996, S3 introduced its first product in a new line of audio and communications products. This product line is intended to offer consumers high performance audio quality and integration while maintaining compatibility with existing software content. Future members of the family are being designed to integrate communications capabilities with the sound subsystem to increase integration and functionality on the PC platform.

     SonicVibes. The Company believes that its SonicVibes audio processor is the industry's first fully-integrated audio processor that uses the PCI, rather than the ISA bus. SonicVibes retains DOS games compatibility and FM synthesis while providing wavetable music synthesis to the PC motherboard. SonicVibes also provides an unlimited sound palette through its support of Microsoft's DirectMusic API. The Company believes the use of the PCI bus can enable higher performance than ISA bus-related audio products due to the significantly greater bandwidth supported by the PCI bus. This can enable additional interactive media applications, such as multi-player gaming. SonicVibes is designed to lower overall system cost through the integration of the sound capabilities of a traditional sound card onto a single-chip solution, and eliminating the need for external ROM and RAM memory that prior audio subsystems required.

  Software

     The Company believes that a complete solution for its customers must include not only high performance acceleration features implemented in silicon, but also a broad line of software, including BIOS, drivers and utilities, that are designed to optimize the performance of its accelerators. The software is shipped as an integral part of the Company's accelerator products. The Company maintains a flexible driver architecture, allowing its drivers to be easily upgraded for the enhanced features supported in next generation accelerator products. S3 uses a combination of in-house software developers and independent contractors to develop its software drivers. Strategic software, including BIOS and Windows 95 and Windows NT drivers, is developed by the Company's in-house software development team. The Company believes that software expertise is vital to determining the optimal trade-off between silicon and software for next generation accelerator performance and functionality enhancements. The Company has also developed extensive capabilities for testing its accelerators, software drivers and BIOS across a range of applications and OEM system configurations.

     The Company's software includes the following drivers:

                  OPERATING SYSTEM DRIVERS                 MS-DOS SOFTWARE DRIVERS
        --------------------------------------------  ----------------------------------
        IBM OS/2                                      Autodesk ADI 4.2 with support for
        Microsoft Windows 3.1                         AutoCAD and SD Studio
        Microsoft Windows 95                          Microstation
        Microsoft Windows NT
        SCO UNIX Open Desktop

     In 1996, the Company expanded its end-user utility support. Designed to be included with drivers by the Company's OEMs, these utilities are intended to provide increased end-user ease-of-use support and extended control of S3 multimedia accelerator functions. The Company released the refresh utility for Windows 95, allowing the user to change refresh rates, and the color utility for Windows 95 and Windows NT 4.0, giving the user control of hue, saturation, contrast, and brightness for video playback.

     In September 1996, Packard Bell NEC released the Company's internally-developed TV-Tuner(TM) application, which displays live TV on the computer using Packard Bell NEC's TV-Tuner hardware. The application allows channel selection, volume control, record/playback features similar to a video cassette recorder, closed caption display, and it supports international video inputs such as NTSC, PAL and SECAM.

     The Company also developed OEM-specific display control utilities for its customers who use the Aurora64V+ accelerator. These utilities enable end-user utilization of the DuoView and mobile computing functions of the Aurora64V+ accelerator.

     Throughout 1996, the Company released several updates of its Galileo(TM) utility, which was the first end-user utility introduced in 1995 and provides ease-of-use support for resolution and color depth configuration changes and monitor centering.

  3D Software(1)

     S3's software strategy for its traditional 2D graphics accelerators was achieved primarily through the development of software drivers to interface the acceleration hardware with industry-standard application programmer interfaces
(APIs), including those for Windows and OS/2. Direct support for specific applications was limited primarily to leading DOS-based CAD programs such as AutoCAD and Microstation, due to the APIs' role in decoupling application programs from the actual graphics hardware.

     In the emerging 3D acceleration market of 1996, however, an absence of industry-standard 3D graphics APIs caused S3 to actively promote its own, proprietary DOS-based 3D API. This proprietary software has enabled the porting of specific 3D games and other 3D applications to the ViRGE hardware platforms. In addition, S3 supports multiple third-party proprietary APIs, including BRender and Renderware, that are favored by significant segments of the application software development community. S3 has also developed an OpenGL driver for the ViRGE family of 2D/3D accelerators to support CAD/engineering, modeling/rendering and other high-end 3D applications traditionally supported on workstation platforms.

     Specific titles that have been ported to the ViRGE architecture include Terminal Velocity, FX Fighter, MechWarrior 2, Screamer, Cyberspeed, Destruction Derby, Havoc, Descent II, VR Soccer, Mega Race 2, Web3D, 3D Maestro and Truespace.

     S3 is also actively developing a software driver for what has emerged as the standard API for 3D acceleration on the PC platform, Microsoft's Direct3D. S3 intends to support its proprietary API, Direct3D, and third-party APIs based on market acceptance of such APIs and S3's needs to support and promote new features of future accelerators.

---------------

(1) The software titles set forth below may be trademarks or registered trademarks of their respective owners.

  Future Accelerators and Software

     The Company has in development several graphics and video accelerators, audio and communication accelerators and related software products for currently scheduled introduction throughout 1997. S3 believes that its extensive software, systems and silicon expertise, use of advanced design tools, centralized engineering group with strong design expertise, and close working relationships with strategic customers and software developers should position the Company to continue to rapidly and cost-effectively define, develop and market advanced accelerators and related software for the PC market. Recognizing the rapid conversion of consumer electronic products from analog to digital technology, the convergence of consumer and computing systems into new and evolving information access devices and the personal computer's inherent position as the most advanced and well-positioned digital platform, the Company intends to leverage its PC system architecture and multimedia acceleration expertise to develop new products for both computer and consumer applications that exploit these trends.

     S3's accelerator products are designed to improve the graphics performance of PCs using Intel and other x86-based microprocessors, and Microsoft Windows, Windows NT and IBM OS/2 operating systems, the predominant standards in today's PC market. Any shift away from such standards would require the Company to develop new products and may have a material adverse effect on the Company's operating results. The market for the Company's accelerator products is characterized by rapidly changing technology, evolving industry standards, frequent new product introductions, and significant price competition, resulting in short product life cycles and regular reductions of unit average selling prices over the life of a specific product. Products in the Company's market typically have a product life cycle of 12 to 24 months. See "Factors That May Affect Results -- Importance of New Products; Rapid Technological Change" and "-- Dependence on Accelerator Product Line."

FACTORS THAT MAY AFFECT RESULTS

  Fluctuations in Quarterly Operating Results

     The Company's operating results have historically been, and will continue to be, subject to quarterly and other fluctuations due to a variety of factors, including changes in pricing policies by the Company, its competitors or its suppliers, anticipated and unanticipated decreases in unit average selling prices of the Company's products, availability and cost of products from the Company's suppliers, changes in the mix of products sold and in the mix of sales by distribution channels, the gain or loss of significant customers, new product introductions by the Company or its competitors, market acceptance of new or enhanced versions of the Company's products, seasonal customer demand, and the timing of significant orders. Operating results could also be adversely affected by general economic and other conditions affecting the timing of customer orders and capital spending, a downturn in the market for PCs, and order cancellations or rescheduling. In particular, the market for PCs in 1996 experienced a weakening in the trends for demand as compared with 1995 and grew at a lower rate as compared with 1995. These factors could adversely affect demand for the Company's products. In addition, the pricing environment for graphics accelerators has recently experienced and is expected to continue to experience increasing pricing pressures due in part to the alleviation of supply constraints that contributed to more stable pricing in 1995 and to aggressive pricing from certain of the Company's competitors. In particular, the Company's Trio family of integrated 2D accelerators, which accounted for a majority of the Company's revenues in 1996, experienced significant decreases in average selling prices in 1996. The Company expects that the graphics accelerator market will transition from 2D acceleration to 3D acceleration, and the Company has introduced its ViRGE family of 2D/3D accelerators in response to this expected transition. As a result of the entry of competitors into the 3D acceleration market, the Company anticipates that it may experience increased pricing pressures on average selling prices for the ViRGE family of 2D/3D accelerators. If the transition occurs slower than expected, if the Company's 2D/3D products do not achieve market acceptance, or if pricing pressures increase, the Company's operating results could be adversely affected. Further, because the Company is continuing to increase its operating expenses for personnel and new product development, the Company's operating results would be adversely affected if such budgeted sales levels were not achieved. PC graphics and multimedia subsystems include, in addition to the Company's products, a number of other components which are supplied by third-party manufacturers. Any shortage of such components in the future could adversely affect the Company's business and operating results. Furthermore, it is possible that the Company's products may be found to be defective after the Company has already shipped significant volume production. There can be no assurance that the Company would be able to successfully correct such defects or that such corrections would be acceptable to customers, and the occurrence of such events could have a material adverse effect on the Company's business and operating results.

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

     Due to the foregoing factors, it is likely that in some future quarter or quarters the Company's operating results may be below the expectations of public market analysts and investors. In such event, the price of the Company's Common Stock would likely be materially and adversely affected.

  Importance of New Products; Rapid Technological Change

     The PC industry in general, and the market for the Company's products in particular, is characterized by rapidly changing technology, evolving industry standards, frequent new product introductions and significant price competition, resulting in short product life cycles and regular reductions of unit average selling prices over the life of a specific product. Products in the Company's market typically have a life cycle of 12 to 24 months, with regular reductions of unit average selling prices over the life of a specific product. The successful development and commercialization of new products required to replace or supplement existing products involve many risks, including the identification of new product opportunities, the successful and timely completion of the development process, and the selection of the Company's products by leading systems suppliers and add-in card and motherboard manufacturers for design into their products. There can be no assurance that the Company will successfully identify new product opportunities and develop and bring to market in a timely manner successful new products, that products or technologies developed by others will not render the Company's products or technologies noncompetitive, or that the Company's products will be selected for design into its customers' products.

     The Company is continually developing new products to address changing market needs, and its operating results may fluctuate from those in prior quarters or may be adversely affected in quarters in which it is undergoing a product transition or in which existing products are under price pressures due to competitive factors. The Company also intends to add increased functionality to its multimedia products, such as system logic, audio, communications or other additional functions. Market acceptance of the Company's products will also depend upon acceptance of other components, such as memory, that the Company's products are designed to work with. For example, the Company has recently introduced accelerators designed to work with synchronous graphics RAM ("SGRAM") and/or synchronous DRAM ("SDRAM") which the Company believes offer better performance for its price than the more expensive video RAM ("VRAM"). However, there can be no assurance that other memory technologies, such as Rambus DRAM, will not achieve a greater degree of market acceptance than SGRAMs or SDRAMs. If new products are not brought to market in a timely manner or do not address market needs or achieve market acceptance, then the Company's operating results will be adversely affected. The Company's 1994 operating results were adversely affected in part because the Company had made a strategic decision to transition its product offerings from 32-bit to 64-bit accelerators during the first half of 1994, but due to a lack of PC system logic chipsets based on the PCI bus standard and a slower than anticipated shift from 32-to 64-bit graphics, sales of S3's PCI-based Vision64 family of accelerators were less than expected. During the same period of time, competitors' 32-bit integrated accelerator products offered a more competitive solution to the Company's customers and ultimately necessitated an adjustment in the valuation of the Company's 32-bit non-integrated inventory. In anticipation of a shift in demand from 2D to 3D technology, the Company has introduced and is continuing to develop products in its ViRGE family of 2D/3D multimedia accelerators. If the transition from 2D to 3D in the PC market is slower than the Company expects or if these products are not brought to market in a timely manner or do not address market needs or achieve market acceptance, the Company's operating results could be adversely affected. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

  Dependence on Foundries and Other Third Parties

     The Company currently relies on several independent foundries to manufacture its products either in finished form or wafer form. The Company currently has long-term supply arrangements with two of its foundries, a "take or pay" contract with Taiwan Semiconductor Manufacturing Company ("TSMC") and a joint venture foundry, United Semiconductor Corporation ("USC"). In 1995, the Company expanded and formalized its relationship with TSMC to provide additional capacity over the 1996 to 2000 timeframe. The foundry agreement with TSMC requires the Company to make certain annual advance payments to purchase certain committed capacity amounts to be applied against the following year's capacity or forfeit advance payments against such amounts. In addition, the Company entered into an agreement with United Microelectronics Corporation ("UMC") and Alliance Semiconductor Corporation to form a separate Taiwanese company, USC, for the purpose of building and managing a semiconductor manufacturing facility. The Company invested $53.0 million in 1996 and $36.4 million in 1995 for its 23.75% equity interest. The facility commenced production utilizing advanced submicron semiconductor manufacturing processes in late 1996. The Company has the right to purchase up to 31.25% of the output from the foundry. To the extent the Company purchases excess inventories of particular products or chooses to forfeit advance payments, the Company's operating results could be adversely affected. To the extent USC experiences operating losses, the Company will recognize its proportionate share of such losses and may be required to contribute additional capital. The Company believes that a number of manufacturers are expanding or planning to expand their fabrication capacity over the next several years, which could lead to overcapacity in the market and resulting decreases in costs of finished wafers. If the wafers produced by USC cannot be produced at competitive prices, USC could sustain operating losses. There can be no assurance that such operating losses will not have a material adverse effect on the Company's consolidated results of operations.

     The Company conducts business with its other current foundries by delivering written purchase orders specifying the particular product ordered, quantity, price, delivery date and shipping terms and, therefore, such foundries are generally not obligated to supply products to the Company for any specific period, in any specific quantity or at any specified price, except as may be provided in a particular purchase order. To the extent a foundry terminates its relationship with the Company or should the Company's supply from a foundry be interrupted or terminated for any other reason, such as a natural disaster or an injunction arising from alleged violations of third party intellectual property rights, the Company may not have a sufficient amount of time to replace the supply of products manufactured by that foundry. Until 1996, due to worldwide semiconductor supply constraints, especially with respect to advanced process technologies required by the Company's products, the Company was unable to obtain a sufficient supply of products to enable it to meet demand and was required to allocate available supply of its products among its customers. There can be no assurance that the Company will obtain sufficient advanced process technology foundry capacity to meet customer demand in the future. The Company is continuously evaluating potential new sources of supply. However, the qualification process and the production ramp-up for additional foundries has in the past taken, and could in the future take, longer than anticipated, and there can be no assurance that such sources will be able or willing to satisfy the Company's requirements on a timely basis or at acceptable quality or per unit prices.

     Two of the Company's principal foundries, TSMC and UMC, and the Company's foundry joint venture, USC, are located in the Science-Based Industrial Park in Hsin Chu City, Taiwan. The Company currently expects these three foundries to supply the substantial portion of the Company's products in 1997. Disruption of operations at these foundries for any reason, including work stoppages, fire, earthquakes or other natural disasters, would cause delays in shipments of the Company's products, and could have a material adverse effect on the Company's results of operations. In addition, as a result of the rapid growth of the semiconductor industry based in the Science-Based Industrial Park, severe constraints have been placed on the water and electricity supply in that region. Any shortages of water or electricity could adversely affect the Company's foundries' ability to supply the Company's products, which could have a material adverse effect on the Company's results of operations.

     The Company is using multiple sources for certain of its products, which may require the Company's customers to perform separate product qualifications. The Company has not, however, developed alternate sources of supply for certain other products, and its newly introduced products are typically produced initially by a single foundry until alternate sources can be qualified. The requirement that a customer perform separate product qualifications or a customer's inability to obtain a sufficient supply of products from the Company may cause that customer to satisfy its product requirements from the Company's competitors, which would adversely affect the Company's results of operations.

     The Company's products are assembled and tested by a variety of independent subcontractors. The Company's reliance on independent assembly and testing houses to provide these services involves a number of risks, including the absence of adequate availability of certain packaging technologies, the absence of guaranteed capacity and reduced control over delivery schedules, quality assurance and costs. The Company also is subject to the risks of shortages and increases in the cost of raw materials used in the manufacture or assembly of the Company's products.

     Constraints or delays in the supply of the Company's products, whether because of capacity constraints, unexpected disruptions at the foundries or assembly or testing houses, delays in obtaining additional production at existing foundries or in obtaining production from new foundries, shortages of raw materials, or other reasons, could result in the loss of customers and other material adverse effects on the Company's operating results, including effects that may result should the Company be forced to purchase products from higher cost foundries or pay expediting charges to obtain additional supply. See "Business -- Sales, Marketing and Distribution" and "-- Manufacturing and Design Methodology."

  Transactions to Obtain Manufacturing Capacity; Future Capital Needs

     In order to obtain an adequate supply of wafers, especially wafers manufactured using advanced process technologies, the Company has entered into and may consider in the future various transactions, including the use of "take or pay" contracts that commit the Company to purchase specified quantities of wafers over extended periods, equity investments in or advances or issuances of equity securities to wafer manufacturing companies in exchange for guaranteed production capacity, or the formation of joint ventures to own and operate or construct foundries or to develop certain products. Any of such transactions would involve financial risk to the Company and could require the Company to commit substantial capital or provide technology licenses in return for guaranteed production capacity. In particular, the Company has entered into a "take or pay" contract with TSMC and has entered into the USC joint venture. The need to commit substantial capital may require the Company to seek additional equity or debt financing. The sale or issuance of additional equity or convertible debt securities could result in additional dilution to the Company's stockholders. There can be no assurance that such additional financing, if required, will be available when needed or, if available, will be on terms acceptable to the Company. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" and "Business -- Manufacturing and Design Methodology."

  Dependence on Accelerator Product Line

     S3's products are designed to improve the graphics and multimedia performance of x86-based PCs and Microsoft Windows, Windows NT and IBM OS/2 operating systems, the predominant standards in today's PC market. Any shift away from such standards would require the Company to develop new products. The Company expects that additional specialized graphics processing and general purpose computing capabilities will be integrated into future versions of Intel and other x86-based microprocessors and that standard multimedia accelerators in the future will likely integrate memory, system logic, audio, communications or other additional functions. The Company has not previously offered either single function or integrated accelerator products that provide these functions, which have traditionally been provided by separate single function chips or chipsets. The Company has been and will continue to be required to expand the scope of its research and development efforts to provide these functions, which will require the hiring of engineers skilled in the respective areas and additional management and coordination among the Company's design and engineering groups. Alternatively, the Company may find it necessary or desirable to license or acquire technology to enable the Company to provide these functions, and there can be no assurance that any such technology will be available for license or purchase on terms acceptable to the Company. Furthermore, there is a limited amount of space on PC motherboards, and companies that offer solutions that provide the greatest amount of functionality within this limited space may have a competitive advantage. While the Company's strategy is to develop new and enhanced graphics and multimedia accelerator products that will be complementary to present and future versions of Intel and other x86-based microprocessors and integrate additional functionality, there can be no assurance that the Company will be able to develop such new or enhanced products in a timely manner or correctly anticipate the additional functionality that will be required to compete effectively in this market. There can be no assurance that, if developed, the Company's new or enhanced products that incorporate these functions will achieve market acceptance. There also can be no assurance that the market for graphics and multimedia accelerators will continue to grow in the future or that new technological developments or changes in standards will not result in decreased demand for graphics and multimedia accelerators or for the Company's products that are not compatible with such changed standards. For example, in 1996, there was an absence of an industry standard 3D graphics API. As a result, the Company developed and promoted its proprietary API. Microsoft has since introduced its Direct3D API, which has emerged as the standard API for 3D acceleration. While the Company's 3D accelerators currently support the Company's proprietary API and Microsoft's Direct 3D API, there can be no assurance that another API will emerge as an industry standard that the Company's accelerators will not support. While the PC industry in recent periods has been characterized by substantial demand, such demand has historically been cyclical, and there can be no assurance that this demand will continue in future periods or that demand for the Company's products will continue. The occurrence of any such events would have a material adverse effect on the Company's operating results.

  Substantial Competition

     The market for the Company's products is extremely competitive and is characterized by declining selling prices over the life of a particular product and rapid technological changes. The Company's principal competitors for graphics accelerators include ATI Technologies, Inc., Cirrus Logic, Inc., Matrox Graphics, Inc., and Trident Microsystems, Inc. The Company's principal competitors in the multimedia market include the companies named in the preceding sentence and a number of smaller companies which may have greater flexibility to address specific market needs. Potential competitors in these markets include both large and emerging domestic and foreign semiconductor companies. In particular, there is a significant number of established and emerging companies that have developed, are developing or have announced plans to develop 3D graphics chips, including Intel Corporation and Lockheed Martin Corporation, which have announced that they are jointly developing such chips, which are currently expected to become available in the second half of 1997, and Texas Instruments Incorporated, which has announced a development and marketing agreement with 3Dlabs Inc., Ltd. In addition, Microsoft has announced that it is developing a reference architecture, Talisman, with an alternative method of providing 3D functionality. Microsoft is working with a number of companies, including Cirrus Logic, Inc., Samsung Electronics Co., Ltd., Philips N.V. and Fujitsu Ltd., to implement this architecture. There can be no assurance that the Company's product offerings to address the demand for the next generation of 2D/3D accelerators will be competitive, and if such product offerings are not competitive, the Company's results of operations in 1997 and future periods could be materially and adversely affected. To the extent the Company expands its product line to add products with additional functionality, such as audio, communications and system logic functions, it will encounter substantial competition from established semiconductor companies and may experience competition from companies designing chips based on different technologies, such as software-centric multimedia processors. Further, the need of PC manufacturers to rapidly introduce a variety of products aimed at different segments of the PC market may lead to the shift by such system OEMs to the purchase of graphics and multimedia add-in cards provided by others. Certain of the Company's competitors supply both add-in cards and accelerator chips, which may provide those competitors with an advantage over suppliers such as the Company that supply only accelerator chips. In addition, certain of the Company's potential competitors that supply add-in cards and/or motherboards, such as Intel Corporation, may seek to use their card/board business to leverage the startup of their graphics accelerator business. Certain of the Company's current and potential competitors have greater technical, manufacturing, financial and marketing resources than the Company. The Company believes that its ability to compete successfully depends upon a number of factors both within and outside of its control, including product performance, product features, product availability, price, quality, timing of new product introductions by the Company and its competitors, the emergence of new graphics and PC standards, customer support, and industry and general economic trends. There can be no assurance that the Company will have the financial resources, technical expertise, or marketing, distribution and support capabilities to compete successfully. The Company's future success will be highly dependent upon the successful development and introduction of new products that are responsive to market needs. There can be no assurance that the Company will be able to successfully develop or market any such products. See "Business -- Competition."

  Customer Concentration

     The Company's sales are concentrated within a limited customer base. One customer, Diamond Multimedia Systems, Inc. accounted for 15% of net sales in 1996, two customers, Diamond Multimedia Systems, Inc. and Intel Corporation, accounted for 17% and 12%, respectively, of net sales in 1995, and two customers, IBM and Digital Equipment Corporation, accounted for 19% and 16%, respectively, of net sales in 1994. The Company expects a significant portion of its future sales to remain concentrated within a limited number of strategic customers. There can be no assurance that the Company will be able to retain its strategic customers or that such customers will not otherwise cancel or reschedule orders, or in the event of canceled orders, that such orders will be replaced by other sales. In addition, sales to any particular customer may fluctuate significantly from quarter to quarter. The occurrence of any such events could have a material adverse effect on the Company's operating results. See "Business -- Sales, Marketing and Distribution."

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

     The Company's future success depends in part on the continued service of its key engineering, sales, marketing and executive personnel, including highly skilled semiconductor design personnel and software developers, and its ability to identify and hire additional personnel. Competition for such personnel is intense and there can be no assurance that the Company can retain and recruit necessary personnel to operate its business and support its future growth. In August 1996, the Company appointed a new President and Chief

Executive Officer to replace Terry N. Holdt, who retired, and in March 1997, the Company's Chief Financial Officer resigned, and there can be no assurance as to the effects of this management transition on the Company's business and operating results. The loss of key personnel could have a material adverse effect on the Company's business and operating results. The Company does not maintain key man insurance on any of its employees. See "Business Employees" and "Executive Officers of the Registrant."

  Importance of Intellectual Property; Litigation Involving Intellectual
Property

     The Company's ability to compete will be affected by its ability to protect its proprietary information. The Company has filed several United States and foreign patent applications and to date has a number of issued United States patents. The Company relies primarily on its trade secrets and technological know-how in the conduct of its business. There can be no assurance that the steps taken by the Company to protect its intellectual property will be adequate to prevent misappropriation of its technology or that the Company's competitors will not independently develop technologies that are substantially equivalent or superior to the Company's technology. The semiconductor and software industries are characterized by frequent claims and related litigation regarding patent and other intellectual property rights. The Company is party to various claims of this nature. Although the ultimate outcome of these matters is not presently determinable, management presently believes that the resolution of all such pending matters will not have a material adverse effect on the Company's operating results. There can be no assurance that third parties will not assert additional claims or initiate litigation against the Company, its foundries, or its customers with respect to existing or future products. In addition, the Company may initiate claims or litigation against third parties for infringement of the Company's proprietary rights or to determine the scope and validity of the proprietary rights of the Company or others. Litigation by or against the Company has in the past, in the case of the Brooktree Corporation ("Brooktree") litigation, resulted and could in the future result in substantial expense to the Company and diversion of the efforts of the Company's technical and management personnel, whether or not litigation is determined in favor of the Company. In the event of litigation to determine the validity of any third-party claims, such litigation could result in significant expense to the Company and divert the efforts of the Company's technical and management personnel, whether or not litigation is determined in favor of the Company. In the event of an adverse result in any such litigation, the Company could be required to pay substantial damages, cease the manufacture, use, sale, offer for sale and importation of infringing products, expend significant resources to develop or obtain non-infringing technology, discontinue the use of certain processes or obtain licenses to the technology which is the subject of the litigation. There can be no assurance that the Company would be successful in such development or acquisition or that any such licenses, if available, would be available on commercially reasonable terms, and any such development or acquisition could require expenditures by the Company of substantial time and other resources. Any such litigation or adverse result therefrom could have a material adverse effect on the Company's operating results.

     In October 1995, Brooktree filed a complaint against the Company in the United States District Court for the Southern District of California, alleging that the Company's current products infringe a Brooktree patent. Such a lawsuit resulted in substantial expense to the Company to defend the action and diverted the efforts of the Company's technical and management personnel. In August 1996, the Company and Brooktree entered into a settlement and license agreement pursuant to which all claims and counterclaims between the parties were dismissed and the Company agreed to pay to Brooktree a license fee and royalties related to certain product revenues over a five-year period.

  International Operations

     Export sales accounted for 61%, 44% and 42% of the Company's net sales in 1996, 1995 and 1994, respectively, and the Company expects that export sales will continue to represent a significant portion of net sales, although there can be no assurance that export sales, as a percentage of net sales, will remain at current levels. In addition, a substantial proportion of the Company's products are manufactured, assembled and tested by independent third parties in Asia. Due to its export sales and independent third party manufacturing, assembly and testing operations, and its joint venture foundry, the Company is subject to the risks of conducting business internationally, including unexpected changes in, or impositions of, legislative or regulatory requirements, fluctuations in the U.S. dollar, which could increase the sales price in local currencies of the Company's products in foreign markets or increase the cost of wafers purchased by the Company, delays resulting from difficulty in obtaining export licenses for certain technology, tariffs and other barriers and restrictions, potentially longer payment cycles, greater difficulty in accounts receivable collection, potentially adverse taxes, and the burdens of complying with a variety of foreign laws. In addition, the Company is subject to general geopolitical risks, such as political and economic instability and changes in diplomatic and trade relationships, in connection with its international operations. Two of the Company's independent foundries, UMC and TSMC, and the Company's joint venture foundry, USC, are located in Taiwan. The Company currently expects these three foundries to supply the substantial portion of the Company's products in 1997. The People's Republic of China and Taiwan at times experienced strained relations in 1995 and 1996, and the worsening of relations or the development of hostilities between the two parties could have a material adverse effect on the Company. Although the Company has not to date experienced any material adverse effect on its operations as a result of such regulatory, geopolitical, economic and other factors, there can be no assurance that such factors will not adversely impact the Company's operations in the future or require the Company to modify its current business practices. In addition, the laws of certain foreign countries may not protect the Company's intellectual property rights to the same extent as do the laws of the United States.

  Increased Leverage

     In connection with the sale of $103,500,000 aggregate principal amount of Convertible Subordinated Notes in September 1996, the Company's ratio of its long-term debt to its total capitalization increased from approximately 9.5% at June 30, 1996 to approximately 30.6% at December 31, 1996. As a result of this additional indebtedness, the Company's principal and interest obligations will increase substantially. The degree to which the Company is leveraged could adversely affect the Company's ability to obtain additional financing for working capital or other purposes and could make it more vulnerable to economic downturns and competitive pressures. The Company's increased leverage could also adversely affect its liquidity, as a substantial portion of available cash from operations may have to be applied to meet debt service requirements and, in the event of a cash shortfall, the Company could be forced to reduce other expenditures to be able to meet such requirements. See "Selected Consolidated Financial Data," and "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

  Volatility of Stock Price

     The market price of the shares of Common Stock, like that of the common stock of many other semiconductor companies, has been and is likely to be highly volatile, and the market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. The market price of the Common Stock could be subject to significant fluctuations in response to quarter-to-quarter variations in the Company's anticipated or actual operating results, announcements of new products, technological innovations or setbacks by the Company or its competitors, conditions in the semiconductor and PC industries, the commencement of, developments in or outcome of litigation, changes in or the failure by the Company to meet estimates of the Company's performance by securities analysts, market conditions for high technology stocks in general, and other events or factors.

SALES, MARKETING AND DISTRIBUTION

     S3 markets and distributes its products through a direct sales organization supported by field applications engineers, as well as through a network of independent manufacturers' representatives and regional distributors. In North America, the Company uses a combination of independent manufacturers' representatives and a direct sales force operating from the Company's sales offices in California, Florida, Georgia, Oregon and Texas. In Asia, the Company operates from sales and distribution offices in Hong Kong, Japan, Singapore and Taiwan, and through manufacturers' representatives and local distributors located in People's Republic of China, Hong Kong, Japan, Korea and Taiwan. In Europe, the Company uses organizations that are both manufacturers' representatives and distributors in France, Germany, Italy and the United Kingdom. The loss of one or more representatives could have an adverse effect on the Company's operating results. The Company has a global shipment program pursuant to which certain finished products are shipped directly to customers from the Company's independent assembly and testing houses. This program is intended to provide more timely delivery of such products to those customers by eliminating the intermediate step of shipping finished products to the Company's Santa Clara, California facility for repackaging and reshipment.

     The Company sells multimedia accelerators to leading systems manufacturers such as Acer Incorporated, AST Research Incorporated, Compaq Computer Corporation, Dell Computer Corporation, Gateway 2000, Inc., Hewlett-Packard Company, IBM, Packard Bell NEC, and Toshiba Corporation and to leading add-in board and motherboard manufacturers such as CNW International Limited, Diamond Multimedia Systems, Inc., DataExpert Corporation, ELSA GmbH, Intel Corporation, Micronics Computers, Inc., Number Nine Visual Technology Corporation, STB Systems, Inc. and Vtech Holdings Limited. Sales to these customers are typically made pursuant to specific purchase orders, which are cancelable without significant penalties. In 1996, one customer, Diamond Multimedia Systems, Inc. accounted for 15% of net sales. In 1995, two customers, Diamond Multimedia Systems, Inc. and Intel Corporation, accounted for 17% and 12%, respectively, of net sales. The Company expects a significant portion of its future sales to remain concentrated within a limited number of strategic customers. There can be no assurance that the Company will be able to retain its strategic customers or that such customers will not otherwise cancel or reschedule orders, or in the event of canceled orders, that such orders will be replaced by other sales. In addition, sales to any particular customer may fluctuate significantly from quarter to quarter. The occurrence of any such event could have a material adverse effect on the Company's operating results.

     Export sales accounted for 61%, 44%, and 42% of net sales in 1996, 1995, and 1994 respectively. Approximately 33% of export sales in 1996 were to affiliates of United States customers. Due to its export sales, the Company is subject to the risks of conducting business internationally, including those set forth above under "Factors That May Affect Results -- International Operations."

CUSTOMER SUPPORT AND SERVICE

     The Company believes that customer service and technical support are important competitive factors in the accelerator market. The Company provides technical support for customers in major markets in North America, Europe and Asia. Distributors and manufacturers' representatives supplement the Company's efforts by providing additional customer service and technical support for S3's products. S3 also provides several other types of technical support, including software distribution through the World Wide Web, product demonstration software, evaluation boards and application notes.

     The Company works closely with its customers in tracking the progress of its product designs, providing applications design support and upgrading the customers' software to provide the latest enhancements under the Company's software maintenance program. S3 believes that close contact with its customers not only improves their level of satisfaction, but also provides important insights into defining the system requirements for next generation accelerators and related software products.

MANUFACTURING AND DESIGN METHODOLOGY

     The Company currently relies on several independent foundries to manufacture all of its products. The Company's strategy is to utilize a number of qualified foundries that it believes provide cost, technology or capacity advantages for specific products. This strategy allows S3 to avoid the significant capital investment to construct an in-house wafer fabrication facility. As a result, S3 is able to focus its resources on product design and development, quality assurance, marketing, and customer support. The Company's accelerators are currently manufactured using a triple level metal CMOS process with line geometries as small as 0.45 micron. The Company will utilize a four level metal CMOS process with 0.35 micron line geometries for certain of its products scheduled for 1997 production. In order to provide increased functionality to meet the needs of the multimedia market without substantially increasing die size, the Company's products will have to be manufactured using increasingly smaller line geometries. The Company designs its products using proprietary circuit modules that are scalable in size to enable more rapid adoption of smaller line geometry manufacturing processes and a common design rule approach to operate within the process parameters of multiple foundries.

Multiple sources for certain products increase the Company's ability to supply its customers with those products and reduce the Company's dependence on any single foundry. However, the Company has not developed alternate sources of supply for certain products, and its newly introduced products are typically produced initially by a single foundry until alternate sources can be qualified. The Company currently has long-term supply agreements with only the two foundries described below. The Company conducts business with all but one of its current foundries by delivering written purchase orders specifying the particular product ordered, quantity, price, delivery date and shipping terms and, therefore, the foundries are generally not obligated to supply products to the Company for any specific period, in any specific quantity or at any specified price, except as may be provided in a particular purchase order. To the extent a foundry terminates its relationship with the Company or should the Company's supply from a foundry be interrupted or terminated for any other reason, such as a natural disaster, the Company may not have a sufficient amount of time to replace the supply of products manufactured by that foundry.

     Historically, certain foundries have also provided packaging and testing for S3's products and other activities necessary to deliver finished products. S3 pays those foundries only for fully tested products meeting predetermined specifications. In the assembly process, the silicon wafers are separated into individual die that are then assembled into packages and tested in accordance with the Company's test procedures. Following assembly, the packaged devices are further tested and inspected pursuant to the Company's quality assurance program before shipment to customers. To ensure the integrity of its foundries' quality assurance procedures, the Company develops detailed test procedures and specifications for each product and requires the foundry to use those procedures and specifications before shipping finished products or wafers. Product returns to date have not been significant.

     In 1995, the Company entered into two long-term manufacturing capacity arrangements. The Company entered into an agreement with UMC and Alliance Semiconductor Corporation to form, USC, a separate Taiwanese company, for the purpose of building and managing a semiconductor manufacturing facility in the Science-Based Industrial Park in Hsin Chu City, Taiwan. The facility began production utilizing advanced submicron semiconductor manufacturing processes in 1996. The Company has the right to purchase 31.25% of the output from the foundry. In addition, the Company expanded and formalized its relationship with TSMC to provide additional capacity over the 1996 to 2000 timeframe. The agreement with TSMC requires the Company to make certain annual advance payments to be applied against the following year's capacity. See "Management's Discussion and Analysis of Financial Condition and Results of
Operations -- Liquidity and Capital Resources."

     There can be no assurance that the Company will obtain sufficient sources of supply of product to meet customer demand in the future. Obtaining sufficient foundry capacity is particularly difficult during periods of high growth, and may become substantially more difficult if the Company's product requirements increase significantly. In addition, because the Company must order products and build inventory substantially in advance of product shipments, there is a risk that the Company will forecast incorrectly and produce excess or insufficient inventories of particular products. This inventory risk is heightened because certain of the Company's key customers place orders with short lead times. In addition, the Company's customers may change delivery schedules or cancel orders without significant penalty. To the extent the Company produces excess or insufficient inventories of particular products, the Company's operating results could be adversely affected. See "Factors That May Affect Results -- Dependence on Foundries and Other Third Parties" and "-- Transactions to Obtain Manufacturing Capacity; Future Capital Needs."

     PC graphics and multimedia subsystems include, in addition to the Company's products, a number of other components, which are supplied by third party manufacturers. Any shortage of such components in the future could adversely affect the Company's business and operating results.

     The Company uses an automated design environment based on advanced workstations, dedicated product simulators, system simulation with hardware and software modeling, and the use of a high level design description language in order to more rapidly define, develop and deliver new and enhanced products. The Company considers its computer-aided engineering ("CAE") and computer-aided design ("CAD") capabilities to be important to its future success in all areas of new product development and intends to continue to enhance its CAE/CAD systems. Although the Company extensively tests its software and hardware products prior to their introduction, it is possible that design errors may be discovered after initial product sampling, resulting in delays in volume production or recall of products sold. The occurrence of any such errors could have a material adverse effect on the Company's product introduction schedule and operating results.

RESEARCH AND DEVELOPMENT

     The Company believes that continued timely development and introduction of new products are essential to maintaining its competitive position. The Company currently conducts most of its product development effort in-house and, at December 31, 1996, had a staff of 369 research and development personnel, of whom approximately 30% are involved in software development. The Company also employs outside consultants to assist with software testing. The Company is focusing its current development efforts primarily on the development of enhanced versions of its existing family of graphics and multimedia accelerators and adding new functionality to its products for business desktop, mobile and home PC markets. In addition, the Company intends to continue to devote significant resources to the development of a broad range of high-performance software drivers to support its products. During 1996, 1995 and 1994, the Company spent approximately $63.4 million, $42.1 million and $17.9 million, respectively, on research and development activities.

COMPETITION

     The markets in which the Company competes are extremely competitive and the Company expects that competition will increase. The principal factors of competition in the Company's markets include performance, product features, product availability, price, quality, timing of new product introductions by the Company and its competitors, the emergence of new graphics and PC standards, and customer support. Price competition in the industry is intense and may increase, which may have a material adverse effect on the Company's operating results. There can be no assurance that the Company will be able to compete successfully as to price or any of these other factors.

     The Company's principal competitors for graphics accelerators include ATI Technologies, Inc., Cirrus Logic, Inc., Matrox Graphics, Inc., and Trident Microsystems, Inc. The Company's principal competitors in the multimedia market include the companies named in the preceding sentence and a number of smaller companies which may have greater flexibility to address specific market needs. Potential competitors in these markets include both large and emerging companies that have announced plans to develop 3D graphics chips, including Intel Corporation and Lockheed Martin Corporation, which have announced a joint venture to develop such chips, and Texas Instruments Incorporated, which has announced a development and marketing agreement with 3Dlabs Inc. To the extent the Company expands its product line to add products with additional functionality, such as audio, communications and system logic functions, it will encounter substantial competition from established semiconductor companies and may experience competition from companies designing chips based on different technologies, such as softwarecentric multimedia processors. Certain of the Company's current and potential competitors have greater technical, manufacturing, financial and marketing resources than the Company. The Company's future success will be highly dependent upon the successful development and timely introduction of new products that are responsive to market needs at competitive prices. There can be no assurance that the Company will be able to successfully develop or market any such products. See "Factors That May Affect Results -- Substantial Competition."

LICENSES, PATENTS AND TRADEMARKS

     The Company has filed several United States patent applications for its technology and to date has four issued United States patents. The Company attempts to protect its trade secrets and other proprietary information through agreements with its customers, suppliers, employees and consultants, and through other security measures. Although the Company intends to protect its rights vigorously, there can be no assurance that these measures will be successful or that any issued patents will provide the Company with adequate protection with respect to the covered products, technology or processes.

     The semiconductor and software industries are characterized by frequent claims and related litigation regarding patent and other intellectual property rights. The Company is party to various claims of this nature. Although the ultimate outcome of these matters is not presently determinable, management presently believes that the resolution of all such pending matters will not have a material adverse effect on the Company's operating results. There can be no assurance that third parties will not assert additional claims or initiate litigation against the Company, its foundries or its customers with respect to existing or future products. In addition, the Company may initiate claims or litigation against third parties for infringement of the Company's proprietary rights or to determine the scope and validity of the proprietary rights of the Company or others. Litigation, such as the Brooktree litigation, by or against the Company could result in significant expense to the Company and divert the efforts of the Company's technical and management personnel, whether or not such litigation is determined in favor of the Company. In the event of an adverse result in any such litigation, the Company could be required to pay substantial damages, cease the manufacture, use, sale, offer for sale and importation of infringing products, expend significant resources to develop or obtain non-infringing technology, discontinue the use of certain processes or obtain licenses to the technology which is the subject of the litigation. There can be no assurance that the Company would be successful in such development or acquisition or that any such licenses, if available, would be available on commercially reasonable terms, and any such development or acquisition could require expenditures by the Company of substantial time and other resources. See "Factors That May Affect Results -- Importance of Intellectual Property; Litigation Involving Intellectual Property", "Legal Proceedings" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     The Company has applied to the United States Patent and Trademark Office for registration of a number of trademarks and also holds common law rights in a number of trademarks. A U.S. registration has issued to the Company for the marks Galileo, S3, S3 (stylized), S3 On Board, S3 Trio64, S3d (stylized), Trio, True Acceleration, and ViRGE. The S3 corporate logo, S3 On Board design mark, Aurora, the Plato family of marks, S3D, SDAC, SonicVibes, Streams Processor, Innovations In Acceleration, No Compromise Acceleration, No Compromise Integration, Cooperative Accelerator Architecture, DuoView, the Scenic family of marks, SmartFilter, the Sonic family of marks, SonicVibes, the Trio family of marks, TV-Tuner, the ViRGE family of marks, and the Vision family of marks are trademarks of the Company. The Company has also applied for trademark registration of some of its trademarks in certain foreign jurisdictions. There can be no assurance that the Company will obtain the registrations for which it has applied. Other trademarks referenced in this document are owned by their respective companies.

     If the Company's use of a registered or unregistered trademark were found to violate a third party's common law or statutory trademark rights, the Company's business could be adversely affected. In addition, the laws of certain countries in which the Company's products are or may be developed, manufactured or sold, including Hong Kong, Japan and Taiwan, may not protect the Company's products and intellectual property rights to the same extent as the laws of the United States.

BACKLOG

     Sales of the Company's products are made pursuant to standard purchase orders that are cancelable without significant penalties. In addition, purchase orders are subject to price renegotiations and to changes in quantities of products and delivery schedules in order to reflect changes in customers' requirements and manufacturing availability. The Company's business, and to a large and growing extent that of the entire semiconductor industry, is characterized by short lead time orders and quick delivery schedules. In addition, the Company's actual shipments depend on the manufacturing capacity of the Company's suppliers and the availability of products from such suppliers. As a result of the foregoing factors, the Company does not believe that backlog at any given time is a meaningful indicator of future sales.

EMPLOYEES

     At December 31, 1996, the Company employed 636 individuals, of whom 86 were employed in operations, 369 in research and development, 119 in sales, marketing and technical support, and 62 in administration and other support functions. Approximately 75% of these employees hold engineering degrees.

Competition for personnel in the semiconductor, software and the PC industry in general is intense. The Company believes that its future success will depend, in part, on its ability to continue to attract, train, motivate, retain and manage highly skilled technical, marketing and management personnel. None of the Company's employees is represented by a labor union or is subject to a collective bargaining agreement. The Company believes that its relations with its employees are good.

ITEM 2. PROPERTIES.

     In December 1995, the Company entered into a limited partnership arrangement with a developer to obtain a ground lease and develop and operate the Company's future Santa Clara facilities. In January 1997, the Company relocated its principal administrative, sales, marketing, research and development facility consisting of approximately 300,000 square feet of space in two buildings located in Santa Clara, California, the initial phase of the development. This space is leased for an initial 12-year term. The Company has an option to build an additional two buildings comprising approximately 300,000 square feet. The Company has vacated its previous Santa Clara facilities prior to the expiration of their lease terms in order to occupy the new facilities. The previous facilities consisted of approximately 159,000 square feet in four buildings in Santa Clara, California pursuant to leases that expire between July 1996 and May 2000. The Company has sublet two of the buildings in 1996 and in January 1997 terminated the lease on one building at no material cost. The Company presently expects to sublease the remaining facility for the remaining lease term that expires in May 1998 or negotiate a lease termination at no material cost, although there can be no assurance that the Company will be able to do so. The Company also leases office space in Georgia, Texas, Hong Kong, Japan and Taipei, Taiwan, and a warehouse in Singapore in order to provide sales, distribution and technical support to customers in the United States and Asia. Additional research and development offices are also leased in Saratoga, California, Colorado Springs, Colorado, and Bangalore, India. The facilities currently leased are currently sufficient for the Company's operations and are substantially fully utilized.

     In connection with the Company's investment in the real estate partnership, in February 1997, the Company (together with the developer) has obtained permanent nonrecourse financing for the construction of the Santa Clara facilities. The Company is not a guarantor on the permanent financing.

ITEM 3: LEGAL PROCEEDINGS.

     In October 1995, Brooktree filed a complaint against the Company in the United States District Court for the Southern District of California, alleging that the Company's current products infringe a Brooktree patent. In August 1996, the Company and Brooktree entered into a settlement and license agreement pursuant to which all claims and counterclaims between the parties were dismissed. S3 made no admission of infringement or any other wrongdoing. The settlement requires S3 to pay to Brooktree a license fee and royalties related to certain product revenues over a five-year period, and each company has agreed not to sue the other with respect to video and graphics products over such five-year period. See "Factors That May Affect Results -- Importance of Intellectual Property; Litigation Involving Intellectual Property" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     The semiconductor and software industries are characterized by frequent litigation regarding patent and other intellectual property rights. The Company is party to various claims of this nature. Although the ultimate outcome of these matters is not presently determinable, management believes that the resolution of all such pending matters will not have a material adverse effect on the Company's financial position or results of operations.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers of the Company and their ages as of March 28, 1997 are as follows:

                 NAME               AGE
    ------------------------------  ----
    Diosdado P. Banatao               50    Chairman of the Board
    Gary J. Johnson                   37    President and Chief Executive Officer
    G. Ven Venkatesh                  39    Executive Vice President
    Harry L. Dickinson                49    Sr. Vice President of Sales
    Paul G. Franklin                  54    Sr. Vice President of Operations
    Neal D. Margulis                  33    Sr. Vice President of Research and Technology
    Ronald T. Yara                    50    Sr. Vice President of Strategic Marketing and
                                            Secretary

     Mr. Banatao co-founded the Company and has served on a full-time basis as Chairman of the Board since January 1992. Mr. Banatao also served as President and Chief Executive Officer of the Company from its inception until January 1992. From December 1984 to December 1988, Mr. Banatao held various executive level positions at Chips & Technologies, Inc., a semiconductor company he co-founded, most recently as Vice President and General Manager of the Advanced Products Operation. From February 1984 to December 1984, Mr. Banatao served as Chief Technical Officer and Vice President of Engineering of Mostron, Inc., a single-board computer design company. From June 1981 to February 1984, he served as Director of Logic Products at Seeq Technology, Inc. a semiconductor manufacturer. Mr. Banatao holds a B.S.E.E. from the Mapua Institute of Technology and an M.S. in electrical engineering and computer science from Stanford University.

     Mr. Johnson, President and Chief Executive Officer, joined the Company in July 1994. From 1986 to June 1994, Mr. Johnson held various positions at National Semiconductor Corporation, a semiconductor manufacturer, including Managing Director/General Manager of the Wireless Networking Group, Operations and Marketing Director of the Wireless Communications Group and other senior marketing positions. From 1975 to 1986, he held various engineering positions at British Telecommunications, most recently Systems Development Manager. Mr. Johnson holds a B.Sc., CEng from Leicester Polytechnic, UK, and is a member of I.E.E. and I.E.E.E.

     Mr. Venkatesh, Executive Vice President, joined the Company in December 1996. Prior to joining the Company, Mr. Venkatesh served as President and Chief Executive Officer of Echelle, Incorporated, a startup company, from 1995 to 1996. From 1989 to 1994, Mr. Venkatesh was Corporate Vice President and General Manager of Adaptec, Incorporated, a supplier of high-performance I/O, connectivity and network products. Mr. Venkatesh attended the Btech Institute of Technology in Madras, India and holds an M.S.E.E. from the University of Massachusetts.

     Mr. Dickinson, Senior Vice President of Sales, joined the Company in February 1992. Prior to joining the Company, Mr. Dickinson served as Vice President of Sales of TransSwitch Corporation, a semiconductor company from 1990 to January 1992. From 1984 to 1990, Mr. Dickinson was the Director of Corporate Accounts for Mentor Graphics Corporation/SSD, (formerly Silicon Compiler Systems), a software company. Mr. Dickinson holds a B.S. in marketing from San Diego State University.

     Mr. Franklin, Senior Vice President of Operations, became an employee of the Company in September 1992. From March 1991 to September 1992 he was a consultant to the Company. Mr. Franklin was a consultant for a number of semiconductor companies from January 1990 through March 1991. From March 1986 to December 1989, Mr. Franklin was Vice President of Operations of Actel Corporation, a supplier of field programmable gate arrays. Prior to 1986 Mr. Franklin held various management positions at Monolithic Memories Inc., a supplier of semiconductor memories and programmable logic.

     Mr. Margulis, Senior Vice President of Research and Technology, joined the Company in December 1989 and has held various engineering and marketing positions. Prior to joining the Company, Mr. Margulis held various positions at Intel Corporation, a semiconductor and system manufacturer, in the microprocessor group. His positions included design engineering and most recently Chief Applications Engineer for high performance processors. He earned a B.S.E.E. from the University of Vermont.

     Mr. Yara co-founded the Company and is currently Senior Vice President, Strategic Marketing and Secretary. From the inception of the Company in 1989 until December 1993, he served as Vice President, Marketing. From December 1984 to December 1989, Mr. Yara held various positions at Chips & Technologies, Inc., a semiconductor company he co-founded, most recently as Vice President of Business Development. From February 1975 to 1984, Mr. Yara served in various positions at Intel Corporation, most recently as Product Marketing Manager of Communication Products. He earned a B.S.E.E. from Purdue University and an M.S.E.E. from the University of Santa Clara.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Company's Common Stock is traded on the Nasdaq National Market under the symbol SIII. See "Item 8. -- Selected Quarterly Consolidated Data" on page 46 for the range of high and low closing sales prices for the Common Stock on the Nasdaq National Market, as reported by Nasdaq.

     On September 18 and September 20, 1996, the Company completed the sale of $90.0 million and $13.5 million aggregate principal amount of 5 3/4% Convertible Subordinated Notes due 2003 (the "Notes"). The Notes are convertible at the option of the holder into shares of Common Stock of the Company, at any time prior to redemption or maturity, at a conversion price of $19.22 per share (equal to a conversion rate of 52.0291 shares per $1,000 principal amount of Notes and representing in the aggregate 5,385,015 shares), subject to adjustment under certain circumstances.

     The Notes were sold by the Company to Lehman Brothers Inc., PaineWebber Incorporated and Cowen & Company, as initial purchasers (the "Initial Purchasers"), in a private placement in reliance upon Section 4(2) of the Securities Act of 1993 (the "Securities Act") and Regulation D promulgated under the Securities Act. The aggregate offering price of the Notes was $103.5 million and the aggregate discount to the Initial Purchasers was $3.1 million.

     The Company has been advised that the Initial Purchasers resold $97.05 million aggregate principal amount of the Notes to "qualified institutional buyers" in reliance on Rule 144A under the Securities Act, $3.35 million aggregate principal amount of the Notes to a limited number of institutions that are "accredited investors" within the meaning of Rule 501(a)(1), (2), (3) or (7) under the Securities Act, and $3.1 million aggregate principal amount of the Notes in sales outside the United States to persons other than U.S. persons in reliance upon Regulation S under the Securities Act.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA.

                                                        YEARS ENDED DECEMBER 31,
                                      ------------------------------------------------------------
                                        1996         1995         1994         1993         1992
                                      --------     --------     --------     --------     --------
                                          (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS AND RATIOS)
STATEMENT OF INCOME DATA
Net sales...........................  $465,378     $316,309     $140,309     $112,969     $ 30,621
Gross margin(1).....................   184,365      126,542       42,334       47,309       15,332
Research and development expenses...    63,382       42,080       17,913       11,539        4,512
Selling, marketing and
  administrative expenses...........    48,800       33,510       18,310       12,500        6,066
Income from operations..............    72,183       50,952        6,111       23,270        4,754
Income before cumulative effect of
  accounting change.................    48,367       35,374        5,502       15,120        4,447
Net income(2).......................  $ 48,367     $ 35,374     $  5,502     $ 18,620     $  4,447
Per share amounts:
Income before cumulative effect of
  accounting change
  Primary...........................  $   0.95     $   0.75     $   0.14     $   0.41     $   0.16
  Assuming full dilution(3).........  $   0.94     $   0.75     $   0.14     $   0.41     $   0.16
Net income
  Primary...........................  $   0.95     $   0.75     $   0.14     $   0.50     $   0.16
  Assuming full dilution(3).........  $   0.94     $   0.75     $   0.14     $   0.50     $   0.16
Common and equivalent shares used in
  computing per share amount
  Primary...........................    50,929       47,013       39,614       37,472       28,662
  Assuming full dilution(3).........    52,733       47,013       39,614       37,472       28,662
Ratio of earnings to fixed
  charges(4)........................     38.75x          --       165.98x      137.34x       19.45x
BALANCE SHEET DATA
Cash and equivalents................  $ 94,616     $ 69,289     $ 25,772     $ 22,538     $  5,583
Short-term investments..............    62,768       24,630        8,800       21,997           --
Working capital.....................   232,329      144,620       59,727       55,057        6,370
Total assets........................   480,462      321,643       89,460       81,660       15,600
Long-term obligations...............    20,852       24,761          813          384        1,179
Convertible subordinated notes......   103,500           --           --           --           --
Redeemable convertible preferred
  stock.............................        --           --           --           --       16,761
Stockholders' equity (deficiency)...  $267,100     $205,864     $ 68,878     $ 60,985     $ (9,938)

---------------

(1) Gross margin was adversely impacted in 1994 by a pre-tax $9.9 million charge for adjusting the valuation of the Company's non-integrated 32-bit inventory.

(2) Includes the cumulative effect of adopting SFAS 109 in 1993 which increased net income by $3.5 million ($0.09 per share).

(3) Fully diluted earnings per share includes the effect of incremental shares issuable upon the conversion of the convertible subordinated notes and an adjustment to net income for the interest expense (net of income taxes) related to the notes.

(4) For purposes of calculating the ratio of earnings to fixed charges, (i) earnings consist of consolidated income before income taxes plus fixed charges and (ii) fixed charges consist of interest expense incurred and the portion of rental expense under operating leases deemed by the Company to be representative of the interest factor. The Company had no fixed charges in 1995.

ITEM 7.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     When used in this discussion, the words "expects," "anticipates," "estimates" and similar expressions are intended to identify forward-looking statements. Such statements, which include statements concerning the timing of availability and functionality of products under development, product mix, trends in average selling prices, trends in the PC market, the percentage of export sales and sales to strategic customers and the availability and cost of products from the Company's suppliers, are subject to risks and uncertainties, including those set forth below and in Item 1 of this Report under the caption "Business -- Factors That May Affect Results," that could cause actual results to differ materially from those projected. These forward-looking statements speak only as of the date hereof. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any statement is based.

RESULTS OF OPERATIONS

     The following table sets forth for the years indicated certain financial data as a percentage of net sales:

                                                              YEARS ENDED DECEMBER 31,
                                                              -------------------------
                                                              1996      1995      1994
                                                              -----     -----     -----
        Net sales...........................................  100.0%    100.0%    100.0%
        Cost of sales.......................................   60.4      60.0      69.8
                                                              -----     -----     -----
        Gross margin........................................   39.6      40.0      30.2
        Operating expenses:
          Research and development..........................   13.6      13.3      12.8
          Selling, marketing and administrative.............   10.5      10.6      13.0
                                                              -----     -----     -----
             Total operating expenses.......................   24.1      23.9      25.8
                                                              -----     -----     -----
        Income from operations..............................   15.5      16.1       4.4
        Other income, net...................................    0.5       1.4       0.5
                                                              -----     -----     -----
        Income before income taxes..........................   16.0      17.5       4.9
        Provision for income taxes..........................    5.6       6.3       1.0
                                                              -----     -----     -----
        Net income..........................................   10.4%     11.2%      3.9%
                                                              =====     =====     =====

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

     The Company's operating results may fluctuate from those in prior periods or may be adversely affected in periods in which it is undergoing a product line transition in which production and sales of new products are ramping up and in which existing products are under extreme price pressures due to competitive factors. If new products are not brought to market in a timely manner or do not address market needs or performance requirements, then the Company's operating results will be adversely affected. As a result of the foregoing, the Company's operating results and stock price may be subject to significant volatility, particularly on a quarterly basis. Any shortfall in net sales or net income from levels expected by securities analysts could have an immediate and significant adverse effect on the trading price of the Company's Common Stock.

NET SALES

     The Company's net sales to date have been generated from the sale of its graphics and multimedia accelerators. The Company's products are used in, and its business is dependent on, the personal computer industry with sales primarily in the U.S., Asia, and Europe. Net sales were $465.4 million in 1996, a 47% increase above the $316.3 million in 1995. Net sales increased in 1996 primarily as a result of the addition of the ViRGE product line and strong demand for the Company's 64-bit Trio products that resulted in increased unit shipments. The increased sales of the ViRGE and Trio family of accelerators was partially offset by a decrease in the 64-bit Vision family of accelerators, which has decreased significantly as the Company transitioned to sales of its ViRGE family of 2D/3D accelerators. The Company expects that the percentage of its net sales represented by any one product or type of product may change significantly from period to period as new products are introduced and existing products reach the end of their product life cycles. The increase in unit shipments was partially offset by lower overall average selling prices for all the product families. Due to competitive price pressures, the Company's products experience declining unit average selling prices over time, which at times can be substantial.

     Net sales were $316.3 million in 1995, a 125% increase above the $140.3 million in 1994. Net sales increased in 1995 primarily due to market demand for the Company's 64-bit products, increased product availability from the Company's qualified independent foundries and the addition of several new products to the Company's product line. The increase in unit shipments was partially offset by lower overall average selling prices.

     The pricing environment for 2D graphics accelerators, which accounted for a majority of the Company's net sales in 1996, has recently experienced and is expected to continue to experience increasing pricing pressures due in part to the alleviation of supply constraints that contributed to more stable pricing in 1995 and to aggressive pricing from certain of the Company's competitors. In particular, the Company's Trio family of integrated 2D accelerators experienced significant decreases in average selling prices in 1996. The Company expects that the graphics accelerator market will transition from 2D acceleration to 3D acceleration, and the Company has introduced its ViRGE family of 2D/3D accelerators in response to this expected transition. As a result of the entry of competitors into the 3D acceleration market, the Company anticipates that it may experience increased pricing pressures on average selling prices for the ViRGE family of 2D/3D accelerators. If the transition occurs slower than expected, if the Company's graphic products do not achieve market acceptance, or if the pricing pressures increase, then the Company's operating results could be adversely affected.

     Export sales accounted for 61%, 44%, and 42% of net sales in 1996, 1995, and 1994 respectively. Approximately 12% and 27% of export sales were shipped to Hong Kong and Taiwan, respectively and 33% of export sales in 1996 were to affiliates of United States customers. The Company expects that export sales will continue to represent a significant portion of net sales, although there can be no assurance that export sales as a percentage of net sales will remain at current levels. All sale transactions are denominated in U.S. dollars.

     One customer accounted for 15% of net sales in 1996, two customers accounted for 17% and 12% of net sales in 1995 and two customers accounted for 19% and 16% of net sales in 1994. The Company expects a significant portion of its future sales to remain concentrated within a limited number of strategic customers. There can be no assurance that the Company will be able to retain its strategic customers or that such customers will not otherwise cancel or reschedule orders, or in the event of canceled orders, that such orders will be replaced by other sales. In addition, sales to any particular customer may fluctuate significantly from quarter to quarter. The occurrence of any such events or the loss of a strategic customer could have a material adverse effect on the Company's operating results.

     The occurrence of any supply problems for the Company's products may adversely affect the rate of growth in net sales. Net sales may also be adversely affected by delays in the production ramp of customers' new programs and systems which incorporate the Company's products. In addition, the Company generally ships more product in the third month of each quarter than in either of the first two months of the quarter, with shipments in the third month higher at the end of the month. This pattern, which is common in the semiconductor industry, is likely to continue. The concentration of sales in the last month of the quarter may cause the Company's quarterly results of operations to be more difficult to predict. Moreover, a disruption in the Company's production or shipping near the end of a quarter could materially reduce the Company's net sales for that quarter. The Company's reliance on outside foundries and independent assembly and testing houses reduces the Company's ability to control, among other things, delivery schedules.

GROSS MARGIN

     Gross margin percentage was 40% in 1996 and 1995. The gross margin in 1996 was impacted by decreases in overall average selling prices of the 64-bit Trio family and ViRGE family of accelerators, offset by the decrease in the unit average costs resulting from the Company's foundries' conversion to 8-inch wafers and 0.45 micron technology and changes in the pricing strategies from independent foundries for finished goods inventory due to the alleviation of supply constraints in 1996 and shift in product mix from the Vision products to the ViRGE products.

     In the future, the Company's gross margin percentages may be affected by increased competition and related decreases in the unit average selling prices (particularly with respect to older generation products), timing of volume shipments of new products, the availability and cost of products from the Company's suppliers, changes in the mix of products sold, the profitability of the USC joint venture (the Company recognizes its proportionate share of USC profits and losses), the extent to which the Company forfeits or utilizes it production capacity rights with TSMC, the extent to which the Company will incur additional licensing fees and shifts in sales mix between add-in card and motherboard manufacturers and systems OEMs.

     Gross margin percentage increased to 40% in 1995 from 30% in 1994. The gross margin percentage increase in 1995 was primarily due to the gross margin in 1994 being adversely impacted by a pre-tax $9.9 million charge for adjusting the valuation of the Company's non-integrated 32-bit inventory to reflect a decline in its value and to a lesser extent to increase the reserve for excess inventory for those products. The market value of the Company's non-integrated 32-bit products declined primarily because competitors' integrated 32-bit accelerator products offered a more competitive solution. Additionally, the 1995 gross margin increased as the Company achieved proportionately greater decreases in unit average costs compared to decreases in overall average selling prices. The unit average cost decreases were principally the result of changes in the Company's design method and manufacturing strategy and shifts to lower cost foundries.

     The Company must order products and build inventory substantially in advance of product shipments and, because the markets for the Company's products are volatile and its products are subject to rapid technological and price changes, there is a risk that the Company will forecast incorrectly and produce excess or insufficient inventories of particular products. The Company's customers' ability to reschedule or cancel orders without significant penalty could adversely affect the Company's operating results, as the Company may be unable to adjust its purchases from its independent foundries to match such customers' changes and cancellations. To the extent the Company produces excess or insufficient inventories of particular products, the Company's operating results could be adversely affected.

RESEARCH AND DEVELOPMENT EXPENSES

     The Company has made and intends to continue to make significant investments in research and development to remain competitive by developing new and enhanced products. Research and development expenses were $63.4 million in 1996, $42.1 million in 1995 and $17.9 million in 1994. Research and development spending increases reflect additions to the Company's engineering staff and initial product verification and nonrecurring engineering expenses related to the introduction of new products. Research and development spending is expected to increase in absolute dollars in 1997 as a result of product development activities currently underway for the desktop, mobile and home PC markets with a focus on video, 3D, audio and communications.

     Products in the Company's market typically have a life cycle of 12 to 18 months. The successful development and commercialization of new products required to replace or supplement existing products involve many risks, including the identification of new product opportunities, the successful and timely completion of the development process, and the selection of the Company's products by leading systems suppliers and motherboard and add-in card manufacturers for design into their products. There can be no assurance that the Company will successfully identify new product opportunities and develop and bring to the market in a timely manner successful new products, that products or technologies developed by others will not render the Company's products noncompetitive, or that the Company's products will be selected for design into its customers' products. In addition, it is possible that the Company's products may be found defective after the Company has already shipped significant volume production. There can be no assurance that the Company would be able to successfully correct such problems or that such corrections would be acceptable to customers. The occurrence of any such events would have a material adverse effect on the Company's operating results.

SELLING, MARKETING AND ADMINISTRATIVE EXPENSES

     Selling, marketing and administrative expenses were $48.8 million in 1996, $33.5 million in 1995, and $18.3 million in 1994. Selling and marketing costs have increased from year to year as a result of additional personnel, increased commissions associated with higher sales levels and increased marketing costs associated with the introduction of new products. Administrative costs have increased due to the hiring of additional personnel necessary to support the increased level of operations and the litigation costs in defending the Brooktree lawsuit, which was settled in August 1996. The Company anticipates that selling, marketing and administrative expenses will increase in absolute dollars in 1997.

OTHER INCOME, NET

     Other income, net, decreased in 1996 to $2.2 million from $4.5 million in 1995. The decrease is attributable to the interest expense incurred on $103.5 million aggregate principal amount of convertible subordinated notes, which were issued by the Company in September 1996. Other income, net, increased in 1995 to $4.5 million from $0.8 million in 1994. Other income, net, increased in 1995 due to the higher average amounts of cash and short-term investments as a result of the net proceeds of $89.8 million from a follow-on common stock offering completed in May 1995.

INCOME TAXES

     The Company's effective income tax rate was 35% in 1996, 36% in 1995 and 21% in 1994. The 1996 tax rate was lower due to an increase in tax credits as a result of the increase in research and development expenses in absolute dollars. In 1995, the effective income tax rate was higher than the federal statutory rate due to state income taxes partially offset by research and development credits. The 1994 tax rate was lower than the federal statutory rate in 1994 as research and development tax credits had a greater impact in 1994 due to the lower pre-tax income as a result of the pre-tax charge of $9.9 million discussed above.

LIQUIDITY AND CAPITAL RESOURCES

     Cash, cash equivalents and short-term investments increased by $63.5 million in 1996 to $157.4 million from $93.9 million at the end of 1995. The Company generated $34.2 million from operating activities in 1996, offset by $120.5 million of cash used for investing activities, including the USC joint venture, net purchases of investments and investments in property, plant and equipment. In addition, the Company generated $111.6 million of cash from financing activities, primarily due to the net proceeds of $100.1 million from the issuance of convertible subordinated notes in the third quarter of 1996, net borrowings on the equipment financing and line of credit, and $7.0 million of proceeds from the sale of common stock under employee stock option and stock purchase plans.

     Cash provided by operating activities was $34.2 million in 1996, an increase of $10.4 million from $20.0 million in 1995. The increase was due to net income, lower accounts receivable, and higher accrued liabilities and income taxes payable, partially offset by an increase in inventory and prepaid expenses and other and a decrease in accounts payable. The decrease in accounts receivable is a result of greater linearity in sales in the fourth quarter of 1996 compared to the fourth quarter of 1995, in which a substantial proportion of shipments occurred in the third month of that quarter as compared to the first two months of that quarter. The increase in inventory is primarily due to higher levels of finished goods to support increased levels of business. Cash provided by operating activities for 1995 was $20.0 million primarily due to an increase in net income and to working capital management in 1995 as compared to 1994. The Company experienced an increase in inventory and accounts receivable due to a substantial increase in net sales. These increases were partially offset by increases in accounts payable and accrued liabilities. Cash used for operating activities in 1994 was

$3.1 million, reflecting increases in inventories and accounts receivable which more than offset other sources of cash provided by operating activities. Accounts receivable increased primarily as a result of the substantial increase in net sales in 1994 as compared to 1993 and to the concentration of sales in December 1994. Continued expansion of the Company's business is likely to require higher levels of accounts receivable and inventory.

     Investing activities for the years ended December 31, 1996, 1995, and 1994 reflected property and equipment purchases of $23.4 million, $17.6 million, and $7.6 million, respectively, sales and maturities of short-term investments, the 1996 investment in a real estate partnership for the Company's new headquarters facility of $2.1 million and the investment in joint venture of $53.0 million, as discussed below. Continued expansion of the Company's business may require higher levels of capital equipment purchases, foundry investments and other payments to secure manufacturing capacity.

     Financing activities provided cash of $111.6 million, $96.0 million, and $0.9 million for 1996, 1995, and 1994, respectively. The increase in 1996 primarily reflects the offering of $103.5 million aggregate principal amount of convertible subordinated notes completed in September 1996. Net proceeds from the sale of the notes were approximately $100.1 million. The notes mature in 2003. Interest is payable semi-annually at 5 3/4% per annum. The notes are convertible at the option of the note holders into the Company's common stock at an initial conversion price of $19.22 per share, subject to adjustment. Beginning in October 1999, the notes are redeemable at the option of the Company at an initial redemption price of 102% of the principal amount. The Company has reserved 5,385,016 shares of common stock (plus such additional number of shares that may be required pursuant to the operation of anti-dilution provisions) for the conversion of these notes. The 1995 amount primarily reflects the net proceeds of the follow-on common stock offering completed in May 1995.

     In 1995, the Company entered into two long-term manufacturing capacity arrangements. The Company entered into an agreement with UMC and Alliance Semiconductor Corporation to form USC, a separate Taiwanese company, for the purpose of building and managing a semiconductor manufacturing facility in the Science Based Industrial Park in Hsin Chu City, Taiwan, Republic of China. The Company invested $53.0 million in 1996 and $36.4 million in 1995 for its 23.75% equity interest. The facility commenced production utilizing advanced submicron semiconductor manufacturing processes in late 1996. The Company has the right to purchase up to 31.25% of the output from the foundry. In addition, the Company expanded and formalized its relationship with TSMC to provide additional capacity over the 1996 to 2000 timeframe. The agreement with TSMC requires the Company to make certain annual advance payments to be applied against the following year's capacity. The Company has signed promissory notes to secure these payments, which total $24.0 million as of December 31, 1996, over the term of the agreement. The Company paid $7.2 million in 1996. See Notes 1, 8, and 10 of Notes to Consolidated Financial Statements.

     Working capital at December 31, 1996 and December 31, 1995 was $232.3 million and $144.6 million, respectively. At December 31, 1996 the Company's principal sources of liquidity included cash and equivalents of $94.6 million and $62.8 million in short-term investments. In addition, the Company has a $25.0 million unsecured revolving line of credit that expires June 1, 1997. The Company had no borrowings outstanding under the line of credit as of December 31, 1996. In addition, the Company has available two separate secured equipment lines of credit totaling $10.0 million. The Company had $6.5 million outstanding under these secured equipment lines of credit at December 31, 1996. See Note 8 of Notes to Consolidated Financial Statements. The Company believes that its available funds and its anticipated funds from operations will satisfy the Company's projected working capital and capital expenditure requirements for at least the next 12 months, other than expenditures for future potential manufacturing agreements.

     In order to obtain an adequate supply of wafers, especially wafers manufactured using advanced process technologies, the Company has entered into and will continue to consider various possible transactions, including the use of "take or pay" contracts that commit the Company to purchase specified quantities of wafers over extended periods, equity investments in, advances or issuances of equity securities to wafer manufacturing companies in exchange for guaranteed production, or the formation of joint ventures to own and operate or construct wafer fabrication facilities. Manufacturing arrangements such as these may require substantial capital investments, which may require the Company to seek additional equity or debt financing. There can be no assurance that such additional financing, if required, will be available when needed or, if available, will be on satisfactory terms. In addition, the Company may, from time to time, as business conditions warrant, invest in or acquire businesses, technology or products that complement the business of the Company.

     The cyclical nature of the semiconductor industry periodically results in shortages of advanced process wafer fabrication capacity such as the Company experiences from time to time. The Company's ability to maintain adequate levels of inventory is primarily dependent upon the Company obtaining sufficient supply of products to meet future demand, and any inability of the Company to maintain adequate inventory levels may adversely affect its relations with its customers. In addition, because the Company must order products and build inventory substantially in advance of product shipments, there is a risk that the Company will forecast incorrectly and produce excess or insufficient inventories of particular products because the Company's products are volatile and subject to rapid technological and price changes. This inventory risk is heightened because certain of the Company's key customers place orders with short lead times. The Company's customers' ability to reschedule or cancel orders without significant penalty could adversely affect the Company's liquidity, as the Company may be unable to adjust its purchases from its independent foundries to match such customer changes and cancellations. To the extent the Company produces excess or insufficient inventories of particular products, the Company's operating results could be adversely affected.

     In October 1995, Brooktree filed a complaint against the Company in the United States District Court for the Southern District of California, alleging that the Company's current products infringe a Brooktree patent. Such lawsuit resulted in substantial expense to the Company to defend the action and diverted the efforts of the Company's technical and management personnel. In August 1996, the Company and Brooktree entered into a settlement and license agreement pursuant to which all claims and counterclaims between the parties were dismissed and the Company agreed to pay to Brooktree a license fee and royalties related to certain product revenues over a five-year period. Such amount are not expected to significantly impact future results of operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                     PAGE(S)
                                                                                     -------
Independent Auditors' Report.......................................................       30
Consolidated Statements of Income for the years ended December 31, 1996, 1995, and
  1994.............................................................................       31
Consolidated Balance Sheets as of December 31, 1996 and 1995.......................       32
Consolidated Statements of Stockholders' Equity for the years ended December 31,
  1996, 1995, and 1994.............................................................       33
Consolidated Statements of Cash Flows for the years ended December 31, 1996, 1995,
  and 1994.........................................................................       34
Notes to Consolidated Financial Statements.........................................  35 - 45
Selected Quarterly Consolidated Financial Data (Unaudited).........................       46

                          INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
S3 Incorporated:

     We have audited the accompanying consolidated balance sheets of S3 Incorporated and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedule at Item 14(a)(2). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of S3 Incorporated and subsidiaries at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles. Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

LOGO

San Jose, California
January 17, 1997

                                S3 INCORPORATED

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                  YEARS ENDED DECEMBER 31,
                                                             ----------------------------------
                                                               1996         1995         1994
                                                             --------     --------     --------
                                                              (IN THOUSANDS, EXCEPT PER SHARE
                                                                          AMOUNTS)
Net sales..................................................  $465,378     $316,309     $140,309
Cost of sales..............................................   281,013      189,767       97,975
                                                             --------     --------     --------
Gross margin...............................................   184,365      126,542       42,334
Operating expenses:
  Research and development.................................    63,382       42,080       17,913
  Selling, marketing and administrative....................    48,800       33,510       18,310
                                                             --------     --------     --------
     Total operating expenses..............................   112,182       75,590       36,223
                                                             --------     --------     --------
Income from operations.....................................    72,183       50,952        6,111
  Interest income..........................................     4,328        4,481        1,020
  Interest expense.........................................    (1,971)          --          (42)
  Other income (expense)...................................      (128)           8         (160)
                                                             --------     --------     --------
Other income, net..........................................     2,229        4,489          818
                                                             --------     --------     --------
Income before income taxes.................................    74,412       55,441        6,929
Provision for income taxes.................................    26,045       20,067        1,427
                                                             --------     --------     --------
Net income.................................................  $ 48,367     $ 35,374     $  5,502
                                                             ========     ========     ========
Per share amounts:
     Primary...............................................  $   0.95     $   0.75     $   0.14
     Assuming full dilution................................  $   0.94     $   0.75     $   0.14
Common and equivalent shares used in computing per share
  amounts:
     Primary...............................................    50,929       47,013       39,614
     Assuming full dilution................................    52,733       47,013       39,614

          See accompanying notes to consolidated financial statements.

                                S3 INCORPORATED

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                             DECEMBER 31,
                                                                         ---------------------
                                                                           1996         1995
                                                                         --------     --------
                                                                              (DOLLARS IN
                                                                           THOUSANDS, EXCEPT
                                                                          SHARE AND PER SHARE
                                                                                 DATA)
Current assets:
Cash and equivalents...................................................  $ 94,616     $ 69,289
Short-term investments.................................................    62,768       24,630
Accounts receivable (net of allowances of $2,648 in 1996 and $1,614 in
  1995)................................................................    76,120       84,210
Inventories............................................................    53,466       43,293
Prepaid expenses and other.............................................    34,369       14,216
                                                                         --------     --------
     Total current assets..............................................   321,339      235,638
Property and equipment -- net..........................................    34,047       20,678
Production capacity rights.............................................    14,400       24,000
Investment in joint venture............................................    93,430       36,425
Other assets...........................................................    17,246        4,902
                                                                         --------     --------
     Total.............................................................  $480,462     $321,643
                                                                         ========     ========
                             LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable.......................................................  $ 51,160     $ 62,081
Notes payable..........................................................    17,802        9,200
Accrued liabilities....................................................    12,687       13,461
Income taxes payable...................................................     7,361        6,276
                                                                         --------     --------
     Total current liabilities.........................................    89,010       91,018
Notes payable..........................................................    14,400       24,000
Other liabilities......................................................     6,452          761
                                                                         --------     --------
     Total liabilities.................................................   109,862      115,779
                                                                         --------     --------
Convertible subordinated notes.........................................   103,500        --
Commitments and contingencies (Notes 10 and 14)
Stockholders' equity:
  Preferred stock, $.0001 par value; 5,000,000 shares authorized;
     none outstanding..................................................     --           --
  Common stock, $.0001 par value; 70,000,000 shares authorized;
     48,331,794 and
     46,797,327 shares outstanding in 1996 and 1995....................   169,411      156,474
  Unrealized gain (loss) on short-term investments.....................       (54)          14
  Retained earnings....................................................    97,743       49,376
                                                                         --------     --------
  Total stockholders' equity...........................................   267,100      205,864
                                                                         --------     --------
     Total.............................................................  $480,462     $321,643
                                                                         ========     ========

          See accompanying notes to consolidated financial statements

                                S3 INCORPORATED

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                   COMMON STOCK          UNREALIZED
                                               ---------------------   GAIN (LOSS) ON   RETAINED
                                                 SHARES      AMOUNT     INVESTMENTS     EARNINGS    TOTAL
                                               ----------   --------   --------------   --------   --------
                                                                  (DOLLARS IN THOUSANDS)
Balance at January 1, 1994...................  35,392,118   $ 52,485        $ --        $  8,500   $ 60,985
Exercise of stock options....................     858,382        367          --              --        367
Employee stock purchase plan.................     206,174        706          --              --        706
Tax benefit of stock option transactions.....          --      1,285          --              --      1,285
Stock option compensation....................          --         62          --              --         62
Unrealized loss on investments...............          --         --         (29)             --        (29)
Net income...................................          --         --          --           5,502      5,502
                                               ----------   --------        ----         -------   --------
Balance at December 31, 1994.................  36,456,674     54,905         (29)         14,002     68,878
                                               ----------   --------        ----         -------   --------
Issuance of common stock, net of issuance
  costs
  of $599....................................   7,850,000     89,833          --              --     89,833
Exercise of stock options....................   2,330,911      2,969          --              --      2,969
Employee stock purchase plan.................     159,742      1,222          --              --      1,222
Tax benefit of stock option transactions.....          --      7,508          --              --      7,508
Stock option compensation....................          --         37          --              --         37
Unrealized gain on investments...............          --         --          43              --         43
Net income...................................          --         --          --          35,374     35,374
                                               ----------   --------        ----         -------   --------
Balance at December 31, 1995.................  46,797,327    156,474          14          49,376    205,864
                                               ----------   --------        ----         -------   --------
Exercise of stock options....................   1,204,235      4,550          --              --      4,550
Employee stock purchase plan.................     231,161      2,467          --              --      2,467
Tax benefit of stock option transactions.....          --      4,725          --              --      4,725
Stock compensation plan......................      99,071      1,195          --              --      1,195
Unrealized loss on investments...............          --         --         (68)             --        (68)
Net income...................................          --         --          --          48,367     48,367
                                               ----------   --------        ----         -------   --------
Balance at December 31, 1996.................  48,331,794   $169,411        $(54)       $ 97,743   $267,100
                                               ==========   ========        ====         =======   ========

          See accompanying notes to consolidated financial statements.

                                S3 INCORPORATED

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 YEARS ENDED DECEMBER 31,
                                                            -----------------------------------
                                                              1996          1995         1994
                                                            ---------     --------     --------
                                                                      (IN THOUSANDS)
OPERATING ACTIVITIES
  Net income..............................................  $  48,367     $ 35,374     $  5,502
  Adjustments to reconcile net income to net cash provided
     by (used for) operating activities:
     Deferred income taxes................................     (5,759)      (3,334)        (255)
     Depreciation and amortization........................     10,713        6,789        3,954
     Provision for inventory valuation adjustment.........         --           --        9,914
     Production capacity rights...........................     (7,200)          --           --
     Deferred rent........................................       (138)           6          387
     Stock compensation...................................      1,195           37           62
     Equity in income from joint venture..................     (3,999)          --           --
     Changes in assets and liabilities:
       Accounts receivable................................      8,090      (50,458)     (10,299)
       Inventories........................................    (10,173)     (35,089)     (12,859)
       Prepaid expenses and other.........................     (6,975)      (2,830)        (459)
       Accounts payable...................................    (10,921)      45,832          (69)
       Accrued liabilities and other......................      5,163       10,769       (1,134)
       Income taxes payable...............................      5,810       12,891        2,112
                                                             --------     --------     --------
  Net cash provided by (used for) operating activities....     34,173       19,987       (3,144)
                                                             --------     --------     --------
INVESTING ACTIVITIES
  Property and equipment purchases, net...................    (23,403)     (17,601)      (7,642)
  Purchases of short-term investments.....................    (74,798)     (34,837)     (18,002)
  Sales/maturities of short-term investments..............     36,592       19,050       31,170
  Investment in real estate partnership...................     (2,100)          --           --
  Investment in joint venture.............................    (53,006)     (36,425)          --
  Other assets............................................     (3,778)      (2,681)         (36)
                                                             --------     --------     --------
  Net cash provided by (used for) investing activities....   (120,493)     (72,494)       5,490
                                                             --------     --------     --------
FINANCING ACTIVITIES
  Sale of common stock, net...............................      7,017       94,024        1,073
  Sale of convertible subordinated notes..................    103,500           --           --
  Debt issuance costs.....................................     (3,370)          --           --
  Net borrowings (repayments) of notes payable............     (2,000)       2,000           --
  Borrowings on equipment financing.......................      6,500           --           --
  Repayments of capital leases............................         --           --         (185)
                                                             --------     --------     --------
  Net cash provided by financing activities...............    111,647       96,024          888
                                                             --------     --------     --------
  Net increase in cash and equivalents....................     25,327       43,517        3,234
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD..........     69,289       25,772       22,538
                                                             --------     --------     --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD................  $  94,616     $ 69,289     $ 25,772
                                                             ========     ========     ========
SUPPLEMENTAL CASH FLOW INFORMATION
  Interest paid...........................................  $     231           --     $     42
  Income taxes paid (refunded), net.......................  $  20,483     $  9,105     $ (1,010)
SUPPLEMENTAL NONCASH INVESTING AND FINANCING ACTIVITIES
     Notes payable for production capacity rights.........         --     $ 31,200           --

          See accompanying notes to consolidated financial statements.

                                S3 INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

  Organization

     S3 Incorporated was incorporated on January 9, 1989 and is a leading supplier of high performance multimedia accelerator solutions. The Company's products are used in, and its business is dependent on, the personal computer industry with sales primarily in the U.S., Asia, and Europe (see Note 13). Its products are manufactured, assembled and tested by independent wafer foundries and contract manufacturers.

  Basis of Presentation

     The consolidated financial statements include the accounts of S3 Incorporated and its wholly-owned subsidiaries (collectively, the Company). All significant intercompany balances and transactions have been eliminated. Investments in entities in which the Company does not have control, but has the ability to exercise significant influence over operating and financial policies are accounted for by the equity method.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include allowances for doubtful accounts and customer returns, deferred tax assets, the useful lives of fixed assets and intangible assets, inventory reserves and other reserves. Actual results could differ from those estimates, and such differences may be material to the financial statements.

  Cash Equivalents

     The Company considers all highly liquid debt investments purchased with a remaining maturity of three months or less to be cash equivalents.

  Short-Term Investments

     Short-term investments represent debt securities which are stated at fair value. The differences between amortized cost (cost adjusted for amortization of premiums and accretion of discounts which are recognized as adjustments to interest income) and fair value representing unrealized holding gains or losses are recorded as a separate component of stockholders' equity until realized. While the Company's intent is to hold debt securities to maturity, they are classified as available-for-sale because the sale of such securities may be required prior to maturity. Any gains and losses on the sale of debt securities are determined on a specific identification basis.

  Inventories

     Inventories consist of work in process and finished goods and are stated at the lower of cost (first-in, first-out) or market. The Company's products typically experience short product life cycles and the Company estimates the market value of its inventory based on anticipated selling prices adjusted for completion and selling costs. Should the Company experience a substantial unanticipated decline in selling price of its products and/or demand thereof, a material valuation adjustment and corresponding charge to operations could result.

                                S3 INCORPORATED

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

     Required payments under a wafer supply agreement to secure future capacity are capitalized and amortized to inventory costs as the related product is received.

  Property and Equipment

     Property and equipment are stated at cost. Depreciation is provided using the straight-line method over estimated useful lives of three to five years. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or the assets useful lives.

  Long-Lived Assets

     Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS 121 requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds the future undiscounted cash flows attributable to such assets. The Company annually evaluates the recoverability of its long-lived assets based on the estimated future undiscounted cash flows. Adoption of SFAS No. 121 had no material effect on the Company's financial statements.

  Wafer Fabrication Joint Venture

     Preproduction costs incurred by the wafer fabrication joint venture (see
Note 10) during construction and equipping of the facility were capitalized by the Company and are being amortized over 5 years.

  Revenue Recognition

     Revenue from product sales direct to customers is generally recognized upon shipment. Accruals for estimated sales returns and allowances are recorded at the time of sale. Certain of the Company's sales are made to distributors under agreements allowing price protection and rights of return on unsold products by the distributors. The Company defers recognition of revenue on such sales until the product is sold by the distributors.

  Concentration of Credit Risk

     Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents, short-term investments, trade accounts receivable and foreign exchange contracts. The Company invests only in high credit quality short-term debt instruments and limits the amount of credit exposure to any one entity. A majority of the Company's trade receivables are derived from sales to manufacturers in the computer industry. The Company performs ongoing credit evaluations of its customers' financial condition and limits the amount of credit extended when deemed necessary but generally requires no collateral. The Company maintains reserves for potential credit losses, and all such losses to date have been within management's expectations.

  Fair Value of Financial Instruments

     Financial instruments include cash equivalents and short-term investments (see Note 2). Cash equivalents and short-term investments are stated at fair market values based on quoted market prices. The fair value of the Company's convertible subordinated notes approximated its carrying cost as of December 31, 1996.

                                S3 INCORPORATED

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

  Research and Development Expenses

     Research and development is expensed as incurred.

  Income Taxes

     The Company accounts for income taxes using the asset and liability approach pursuant to SFAS No. 109, "Accounting for Income Taxes."

  Stock-Based Compensation

     The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with APB No. 25, Accounting for Stock Issued to Employees. The Company adopted the disclosure requirements of SFAS No. 123, Accounting for Stock-Based Compensation (SFAS 123), which require the disclosure of pro forma net income and earnings per share as if the Company adopted the fair value-based method in measuring compensation expense as of the beginning of fiscal 1995.

  Per share amounts

     Primary per share data is computed based on the weighted average number of common and dilutive common equivalent shares outstanding. Common equivalent shares include stock options and shares subscribed under the employee stock purchase plan (computed using the treasury stock method). Fully diluted per share data is computed using the most dilutive assumptions and by adjusting the primary per share data and net income for the potential effect of the conversion of the 5 3/4% Convertible Subordinated Notes (see Note 7) outstanding during the period and the elimination of the related interest and deferred issue costs, net of income taxes.

  Reclassifications

     Certain prior year amounts have been reclassified to conform to the current year presentation.

2. SHORT-TERM INVESTMENTS

     The fair value and the amortized cost of available-for-sale securities at December 31, 1996 and 1995 are presented in the tables which follow. Fair values are based on quoted market prices obtained from an independent broker. Available-for-sale securities are classified as current assets as all maturities are within one year. For each category of investment securities the table presents gross unrealized holding gains and losses.

                                                                           UNREALIZED   UNREALIZED
                                                     AMORTIZED   MARKET     HOLDING      HOLDING
                                                       COST       VALUE      GAINS        LOSSES
                                                     ---------   -------   ----------   ----------
                                                                    (IN THOUSANDS)
    December 31, 1996:
    Corporate Debt Securities......................   $41,634    $41,582       $3          $ 55
    Foreign Government Securities..................     2,698      2,697       --             1
    Mortgage-Backed Securities.....................    14,269     14,272        4             1
    Debt securities of states of the United States
      and political subdivisions of the states.....     4,221      4,217       --             4
                                                                               --
                                                      -------    -------                    ---
              Total................................   $62,822    $62,768       $7          $ 61
                                                      =======    =======       ==           ===

                                S3 INCORPORATED

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                                       UNREALIZED   UNREALIZED
                                                 AMORTIZED   MARKET     HOLDING      HOLDING
                                                   COST       VALUE      GAINS        LOSSES
                                                 ---------   -------   ----------   ----------
                                                                (IN THOUSANDS)
        December 31, 1995:
        Corporate Debt Securities..............   $ 7,186    $ 7,182      $  2          $6
        U.S. Government Securities.............     3,533      3,534         1          --
        Mortgage-Backed Securities.............    13,897     13,914        18           1
                                                                                        --
                                                  -------    -------       ---
                  Total........................   $24,616    $24,630      $ 21          $7
                                                  =======    =======       ===          ==

3. INVENTORIES

     Inventories consist of:

                                                                      DECEMBER 31,
                                                                   -------------------
                                                                    1996        1995
                                                                   -------     -------
                                                                     (IN THOUSANDS)
        Work in process..........................................  $22,556     $23,469
        Finished goods...........................................   30,910      19,824
                                                                   -------      ------
                  Total..........................................  $53,466     $43,293
                                                                   =======      ======

4. INVESTMENTS

  Investment in USC

     The Company has a 23.75% equity investment in the stock of United Semiconductor Corporation (USC), which owns and operates a semiconductor manufacturing facility in Taiwan. Operations in 1995 consisted primarily of construction and other capitalizable preproduction activities and, therefore, the 1995 results of operations for the entity were immaterial. Summarized financial information of USC adjusted to conform with generally accepted accounting principles in the United States for the entity at December 31, 1996 and 1995 is as follows (in thousands):

                         RESULTS OF OPERATIONS                     DECEMBER 31, 1996
        -------------------------------------------------------  ---------------------
        Sales..................................................                $60,656
        Net income.............................................                 16,850

                                                                     DECEMBER 31,
                                                                 ---------------------
                          FINANCIAL POSITION                       1996         1995
        -------------------------------------------------------  --------     --------
        Current Assets.........................................  $224,560     $144,031
        Noncurrent Assets......................................   409,765       46,564
        Current Liabilities....................................    89,734        5,414
        Noncurrent Liabilities.................................   163,973          485
        Stockholders' Equity...................................   380,618      184,696

  Interest in Partnership

     In 1995, the Company entered into a limited partnership arrangement with a developer to obtain a ground lease and develop and operate the Company's future Santa Clara facilities. The Company's investment of $2.1 million represents 50% interest in Mission Real Estate L.P. (the partnership), in which the Company is a limited partner.

                                S3 INCORPORATED

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

     In connection with the Company's investment in the real estate partnership, the Company (together with the developer) is subject to recourse provisions for the construction financing loan for up to $12.0 million. At December 31, 1996, the Company was a guarantor with respect to $8.9 million incurred under the construction financing loan agreement. Permanent nonrecourse financing has subsequently been obtained. The Company is not a guarantor on the permanent financing.

5. PROPERTY AND EQUIPMENT

     Property and equipment consist of:

                                                                      DECEMBER 31,
                                                                   -------------------
                                                                    1996        1995
                                                                   -------     -------
                                                                     (IN THOUSANDS)
        Machinery and equipment..................................  $52,019     $29,108
        Furniture and fixtures...................................    2,690       2,422
        Leasehold improvements...................................      478         254
                                                                   -------     -------
                  Total..........................................   55,187      31,784
        Accumulated depreciation and amortization................  (21,140)    (11,106)
                                                                   -------     -------
        Property and equipment, net..............................  $34,047     $20,678
                                                                   =======     =======

6. ACCRUED LIABILITIES

     Accrued liabilities consist of:

                                                                      DECEMBER 31,
                                                                   -------------------
                                                                    1996        1995
                                                                   -------     -------
                                                                     (IN THOUSANDS)
        Accrued compensation and benefits........................  $10,462     $11,264
        Other....................................................    2,225       2,197
                                                                   -------     -------
                                                                   $12,687     $13,461
                                                                   =======     =======

7. CONVERTIBLE SUBORDINATED NOTES

     In September 1996, the Company completed a private placement of $103.5 million aggregate principal amount of convertible subordinated notes. The notes mature in 2003. Interest is payable semi-annually at 5 3/4% per annum. The notes are convertible at the option of the note holders into the Company's common stock at an initial conversion price of $19.22 per share, subject to adjustment. Beginning in October 1999, the notes are redeemable at the option of the Company at an initial redemption price of 102% of the principal amount. The Company has reserved 5,385,015 shares of common stock (plus such additional number of shares that may be required pursuant to the operation of anti-dilution provisions) for the conversion of these notes. Offering costs of approximately $3.4 million are included in other assets and are amortized on a straight-line basis over the term of the notes. In 1996, the Company recorded debt issuance cost amortization of $0.1 million.

8. LINE OF CREDIT AND NOTES PAYABLE

     The Company has a $25.0 million unsecured revolving line of credit that expires June 1, 1997. Borrowings bear interest at the bank's prime rate (8.25% at December 31, 1996). The most restrictive covenants under the agreement require the Company, among other things, to maintain a minimum tangible net worth of $224 million, a quick ratio of 1.15 to 1.0, maximum debt to tangible net worth, as defined, of 1.25 to 1.0 and

                                S3 INCORPORATED

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

annual profitability. The Company was in compliance with all financial covenants at December 31, 1996. The Company had no borrowings outstanding under the line of credit as of December 31, 1996.

     In addition, the Company has two separate secured equipment lines of credit totaling $10.0 million. The Company had $6.5 million outstanding under these secured equipment lines of credit at December 31, 1996. Borrowings bear interest at the prime rate (8.25% at December 31, 1996) and the Company is required to comply with the same financial covenants as its unsecured line of credit.

     In connection with a wafer supply agreement, the Company issued notes payable to a supplier (see Note 10). The notes bear interest at 10.0% per annum commencing on the individual notes' maturity date if such notes are not paid. Future payments of these notes are as follows (in thousands):

                1997...............................................  $ 9,600
                1998...............................................    9,600
                1999...............................................    4,800
                                                                     -------
                                                                     $24,000
                                                                     =======

9. STOCKHOLDERS' EQUITY

  Common Stock

     In May 1995, the Company sold 7,850,000 shares of common stock in an underwritten public offering at a price of $12.13 per share.

  Preferred Stock

     The number of shares of preferred stock authorized to be issued is 5,000,000 with a par value of $0.0001 per share. The preferred stock may be issued from time to time in one or more series. The Board of Directors is authorized to provide for the rights, preferences, privileges and restrictions of the shares of such series. As of December 31, 1996, no shares of preferred stock had been issued.

  Employee Stock Purchase Plan

     Under the Company's 1993 Employee Stock Purchase Plan (the "Plan") 1,400,000 shares of common stock are reserved for issuance pursuant thereto. The Plan permits eligible employees to purchase shares at a price equal to 85% of the lower of the fair market value at the beginning or end of the offering period. At December 31, 1996, 597,077 shares have been issued under the Plan and 802,923 shares have been reserved for further issuance. The weighted average fair value of those purchase rights granted in 1996 and 1995 was $6.97 and $4.97, respectively. The Company's calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions: expected life of 2 years for both years; expected interest rate of 6.1% and 5.6% for 1996 and 1995, respectively; expected volatility of 60% for both years; and no dividends during the expected term.

  Stock Plan

     Under the Company's stock option plans at December 31, 1996, 17,040,057 shares of common stock have been authorized for the grant of incentive or nonstatutory stock options and the direct award or sale of shares to employees, directors and consultants. Incentive stock options must be granted at not less than fair market value at the date of grant. The exercise price of nonstatutory options and the share price for shares sold generally may be no less than 85% of fair market value at the date of the grant or sale. At December 31, 1996, 9,614,249 shares of common stock are reserved for issuance under the plans and 694,150 shares were available for future grant.

                                S3 INCORPORATED

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

     A summary of stock option activity is as follows:

                                                         NUMBER OF      WEIGHTED AVERAGE
                                                           SHARES        PRICE PER SHARE
                                                         ----------     -----------------
        Balance, January 1, 1994.......................   5,256,132          $  1.84
        Options granted................................   3,951,600             4.88
        Options exercised..............................    (858,382)            0.45
        Options canceled...............................  (1,540,596)            6.38
                                                         ----------
        Balance, December 31, 1994.....................   6,808,754             2.75
        Options granted................................   2,970,550            15.47
        Options exercised..............................  (2,330,911)            1.27
        Options canceled...............................    (463,454)            6.61
                                                         ----------
        Balance, December 31, 1995.....................   6,984,939             8.37
        Options granted................................   6,538,362            12.09
        Options exercised..............................  (1,204,235)            3.83
        Options canceled...............................  (3,398,967)           15.28
                                                         ----------
        Balance, December 31, 1996.....................   8,920,099          $  9.06
                                                          =========

     Options on 2,267,969, 2,030,259 and 1,717,140 shares were exercisable at December 31, 1996, 1995 and 1994 with a weighted average exercise price of $4.29, $3.51 and $0.69, respectively.

     These options generally vest over a period of four years and generally become exercisable beginning 6 months from the date of employment or grant. Options expire ten years from the date of grant. Common stock sold to employees, directors and consultants under stock purchase agreements is subject to repurchase at the Company's option upon termination of their employment or services at the original purchase price. This right expires ratably over four years. The Company repriced 2,713,657 options to $10.06, the market price on July 15, 1996. The repriced options are treated as canceled and regranted, however, they retain their original vesting terms.

  Stock Compensation Arrangement

     Pursuant to an incentive compensation plan for certain employees, the Company issued 99,071 shares of its common stock in 1996 and is committed to issue 99,071 shares of its common stock on June 30, 1997. The Company is accruing the related compensation cost ratably over the periods.

  Additional Stock Plan Information

     As discussed in Note 1, the Company continues to account for its stock-based awards using the intrinsic value method in accordance with Accounting Principles Board No. 25, Accounting for Stock Issued to Employees and its related interpretations. Accordingly, no compensation expense has been recognized for employee stock option and purchase plan arrangements.

     Under SFAS 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. Adoption of SFAS 123 is optional; however, pro forma disclosures as if the Company adopted the cost recognition requirements under SFAS 123 in 1995 are presented below.

                                S3 INCORPORATED

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

     The following table summarizes significant ranges of outstanding and exercisable options at December 31, 1996:

                         OPTIONS OUTSTANDING
                     ---------------------------                    OPTIONS EXERCISABLE
                                      WEIGHTED                    ------------------------
                                       AVERAGE       WEIGHTED                     WEIGHTED
     RANGE OF                         REMAINING      AVERAGE                      AVERAGE
     EXERCISE          NUMBER        CONTRACTUAL     EXERCISE       NUMBER        EXERCISE
      PRICES         OUTSTANDING     LIFE (YRS)       PRICE       EXERCISABLE      PRICE
  --------------     -----------     -----------     --------     -----------     --------
  $0.12 - $ 3.44      1,326,821          6.04         $ 1.83        1,140,236      $ 1.60
   3.56 -   8.72      1,843,521          7.67           5.64          870,111        5.56
   8.97 -  10.06      3,576,941          9.00          10.05           54,095        9.77
  10.13 -  23.38      2,172,816          9.33          14.74          203,527       12.49
                     ----------                                     ---------
  $0.12 - $23.38      8,920,099          8.37         $ 9.06        2,267,969      $ 4.29

     The weighted average fair value at date of grant for options granted during 1996, 1995 and 1994 was $12.09, $15.65 and $4.49 per option, respectively. The Company's calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions:

                                               1996                           1995
                                    ---------------------------    ---------------------------
      Expected Life.............    6 months following vesting     6 months following vesting
      Interest Rate.............    6.1%                           5.6%
      Volatility................    60%                            60%
      Dividend Yield............    0%                             0%

     The Company's calculations are based on a multiple option valuation approach and forfeitures are recognized as they occur.

     If the computed fair values of the 1996 and 1995 awards had been amortized to expense over the vesting period of the awards, pro forma net income would have been $35.3 million ($0.69 fully diluted earnings per share and $0.72 primary earnings per share) in 1996 and $30.3 million ($0.66 fully diluted and primary earnings per share) in 1995. However, because options vest over several years and grants prior to 1995 are excluded from these calculations, these amounts may not be representative of the impact on future years' earnings, assuming grants are made in those years.

10. LEASES AND COMMITMENTS

  Operating Leases

     The Company leases administrative facilities under operating leases that expire in 2008. During 1995, the Company entered into a limited partnership arrangement with a developer to obtain a ground lease and develop and operate the Company's Santa Clara, California facilities. In January 1997, prior to the expiration of the lease terms of the previous facilities, the Company relocated its principal administrative facilities to the new Santa Clara facilities at which time the Company's minimum operating lease payment of $369,000 commenced for the initial 12 year term. The Company has sublet a portion of its previous facilities for the remaining lease terms and has negotiated a lease termination on another facility at no material cost. The Company presently expects to sublease the remaining facility for the remaining lease term or negotiate a lease termination at no material cost, although there can be no assurance that the Company will be able to do so.

     The Company has been granted free rent periods under the leases on its facilities in Santa Clara. The accompanying statements of income reflect rent expense on a straight-line basis over the term of the leases. The difference between straight-line rent expense and actual cash payments is recorded as deferred rent.

                                S3 INCORPORATED

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

     Future minimum annual payments under operating leases are as follows:

                                                                OPERATING LEASES
                                                                ----------------
                                                                 (IN THOUSANDS)
                1997..........................................      $  6,545
                1998..........................................         6,117
                1999..........................................         5,630
                2000..........................................         4,898
                2001..........................................         4,426
                Thereafter....................................        30,979
                                                                     -------
                Total minimum lease payments..................      $ 58,595
                                                                     =======

     The total of minimal rentals to be received in the future under non-cancellable subleases is $4,496,000 as of December 31, 1996.

     Rent expense for 1996, 1995, and 1994 was $3,483,000, $2,002,000, and
$1,380,000, respectively.

  Wafer Supply Agreements and Commitments

     During 1995, the Company entered into two long-term manufacturing capacity arrangements. The Company entered into an agreement with United Microelectronics Corporation (UMC) and Alliance Semiconductor Corporation to form USC, a separate Taiwanese company, for the purpose of building and managing a semiconductor manufacturing facility in the Science Based Industrial Park in Hsin Chu City, Taiwan, Republic of China. The Company invested $36.4 million in 1995 and $53.0 in 1996 for its equity interest of 23.75%. The facility commenced production utilizing advanced submicron semiconductor manufacturing processes in 1996. The Company has the right to purchase up to 31.25% of the output from the foundry.

     In addition, in 1995 the Company expanded and formalized its relationship with Taiwan Semiconductor Manufacturing Company (TSMC) to provide additional capacity over the 1996 to 2000 timeframe. The agreement with TSMC requires the Company to make certain annual advance payments to be applied against the following year's capacity. The Company has signed promissory notes to secure these payments over the term of the agreement (see Note 8). In 1996 and 1995, the Company paid $7.2 million and $1.2 million, respectively. At December 31, 1996, the remaining advance payments (and corresponding promissory notes) totaled $24.0 million ($9.6 million in prepaid expenses and $14.4 million in production capacity rights).

     In the ordinary course of business, the Company places purchase orders with its wafer suppliers based on its existing and anticipated customer orders for its products. Should the Company experience a substantial unanticipated decline in the selling price of its products and/or demand thereof, it could result in a material loss on such purchase commitments.

                                S3 INCORPORATED

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

11. INCOME TAXES

     The provision for income taxes consists of:

                                                            YEARS ENDED DECEMBER 31,
                                                         ------------------------------
                                                          1996        1995        1994
                                                         -------     -------     ------
                                                                 (IN THOUSANDS)
        Current tax expense:
          Federal......................................  $27,838     $20,796     $1,447
          State........................................    3,966       2,605        235
                                                         -------     -------     ------
                                                          31,804      23,401      1,682
                                                         -------     -------     ------
        Deferred tax expense:
          Federal......................................   (5,301)     (2,897)       (81)
          State........................................     (458)       (437)      (174)
                                                         -------     -------     ------
                                                          (5,759)     (3,334)      (255)
                                                         -------     -------     ------
          Total........................................  $26,045     $20,067     $1,427
                                                         =======     =======     ======

     The provision for income taxes differs from the amount computed by applying the federal statutory income tax rate to income before taxes as follows:

                                                           YEARS ENDED DECEMBER 31,
                                                        -------------------------------
                                                         1996        1995        1994
                                                        -------     -------     -------
                                                                (IN THOUSANDS)
        Tax computed at 35%...........................  $26,044     $19,404     $ 2,425
        State income taxes, net of federal effect.....    3,676       2,725         365
        Tax credits...................................   (3,396)     (1,690)     (1,210)
        Other.........................................     (279)       (372)       (153)
                                                        -------     -------     -------
        Provision for income taxes....................  $26,045     $20,067     $ 1,427
                                                        =======     =======     =======
        Effective tax rate............................       35%         36%         21%
                                                        =======     =======     =======

     Significant components of the Company's deferred income tax asset are as follows:

                                                                       DECEMBER 31,
                                                                    ------------------
                                                                     1996        1995
                                                                    -------     ------
                                                                      (IN THOUSANDS)
        Deferred tax asset:
        Reserves not currently deductible.........................  $ 7,073     $1,177
        Compensation expense not currently deductible.............    3,823      2,032
        Other.....................................................      266        600
                                                                    -------     ------
        Total deferred tax asset..................................   11,162      3,809
        Deferred tax liabilities..................................   (1,594)        --
                                                                    -------     ------
        Net deferred tax asset....................................  $ 9,568     $3,809
                                                                    =======     ======

12. EMPLOYEE BENEFIT PLANS

     The Company implemented a nonqualified cash profit sharing plan in 1994 under which all employees are eligible to receive, on an annual basis, an equal cash bonus based on pretax profits. The cash bonus under this plan was $1,987,000, $1,175,000 and $303,000 in 1996, 1995 and 1994, respectively.

                                S3 INCORPORATED

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

     The Company has a 401(k) tax-deferred savings plan whereby all employees meeting certain age and service requirements may contribute up to 20% of their eligible compensation (up to a maximum allowed under IRS rules). Contributions may be made by the Company at the discretion of the Board of Directors. No contributions by the Company have been made to the plan since its inception.

13. EXPORT SALES AND SIGNIFICANT CUSTOMERS

     The Company's primary operations are located in the United States. The Company sells its products into the personal computer market primarily in the U.S., Asia and Europe. Export sales accounted for 61%, 44%, and 42% of net sales in 1996, 1995, and 1994, respectively. Approximately 33%, 35%, and 28% of export sales in 1996, 1995, and 1994, respectively, were to affiliates of United States customers. In 1996, 12% and 27% of export sales were shipped to Hong Kong and Taiwan respectively. One customer accounted for 15% of net sales in 1996, two customers accounted for 17% and 12% of net sales in 1995 and two customers accounted for 19% and 16% of net sales in 1994. At December 31, 1996, two customers' accounts receivable represented 18% and 11% of accounts receivable.

14. CONTINGENCIES

     The semiconductor and software industries are characterized by frequent litigation regarding patent and other intellectual property rights. The Company is party to various claims of this nature. Although the ultimate outcome of these matters is not presently determinable, management believes that the resolution of all such pending matters will not have a material adverse effect on the Company's financial position or results of operations.

SELECTED QUARTERLY CONSOLIDATED DATA (UNAUDITED)(1)

                                                   FOURTH       THIRD        SECOND       FIRST
                                                  QUARTER      QUARTER      QUARTER      QUARTER
                                                  --------     --------     --------     --------
                                                     (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
YEAR ENDED DECEMBER 31, 1996
Net sales.......................................  $132,041     $119,440     $103,825     $110,072
Gross margin....................................    54,719       46,616       39,468       43,562
Income from operations..........................    23,571       17,861       12,824       17,927
Net income......................................  $ 15,479     $ 11,788     $  8,792     $ 12,308
Earnings per share:
  Primary.......................................  $   0.30     $   0.23     $   0.18     $   0.25
  Assuming full dilution(3).....................  $   0.29     $   0.23     $   0.18     $   0.25
Common and equivalent shares used in computing
  earnings per share:
  Primary.......................................    52,455       51,101       50,114       50,047
  Assuming full dilution(3).....................    57,840       52,932       50,114       50,047
Stock prices:(2)
High............................................  $  23.38     $  20.00     $  15.75     $  17.63
Low.............................................  $  16.25     $  10.06     $  10.88     $  11.88

YEAR ENDED DECEMBER 31, 1995
Net sales.......................................  $103,536     $ 84,793     $ 70,558     $ 57,422
Gross margin....................................    41,870       34,086       27,957       22,629
Income from operations..........................    16,509       14,009       11,367        9,067
Net income......................................  $ 11,459     $  9,860     $  7,970     $  6,085
Earnings per share:
  Primary.......................................  $   0.23     $   0.20     $   0.17     $   0.15
Common and equivalent shares used in computing
  earnings per share:
  Primary.......................................    50,329       50,496       46,074       41,152
Stock prices:(2)
High............................................  $  19.94     $  21.63     $  18.00     $  12.31
Low.............................................  $  13.06     $  17.00     $  10.13     $   7.63

---------------

(1) The following table presents selected unaudited consolidated financial results for each of the eight quarters in the two-year period ended December 31, 1996. In the Company's opinion, this unaudited information has been prepared on the same basis as the audited information and includes all adjustments (consisting of only normal recurring adjustments) necessary for a fair statement of the financial information for the period presented.

(2) The Company's common stock trades on the Nasdaq National Market under the symbol SIII. The table indicates the range of the high and low closing prices, as reported by Nasdaq.

(3) Fully diluted earnings per share includes the effect of incremental shares issuable upon the conversion of the convertible subordinated notes and an adjustment to net income for the interest expense (net of income taxes) related to the notes.

     At December 31, 1996, there were approximately 476 stockholders of record of the Company's common stock and approximately 31,452 beneficial stockholders. The Company has never declared or paid cash dividends on its capital stock and does not anticipate paying any cash dividends in the foreseeable future. The Company currently intends to retain future earnings for the development of its business.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.

                                    PART III

     Certain information required by Part III is incorporated by reference from the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the Company's 1997 Annual Meeting of Stockholders (the "Proxy Statement").

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information required by this section is incorporated by reference from the information in the section entitled "Election of Directors -- Nominees" in the Proxy Statement. The required information concerning executive officers of the Company is contained in the section entitled "Executive Officers of the Registrant" in Part I of this Form 10-K.

     Item 405 of Regulation S-K calls for disclosure of any known late filing or failure by an insider to file a report required by Section 16 of the Exchange Act. This disclosure is contained in the section entitled "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

     The information required by this section is incorporated by reference from the information in the sections entitled "Election of Directors -- Directors' Compensation" and "Executive Compensation" in the Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information required by this section is incorporated by reference from the information in the section entitled "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Not applicable.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a) The following documents are filed as a part of this Form 10-K:

     (1) FINANCIAL STATEMENTS:

     Reference is made to the Index to Consolidated Financial Statements under
Item 8 in Part II of this Form 10-K.

     (2) FINANCIAL STATEMENT SCHEDULES:

     The following financial statement schedule of S3 Incorporated for the years ended December 31, 1996, 1995 and 1994 is filed as part of this Report and should be read in conjunction with the Consolidated Financial Statements of S3 Incorporated.

                                                                             REFERENCE
                                                                               PAGE
                                                                             ---------
        Independent Auditors' Report on Financial Statement Schedule.......     30
        Schedule II -- Valuation and Qualifying Accounts...................     50

     All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

     (3) EXHIBITS:

     The exhibits listed below are required by Item 601 of Regulation S-K. Each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K has been identified.

    EXHIBIT
     NUMBER     NOTES                            DESCRIPTION OF DOCUMENT
    --------    ------    ----------------------------------------------------------------------
    3(i).1      (1)       Restated Certificate of Incorporation.
    3(i).2      (6)       Certificate of Amendment of Restated Certificate of Incorporation.
    3(ii)       (1)       Bylaws.
       4.1      (1)       Specimen Common Stock Certificate
       4.2      (8)       Indenture, dated as of September 12, 1996 between Registrant and State
                          Street Bank and Trust Company of California, N.A., as Trustee,
                          including the form of Note.
       4.3      (9)       Registration Rights Agreement, dated September 12, 1996, among
                          Registrant, Lehman Brothers Inc., PaineWebber Incorporated and Cowen &
                          Company.
      10.1*               1989 Stock Plan of S3 Incorporated, as amended (the "1989 Plan").
      10.2*     (1)       Form of Incentive Stock Option Agreement under the 1989 Plan.
      10.3*     (1)       Form of Nonstatutory Stock Option Agreement under the 1989 Plan.
      10.4*     (1)       Form of Common Stock Purchase Agreement under the 1989 Plan.
      10.5*     (2)       S3 Incorporated 1993 Employee Stock Purchase Plan.
      10.6      (1)       Form of Indemnification Agreement between the Registrant and its directors.
      10.7      (3)       Office Lease dated May 13, 1993, between the Registrant and San Tomas
                          No. 2 Limited Partnership.
      10.8      (3)       First Amendment of Office Lease dated September 9, 1993, between the
                          Registrant and San Tomas No. 2 Limited Partnership.
      10.9      (4)       Office Lease dated March 30, 1994, between the Registrant and San
                          Tomas No. 1 Limited Partnership.
      10.10     (4)       Second Amendment of Office Lease dated March 30, 1994, between the
                          Registrant and San Tomas No. 2 Limited Partnership.
      10.11     (5)       Foundry Venture Agreement among Registrant, Alliance Semiconductor
                          Corporation and United Microelectronics Corporation dated as of July
                          8, 1995
      10.12     (7)       Lease between Mission Real Estate, L.P. and Registrant dated November
                          29, 1995.
      21.1      (6)       Subsidiaries of S3 Incorporated.
      23.1                Independent Auditors' Consent.
      24.1                Power of Attorney (see page 51 of this Form 10-K)
      27.1                Financial Data Schedules

---------------

  *  Indicates management contract or compensatory plan or arrangement.

 (1) Incorporated by reference from the Registrant's Registration Statement on Form S-1 (File No. 33-57114).

 (2) Incorporated by reference to Exhibit 10.15 to the Registrant's Registration Statement on Form S-8 (File No. 33-65186).

 (3) Incorporated by reference to the exhibit of the same number to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993.

 (4) Incorporated by reference to the exhibit of the same number to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994.

 (5) Incorporated by reference to the exhibit of the same number to the Registrant's Current Report on Form 8-K filed July 25, 1995.

 (6) Incorporated by reference to the exhibit of the same number to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995.

 (7) Incorporated by reference to Exhibit 10.14 to the Registrant's Annual Report on form 10-K for the year ended December 31, 1995.

 (8) Incorporated by reference to Exhibit 4.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.

 (9) Incorporated by reference to Exhibit 4.2 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.

(b) REPORTS ON FORM 8-K:

     There were no Reports on Form 8-K filed by the Company during the quarter ended December 31, 1996.

                                  SCHEDULE II

                       VALUATION AND QUALIFYING ACCOUNTS

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                                 (IN THOUSANDS)

                                                                     REVERSALS
                                         BALANCE AT    CHARGED TO    TO COSTS                      BALANCE AT
                                         BEGINNING     COSTS AND        AND                          END OF
              DESCRIPTION                OF PERIOD      EXPENSES     EXPENSES     DEDUCTIONS(1)      PERIOD
---------------------------------------  ----------    ----------    ---------    -------------    ----------
Allowance for doubtful accounts:
  1996.................................     $645         $1,522        $  --         $  (729)        $1,438
  1995.................................      375          1,014           --            (744)           645
  1994.................................      114            725           --            (464)           375
Sales returns and allowances:
  1996.................................     $969         $  241        $  --         $    --         $1,210
  1995.................................      455            514           --              --            969
  1994.................................      303            152           --              --            455

---------------

(1) Deductions from these reserves are for the purpose for which these reserves were created.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 28, 1997.

                                          S3 INCORPORATED
                                          (Registrant)

                                          By: /s/        GARY JOHNSON
                                            ------------------------------------
                                                        Gary Johnson
                                               President and Chief Executive
                                                           Officer
                                                       March 28, 1997

                               POWER OF ATTORNEY

     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Terry N. Holdt, Diosdado P. Banatao, and Ronald T. Yara, and each of them, his or her true and lawful attorneys-in-fact, each with full power of substitution, for him or her in any and all capacities, to sign any amendments to this report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact or their substitute or substitutes may do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

/s/                              GARY J. JOHNSON
------------------------------------------------------
                                Gary J. Johnson
                       President, Chief Executive Officer
                   (Principal Executive Officer and Director
                                 March 28, 1997

/s/                              DALE R. LINDLY
------------------------------------------------------
                                 Dale R. Lindly
                         Acting Chief Financial Officer
                  (Principal Financial and Accounting Officer)
                                 March 28, 1997

/s/                            DIOSDADO P. BANATAO
------------------------------------------------------
                              Diosdado P. Banatao
                             Chairman of the Board
                                 March 28, 1997

/s/                              RONALD T. YARA
------------------------------------------------------
                                 Ronald T. Yara
                                    Director
                                 March 28, 1997
/s/                               ROBERT P. LEE
------------------------------------------------------
                                 Robert P. Lee
                                    Director
                                 March 28, 1997

/s/                             JOHN C. COLLIGAN
------------------------------------------------------
                                John C. Colligan
                                    Director
                                 March 28, 1997

/s/                            CARMELO J. SANTORO
------------------------------------------------------
                               Carmelo J. Santoro
                                    Director
                                 March 28, 1997

/s/                              TERRY N. HOLDT
------------------------------------------------------
                                 Terry N. Holdt
                           Vice Chairman of the Board
                                 March 28, 1997

                               INDEX TO EXHIBITS

    EXHIBIT
     NUMBER     NOTES                              DESCRIPTION OF DOCUMENT
    --------    ------    --------------------------------------------------------------------------
    3(i).1      (1)       Restated Certificate of Incorporation.
    3(i).2      (6)       Certificate of Amendment of Restated Certificate of Incorporation.
    3(ii)       (1)       Bylaws.
       4.1      (1)       Specimen Common Stock Certificate
       4.2      (8)       Indenture, dated as of September 12, 1996 between Registrant and State
                          Street Bank and Trust Company of California, N.A., as Trustee, including the form of Note.
       4.3      (9)       Registration Rights Agreement, dated September 12, 1996, among Registrant,
                          Lehman Brothers Inc., PaineWebber Incorporated and Cowen & Company.
      10.1*               1989 Stock Plan of S3 Incorporated, as amended (the "1989 Plan").
      10.2*     (1)       Form of Incentive Stock Option Agreement under the 1989 Plan.
      10.3*     (1)       Form of Nonstatutory Stock Option Agreement under the 1989 Plan.
      10.4*     (1)       Form of Common Stock Purchase Agreement under the 1989 Plan.
      10.5*     (2)       S3 Incorporated 1993 Employee Stock Purchase Plan.
      10.6      (1)       Form of Indemnification Agreement between the Registrant and its directors.
      10.7      (3)       Office Lease dated May 13, 1993, between the Registrant and San Tomas No.
                          2 Limited Partnership.
      10.8      (3)       First Amendment of Office Lease dated September 9, 1993, between the
                          Registrant and San Tomas No. 2 Limited Partnership.
      10.9      (4)       Office Lease dated March 30, 1994, between the Registrant and San Tomas
                          No. 1 Limited Partnership.
      10.10     (4)       Second Amendment of Office Lease dated March 30, 1994, between the
                          Registrant and San Tomas No. 2 Limited Partnership.
      10.11     (5)       Foundry Venture Agreement among Registrant, Alliance Semiconductor
                          Corporation and United Microelectronics Corporation dated as of July 8,
                          1995
      10.12     (7)       Lease between Mission Real Estate, L.P. and Registrant dated November 29,
                          1995.
      21.1      (6)       Subsidiaries of S3 Incorporated.
      23.1                Independent Auditors' Consent.
      24.1                Power of Attorney (see page 51 of this Form 10-K)
      27.1                Financial Data Schedules

---------------

  *  Indicates management contract or compensatory plan or arrangement.

 (1) Incorporated by reference from the Registrant's Registration Statement on Form S-1 (File No. 33-57114).

 (2) Incorporated by reference to Exhibit 10.15 to the Registrant's Registration Statement on Form S-8 (File No. 33-65186).

 (3) Incorporated by reference to the exhibit of the same number to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993.

 (4) Incorporated by reference to the exhibit of the same number to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994.

 (5) Incorporated by reference to the exhibit of the same number to the Registrant's Current Report on Form 8-K filed July 25, 1995.

 (6) Incorporated by reference to the exhibit of the same number to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995.

 (7) Incorporated by reference to Exhibit 10.14 to the Registrant's Annual Report on form 10-K for the year ended December 31, 1995.

 (8) Incorporated by reference to Exhibit 4.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.

 (9) Incorporated by reference to Exhibit 4.2 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.