Form 10-Q
period 1997-03-31
S3 INC
filed 1997-05-12
CIK 850519

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

               (Mark One)

  X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 ---     EXCHANGE ACT OF 1934

         For the quarter ended March 31, 1997  OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 ---     EXCHANGE ACT OF 1934

         For the transition period from __________ to __________

                         Commission file number 0-21126

                                 S3 INCORPORATED
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                 DELAWARE                                77-0204341
----------------------------------------    -----------------------------------
      [State or other jurisdiction          [I.R.S. Employer Identification No.]
    of incorporation or organization]

   2801 Mission College Boulevard
       Santa Clara, California                          95052-8058
----------------------------------------    -----------------------------------
[Address of principal executive offices]                [Zip Code]

       Registrant's telephone number, including area code: (408) 588-8000


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes  X  No
                                     ---    ----


The number of shares of the Registrant's Common Stock, $.0001 par value, outstanding at May 7, 1997 was 49,217,199

--------------------------------------------------------------------------------

                                 S3 INCORPORATED
                                    FORM 10-Q


                                      INDEX

                                                                                        PAGE
        Item 1. Condensed Consolidated Financial Statements:


                Condensed Consolidated Balance Sheets
                March 31, 1997 and December 31, 1996                                      3

                Condensed Consolidated Statements of Income
                Three months ended March 31, 1997 and 1996                                4

                Condensed Consolidated Statements of Cash Flows
                Three months ended March 31, 1997 and 1996                                5

                Notes to Unaudited Condensed Consolidated Financial Statements           6-7


        Item 2.  Management's Discussion and Analysis of
                    Financial Condition and Results of Operations                       8-20


        PART II. OTHER INFORMATION

        Item 1.  Legal Proceedings                                                 Not Applicable

        Item 2. Changes in Securities                                              Not Applicable

        Item 3.  Defaults Upon Senior Securities                                   Not Applicable

        Item 4. Submission of Matters to a Vote of Security Holders                Not Applicable

        Item 5.  Other Information                                                 Not Applicable

        Item 6.  Exhibits and Reports on Form 8-K                                        21

        Signatures                                                                       22

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

                                 S3 INCORPORATED
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (Dollars in thousands, except share data)

                                     ASSETS

                                                                              March 31,          December 31,
                                                                                1997                 1996
                                                                          ---------------     ---------------
                                                                            (Unaudited)
Current assets:
   Cash and equivalents                                                          $82,164             $94,616
   Short-term investments                                                         64,413              62,768
   Accounts receivable (net of allowances of $2,181 in 1997
       and $2,648 in 1996)                                                        96,883              76,120
   Inventories, net                                                               53,316              53,466
   Prepaid expenses and other                                                     34,071              34,369
                                                                          ---------------     ---------------
               Total current assets                                              330,847             321,339

Property and equipment,  net                                                      39,498              34,047
Production capacity rights                                                        14,400              14,400
Investment in joint venture                                                       97,631              93,430
Other assets                                                                      28,860              17,246
                                                                          ---------------     ---------------
               Total                                                            $511,236            $480,462
                                                                          ===============     ===============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                              $49,674             $51,160
   Notes payable                                                                  24,335              17,802
   Accrued liabilities                                                            15,466              12,687
   Income taxes payable                                                           10,108               7,361
                                                                          ---------------     ---------------
               Total current liabilities                                          99,583              89,010

Notes payable                                                                     14,400              14,400
Other liabilities                                                                  8,651               6,452
                                                                          ---------------     ---------------
               Total liabilities                                                 122,634             109,862
                                                                          ---------------     ---------------

Convertible Subordinated Notes                                                   103,500             103,500

Commitments and contingencies (Notes 4 and 5)

Stockholders' equity:
   Common Stock, $.0001 par value; 70,000,000 shares authorized;
   48,998,325 and 48,331,794 shares outstanding in 1997 and 1996                171,590             169,411
   Unrealized loss on short-term investments                                       (152)                (54)
   Retained earnings                                                             113,664              97,743
                                                                          ---------------     ---------------
               Total stockholders' equity                                        285,102             267,100
                                                                          ---------------     ---------------
               Total                                                            $511,236            $480,462
                                                                          ===============     ===============

See accompanying notes to the unaudited condensed consolidated financial statements.

                                 S3 INCORPORATED
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (In thousands, except per share data)
                                   (Unaudited)

                                                                               Three Months Ended
                                                                         --------------------------------
                                                                           March 31,         March 31,
                                                                             1997               1996
                                                                         --------------     -------------
    Net sales                                                                 $138,166          $110,072

    Cost of sales                                                               80,923            66,510
                                                                         --------------     -------------

    Gross margin                                                                57,243            43,562

    Operating expenses:
        Research and development                                                18,942            14,721
        Selling, marketing and administrative                                   12,630            10,914
                                                                         --------------     -------------
                   Total operating expenses                                     31,572            25,635
                                                                         --------------     -------------

    Income from operations                                                      25,671            17,927

        Interest income                                                          1,752             1,006
        Interest expense                                                       (1,622)                 -
        Other income (expense)                                                   (122)                 -
                                                                         --------------     -------------
    Other income, net                                                                8             1,006
                                                                         --------------     -------------
    Income before income taxes                                                  25,679            18,933

    Provision for income taxes                                                   9,758             6,625
                                                                         --------------     -------------
    Net income                                                                 $15,921           $12,308
                                                                         ==============     =============
    Net income per share:
        Primary                                                                  $0.31             $0.25
                                                                         ==============     =============
        Assuming full dilution                                                   $0.30             $0.25
                                                                         ==============     =============

    Common and equivalent shares used in computing per share amounts:

        Primary                                                                 52,118            50,047
                                                                         ==============     =============
        Assuming full dilution                                                  57,481            50,047
                                                                         ==============     =============



See accompanying notes to the unaudited condensed consolidated financial statements.

                                 S3 INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)

                                                                                        Three Months Ended
                                                                                    --------------------------
                                                                                     March 31,       March 31,
                                                                                       1997             1996
                                                                                    ----------       ---------
     Operating activities:
       Net income                                                                      $15,921         $12,308
       Adjustments to reconcile net income to net cash provided by operating activities:
         Deferred income taxes                                                           3,378            (472)
         Depreciation and amortization                                                   3,697           2,276
         Equity in income from joint venture                                            (4,201)              -
         Changes in assets and liabilities:
           Accounts receivable                                                         (20,763)          3,056
           Inventories                                                                     150          (4,596)
           Prepaid expenses and other                                                   (1,726)         (2,874)
           Accounts payable                                                             (1,486)        (10,973)
           Accrued liabilities and other                                                 4,622           4,864
           Income taxes payable                                                          2,747           1,210
                                                                                    ----------       ---------
       Net cash provided by operating activities                                         2,339           4,799
                                                                                    ----------       ---------
     Investing activities:
       Property and equipment purchases, net                                            (8,375)         (5,331)
       Investment in real estate partnership                                                 -          (2,100)
       Sales/maturities of short-term investments, net                                  (1,743)          1,835
       Other assets                                                                    (11,855)              -
                                                                                    ----------       ---------
       Net cash used for investing activities                                          (21,973)         (5,596)
                                                                                    ----------       ---------
     Financing activities:
       Sale of common stock, net                                                         2,182             639
       Borrowings of notes payable, net                                                  5,000           2,000
                                                                                    ----------       ---------
       Net cash provided by financing activities                                         7,182           2,639
                                                                                    ----------       ---------
     Net increase (decrease) in cash and equivalents                                   (12,452)          1,842

     Cash and cash equivalents at beginning of period                                   94,616          69,289
                                                                                    ----------       ---------
     Cash and cash equivalents at end of period                                        $82,164         $71,131
                                                                                    ==========       =========

            NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
                                STATEMENTS


1.  Basis of Presentation:

     The condensed consolidated financial statements have been prepared by S3 Incorporated, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and include the accounts of S3 Incorporated and its wholly-owned subsidiaries ("S3" or collectively the "Company"). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company, the financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position at March 31, 1997 and December 31, 1996, and the operating results and cash flows for the three months ended March 31, 1997 and 1996. These financial statements and notes should be read in conjunction with the Company's audited financial statements and notes thereto for the year ended December 31, 1996, included in the Company's Form 10-K filed with the Securities and Exchange Commission.

     The results of operations for the three months ended March 31, 1997 are not necessarily indicative of the results that may be expected for the future quarters or the year ending December 31, 1997.


2.  Inventories:

     Inventories consist of work in process and finished goods and are stated at the lower of cost (first-in, first-out) or market.


                                                   March 31,       December 31,
Inventories consist of:                              1997             1996
                                                  -----------      -----------
                                                          (in thousands)
Work in progress                                      $23,468          $22,556
Finished goods                                         29,848           30,910
                                                  -----------      -----------
   Total                                              $53,316          $53,466
                                                  ===========      ===========

3.  Net income per share:

     Primary per share data is computed based on the weighted average number of common and dilutive common equivalent shares outstanding. Common equivalent shares include stock options and shares subscribed under the employee stock purchase plan (computed using the treasury stock method). Fully diluted per share data is computed using the most dilutive assumptions and by adjusting the primary per share data and net income for the potential effect of the conversion of the 5 3/4% Convertible Subordinated Notes outstanding during the period and the elimination of the related interest and deferred issue costs, net of income taxes.

    4.  Wafer supply agreements and commitments

        During 1995, the Company entered into two long-term manufacturing capacity arrangements. The Company entered into an agreement with United Microelectronics Corporation (UMC) and Alliance Semiconductor Corporation to form United Semiconductor Corporation (USC), a separate Taiwanese company, for the purpose of building and managing a semiconductor manufacturing facility in Taiwan, Republic of China. The Company has invested a total of $89.4 million for its equity interest of 23.75%. The Company has the right to purchase up to 31.25% of the output from the foundry.

        In addition, in 1995 the Company expanded and formalized its relationship with Taiwan Semiconductor Manufacturing Company (TSMC) to provide additional capacity over the 1996 to 2000 timeframe. The agreement with TSMC requires the Company to make certain annual advance payments to be applied against the following year's capacity. The Company has signed promissory notes to secure these payments over the term of the agreement. At March 31, 1997, the remaining advance payments (and corresponding promissory notes) totaled $24.0 million ($9.6 million in prepaid expenses and $14.4 million in production capacity rights).

        In the ordinary course of business, the Company places purchase orders with its wafer suppliers based on its existing and anticipated customer orders for its products. Should the Company experience a substantial unanticipated decline in the selling price of its products and/or demand thereof, it could result in a material loss on such purchase commitments.

    5.  Contingencies

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

    6.  Recently Issued Accounting Standard

        In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128). The Company is required to adopt SFAS 128 in the fourth quarter of fiscal 1997 and will restate at that time earnings per share (EPS) data for prior periods to conform with SFAS 128. Earlier application is not permitted.

        SFAS 128 replaces current EPS reporting requirements and requires a dual presentation of basic and diluted EPS. Basic EPS excludes dilution and is computed by dividing net income available to common shareholders by the weighted average of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

        If SFAS 128 had been in effect during the current and prior year periods, basic EPS would have been $0.33 and $0.26 for the quarters ended March 31, 1997 and 1996, respectively. Diluted EPS under SFAS 128 would not have been significantly different than fully diluted EPS reported for those periods.

    PART I. FINANCIAL INFORMATION
    Item 2. Management's Discussion and Analysis of
    Financial Condition and Results of Operations

        When used in this discussion, the words "expects," "anticipates," "estimates" and similar expressions are intended to identify forward-looking statements. Such statements, which include statements concerning the timing of availability and functionality of products under development, product mix, trends in average selling prices, trends in the PC market, the percentage of export sales and sales to strategic customers and the availability and cost of products from the Company's suppliers, are subject to risks and uncertainties, including those set forth below under "Factors That May Affect Results," that could cause actual results to differ materially from those projected. These forward-looking statements speak only as of the date hereof. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any statement is based.


    OVERVIEW

         The Company is a leading supplier of high performance multimedia acceleration solutions for the PC market. The Company's accelerators are designed to work cooperatively with a PC's central processing unit ("CPU"), implementing functions best suited for a dedicated accelerator while allowing the CPU to perform the more general purpose computing functions of today's advanced graphical user interface ("GUI") environment and applications.

         The following information should be read in conjunction with the "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 23 through 28 of the Company's annual report on Form 10-K for the year ended December 31, 1996.

    RESULTS OF OPERATIONS

    The following table sets forth for the periods indicated certain financial data as a percentage of net sales:

                                                             Three Months Ended
                                                   ----------------------------------------
                                                      March 31,              March 31,
                                                        1997                   1996
                                                   ----------------      ------------------
    Net sales                                             100.0%                100.0%
    Cost of sales                                          58.6                  60.4
                                                   ----------------      ------------------
    Gross margin                                           41.4                  39.6
                                                   ----------------      ------------------
    Operating expenses:
        Research and development                           13.7                  13.4
        Selling, marketing and administrative               9.1                   9.9
                                                   ----------------      ------------------
            Total operating expenses                       22.8                  23.3
                                                   ----------------      ------------------
    Income from operations                                 18.6                  16.3
    Other income, net                                       -                      .9
                                                   ----------------      ------------------
    Income before income taxes                             18.6                  17.2
    Provision for income taxes                              7.1                   6.0
                                                   ----------------      ------------------
    Net income                                             11.5%                 11.2%
                                                   ================      ==================

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

        The Company's operating results may fluctuate from those in prior quarters or may be adversely affected in quarters in which it is undergoing a product line transition in which production and sales of new products are ramping up and in which existing products are under extreme price pressures due to competitive factors. If new products are not brought to market in a timely manner or do not address market needs or performance requirements, then the Company's operating results will be adversely affected. As a result of the foregoing, the Company's operating results and stock price may be subject to significant volatility, particularly on a quarterly basis. Any shortfall in net sales or net income from levels expected by securities analysts could have an immediate and significant adverse effect on the trading price of the Company's common stock.

        NET SALES

        The Company's net sales to date have been generated from the sale of its graphics and multimedia accelerators. The Company's products are used in, and its business is dependent on, the personal computer industry with sales primarily in the U.S., Asia, and Europe. Net sales were $138.2 million for the three months ended March 31, 1997, a 26% increase above the $110.1 million of net sales for the three months ended March 31, 1996. Net sales increased primarily as a result of the addition of the ViRGE product line and strong demand for the Company's 64-bit products that resulted in increased unit shipments. The increase in unit shipments was partially offset by lower overall average selling prices. Sales for the three months ended March 31, 1997 consisted primarily of the ViRGE and Trio families of integrated accelerators while sales for the three months ended March 31, 1996 consisted primarily of the Trio family of integrated accelerators. The Company expects that the percentage of its net sales represented by any one product or type of product may change significantly from period to period as new products are introduced and existing products reach the end of their product life cycles. Due to competitive price pressures, the Company's products experience declining unit average selling prices over time, which at times can be substantial.

        The pricing environment for 2D graphics accelerators, which accounted for a majority of the Company's net sales in 1996, has recently experienced and is expected to continue to experience increasing pricing pressures due to aggressive pricing from certain of the Company's competitors. In particular, the Company's Trio family of integrated 2D accelerators experienced significant decreases in average selling prices in 1996 which continued in the first quarter of 1997. The Company expects that the graphics accelerator market will transition from 2D acceleration to 3D acceleration, and the Company introduced its ViRGE family of 2D/3D accelerators in response to this expected transition. As a result of the entry of competitors into the 3D acceleration market, the Company has experienced and anticipates that it may continue to experience increased pricing pressures on average selling prices for the ViRGE family of 2D/3D accelerators. If the transition occurs slower than expected, if the Company's graphic products do not achieve market acceptance, or if the pricing pressures increase, then the Company's operating results could be adversely affected. The Company currently expects that net sales for the three months ended June 30, 1997 will be below net sales for the three months ended March 31, 1997 due to seasonal factors and to substantial pricing pressures currently experienced by the Company's products.

        Export sales accounted for 63% and 56% of net sales for the three months ended March 31, 1997 and 1996, respectively. Approximately 15% of export sales for the three months ended March 31, 1997 were to affiliates of United States customers. The Company expects that export sales will continue to represent a significant portion of net sales, although there can be no assurance that export sales as a percentage of net sales will remain at current levels. All sales transactions were denominated in U.S. dollars.

        Three customers accounted for 15%, 15% and 13% of net sales for the three months ended March 31, 1997 and three customers accounted for 16%, 13% and 12% of net sales for the three months ended March 31, 1996. The Company expects a significant portion of its future sales to remain concentrated within a limited number of strategic customers. There can be no assurance that the Company will be able to retain its strategic customers or that such customers will not cancel or reschedule orders or, in the event orders are canceled, that such orders will be replaced by other sales. In addition, sales to any particular customer may fluctuate significantly from quarter to quarter. The occurrence of any such events or the loss of a strategic customer could have a material adverse effect on the Company's operating results.

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

        GROSS MARGIN

        Gross margin percentage increased to 41.4% for the three months ended March 31, 1997 from 39.6% for the three months ended March 31, 1996. The increase was due to the Company achieving proportionately greater decreases in unit average costs compared to decreases in overall average selling prices. The unit average cost decreases were principally the result of changes in the Company's design method and manufacturing strategy and shifts to lower cost foundries. The Company currently expects its gross margin percentage to decrease below historical levels in the three months ended June 30, 1997 due to substantial pricing pressures and to fixed costs being spread over a revenue base that is expected to be smaller.

        In the future, the Company's gross margin percentages may be affected by increased competition and related decreases in unit average selling prices (particularly with respect to older generation products), timing of volume shipments of new products, the availability and cost of products from the Company's suppliers, changes in the mix of products sold, the profitability of the USC joint venture (the Company recognizes its proportionate share of USC profits and losses), the extent to which the Company forfeits or utilizes its production capacity rights with TSMC, the extent to which the Company will incur additional licensing fees and shifts in sales mix between add-in card and motherboard manufacturers to systems OEMs.

        RESEARCH AND DEVELOPMENT EXPENSES

        The Company has made and intends to continue to make significant investments in research and development to remain competitive by developing new and enhanced products. Research and development expenses were $18.9 million for the three months ended March 31, 1997, an increase of $4.2 million from $14.7 million for the three months ended March 31, 1996. Research and development spending increases reflect additions to the Company's engineering staff and nonrecurring engineering and initial product verification expenses related to the expected introduction of new products. Research and development spending is expected to increase in absolute dollars in 1997 as a result of the product development activities currently underway for the desktop, mobile and home PC markets with a focus on video, 3D, audio and communications.

        Products in the Company's market typically have a life cycle of 12 to 24 months. The successful development and commercialization of new products required to replace or supplement existing products involve many risks, including the identification of new product opportunities, the successful and timely completion of the development process, and the selection of the Company's products by leading systems suppliers and board manufacturers for design into their products. There can be no assurance that the Company will successfully identify new product opportunities and develop and bring to the market in a timely manner successful new products, that products or technologies developed by others will not render the Company's products noncompetitive, or that the Company's products will be selected for design into its customers' products. In addition, it is possible that the Company's products may be found defective after the Company has already shipped significant volume production. There can be no assurance that the Company would be able to successfully correct such problems or that such corrections would be acceptable to customers. The occurrence of any such events would have a material adverse effect on the Company's operating results.

        SELLING, MARKETING AND ADMINISTRATIVE EXPENSES

        Selling, marketing and administrative expenses were $12.6 million for the three months ended March 31, 1997, an increase of $1.7 million from $10.9 million for the three months ended March 31, 1996. Selling and marketing costs increased as a result of additional personnel, increased commissions associated with higher sales levels and increased marketing costs associated with the expected introduction of new products. Administrative costs have increased due to the hiring of additional personnel necessary to support the increased level of operations. The Company anticipates that selling, marketing and administrative expenses will increase in absolute dollars in 1997.

        OTHER INCOME, NET

        Other income, net, decreased to $8,000 for the three months ended March 31, 1997, from $1.0 million for the three months ended March 31, 1996. The decrease is attributable to the interest expense incurred on $103.5 million aggregate principal amount of convertible subordinated notes, which were issued by the Company in September 1996. The interest expense is partially offset by the interest income due to the higher average amounts of cash and short-term investments as a result of the net proceeds of approximately $100.1 million from the sale of the convertible subordinated notes.

        INCOME TAXES

        The Company's effective tax rate for the three months ended March 31, 1997 is 38%, compared to the 35% effective rate for the three months ended March 31, 1996. The increased tax rate is primarily attributable to the expiration of the federal research and development credit as of May 31, 1997.

        LIQUIDITY AND CAPITAL RESOURCES

        Cash provided by operating activities for the three months ended March 31, 1997 was $2.3 million, as compared to $4.8 million for the three months ended March 31, 1996. The Company experienced an increase from December 31, 1996 in accounts receivable, prepaid expenses and other, income tax payable and accrued liabilities and other. These increases were partially offset by a decrease in accounts payable. The Company experienced an increase in accounts receivable from the level at December 31, 1996 due to the substantial concentration of sales in March 1997 resulting from increased shipments in the third month of that quarter over either of the first two months of the quarter relative to what the Company experienced in previous quarters.

        Investing activities for the three months ended March 31, 1997 and 1996 reflected property and equipment purchases, net, of $8.4 million and $5.3 million, respectively, short term investments, and deferred royalties. Continued expansion of the Company's business may require higher levels of capital equipment purchases, technology investments, foundry investments and other payments to secure manufacturing capacity. In the first quarter of 1996, the Company established a $20 million equity program for identifying and seeding technology investments in the areas of Internet development, 3D, graphics, video, audio and other technology growth areas.

        Financing activities provided cash of $7.2 million. Borrowings on the line of credit and proceeds from the issuance of common stock were the principal financing activities that generated cash in the period.

        In 1995, the Company entered into two long-term manufacturing capacity arrangements. The Company entered into an agreement with UMC and Alliance Semiconductor Corporation to form USC, a separate Taiwanese company, for the purpose of building and managing a semiconductor manufacturing facility in the Science Based Industrial Park in Hsin Chu City, Taiwan, Republic of China. The Company invested $53.0 million in 1996 and $36.4 million in 1995 for its 23.75% equity interest. The facility commenced production utilizing advanced submicron semiconductor manufacturing processes in late 1996. The Company has the right to purchase up to 31.25% of the output from the foundry. In addition, the Company expanded and formalized its relationship with TSMC to provide additional capacity over the 1996 to 2000 timeframe. The agreement with TSMC requires the Company to make certain annual advance payments to be applied against the following year's capacity. The Company has signed promissory notes to secure these payments, which total $24.0 million as of March 31, 1997, over the term of the agreement. The Company paid $7.2 million in 1996.

        Working capital at March 31, 1997 and March 31, 1996 was $231.3 million and $153.1 million, respectively. At March 31, 1997, the Company's principal sources of liquidity included cash and equivalents of $82.2 million and $64.4 million in short-term investments. In addition, the Company has a $25.0 million unsecured revolving line of credit that expires June 1, 1997. The Company is currently in the process of renewing the line of credit. The Company had $5.0 million outstanding under the line of credit as of March 31, 1997. In addition, the Company has two separate secured equipment lines of credit totaling $10.0 million. The Company had $6.5 million outstanding under these secured equipment lines of credit at March 31, 1997. The Company believes that its available funds and its anticipated funds from operations will satisfy the Company's projected working capital, existing foundry supply agreement and capital expenditure requirements for at least the next 12 months, other than expenditures for future potential manufacturing agreements.

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

    FACTORS THAT MAY AFFECT RESULTS

      Fluctuations in Quarterly Operating Results

        The Company's operating results have historically been, and will continue to be, subject to quarterly and other fluctuations due to a variety of factors, including changes in pricing policies by the Company, its competitors or its suppliers, anticipated and unanticipated decreases in unit average selling prices of the Company's products, availability and cost of products from the Company's suppliers, changes in the mix of products sold and in the mix of sales by distribution channels, the gain or loss of significant customers, new product introductions by the Company or its competitors, market acceptance of new or enhanced versions of the Company's products, seasonal customer demand, and the timing of significant orders. Operating results could also be adversely affected by general economic and other conditions affecting the timing of customer orders and capital spending, a downturn in the market for PCs, and order cancellations or rescheduling. In particular, the market for PCs in 1996 experienced a weakening in the trends for demand as compared with 1995 and grew at a lower rate as compared with 1995. These factors could adversely affect demand for the Company's products. In addition, the pricing environment for graphics accelerators has recently experienced and is expected to continue to experience increasing pricing pressures due in part to the alleviation of supply constraints that contributed to more stable pricing in 1995 and to aggressive pricing from certain of the Company's competitors. In particular, the Company's Trio family of integrated 2D accelerators, which accounted for a majority of the Company's revenues in 1996, experienced significant decreases in average selling prices in 1996. The Company expects that the graphics accelerator market will transition from 2D acceleration to 3D acceleration, and the Company has introduced its ViRGE family of 2D/3D accelerators in response to this expected transition. As a result of the entry of competitors into the 3D acceleration market, the Company has experienced and anticipates that it may continue to experience increased pricing pressures on average selling prices for the ViRGE family of 2D/3D accelerators. If the transition occurs slower than expected, if the Company's 2D/3D products do not achieve market acceptance, or if pricing pressures increase, the Company's operating results could be adversely affected. Further, because the Company is continuing to increase its operating expenses for personnel and new product development, the Company's operating results would be adversely affected if such budgeted sales levels were not achieved. PC graphics and multimedia subsystems include, in addition to the Company's products, a number of other components which are supplied by third-party manufacturers. Any shortage of such components in the future could adversely affect the Company's business and operating results. Furthermore, it is possible that the Company's products may be found to be defective after the Company has already shipped significant volume production. There can be no assurance that the Company would be able to successfully correct such defects or that such corrections would be acceptable to customers, and the occurrence of such events could have a material adverse effect on the Company's business and operating results.

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

      Dependence on Foundries and Other Third Parties

        The Company currently relies on several independent foundries to manufacture its products either in finished form or wafer form. The Company currently has long-term supply arrangements with two of its foundries, a "take or pay" contract with Taiwan Semiconductor Manufacturing Company ("TSMC") and a joint venture foundry, United Semiconductor Corporation ("USC"). In 1995, the Company expanded and formalized its relationship with TSMC to provide additional capacity over the 1996 to 2000 timeframe. The foundry agreement with TSMC requires the Company to make certain annual advance payments to purchase certain committed capacity amounts to be applied against the following year's capacity or forfeit advance payments against such amounts. In addition, the Company entered into an agreement with United Microelectronics Corporation ("UMC") and Alliance Semiconductor Corporation to form a separate Taiwanese company, USC, for the purpose of building and managing a semiconductor manufacturing facility. The Company invested $53.0 million in 1996 and $36.4 million in 1995 for its 23.75% equity interest. The facility commenced production utilizing advanced submicron semiconductor manufacturing processes in late 1996. The Company has the right to purchase up to 31.25% of the output from the foundry. To the extent the Company purchases excess inventories of particular products or chooses to forfeit advance payments, the Company's operating results could be adversely affected. To the extent USC experiences operating losses, the Company will recognize its proportionate share of such losses and may be required to contribute additional capital. The Company believes that a number of manufacturers are expanding or planning to expand their fabrication capacity over the next several years, which could lead to overcapacity in the market and resulting decreases in costs of finished wafers. If the wafers produced by USC cannot be produced at competitive prices, USC could sustain operating losses. There can be no assurance that such operating losses will not have a material adverse effect on the Company's results of operations.

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

      Substantial Competition

        The market for the Company's products is extremely competitive and is characterized by declining selling prices over the life of a particular product and rapid technological changes. The Company's principal competitors for graphics accelerators include ATI Technologies, Inc., Cirrus Logic, Inc., Matrox Graphics Inc., and Trident Microsystems, Inc. The Company's principal competitors in the multimedia market include the companies named in the preceding sentence and a number of smaller companies which may have greater flexibility to address specific market needs. Potential competitors in these markets include both large and emerging domestic and foreign semiconductor companies. In particular, there is a significant number of established and emerging companies that have developed, are developing or have announced plans to develop 3D graphics chips, including Intel Corporation and Lockheed Martin Corporation, which have announced that they are jointly developing such chips, which are currently expected to become available in the second half of 1997, and Texas Instruments Incorporated, which has announced a development and marketing agreement with 3Dlabs Inc., Ltd. In addition, Microsoft has announced that it is developing a reference architecture, Talisman, with an alternative method of providing 3D functionality. Microsoft is working with a number of companies, including Cirrus Logic, Inc., Samsung Electronics Co., Ltd., Philips N.V. and Fujitsu Ltd., to implement this architecture. There can be no assurance that the Company's product offerings to address the demand for the next generation of 2D/3D accelerators will be competitive, and if such product offerings are not competitive, the Company's results of operations in 1997 and future periods could be materially and adversely affected. The entry of additional competitors into the 2D/3D accelerator market has resulted in and is expected to continue to result in pricing pressures on average selling prices of the Company's products. To the extent the Company expands its product line to add products with additional functionality, such as audio, communications and system logic functions, it will encounter substantial competition from established semiconductor companies and may experience competition from companies designing chips based on different technologies, such as software-centric multimedia processors. Further, the need of PC manufacturers to rapidly introduce a variety of products aimed at different segments of the PC market may lead to the shift by such system OEMs to the purchase of graphics and multimedia add-in cards provided by others. Certain of the Company's competitors supply both add-in cards and accelerator chips, which may provide those competitors with an advantage over suppliers such as the Company that supply only accelerator chips. In addition, certain of the Company's potential competitors that supply add-in cards and/or motherboards, such as Intel Corporation, may seek to use their card/board business to leverage the startup of their graphics accelerator business. Certain of the Company's current and potential competitors have greater technical, manufacturing, financial and marketing resources than the Company. The Company believes that its ability to compete successfully depends upon a number of factors both within and outside of its control, including product performance, product features, product availability, price, quality, timing of new product introductions by the Company and its competitors, the emergence of new graphics and PC standards, customer support, and industry and general economic trends. There can be no assurance that the Company will have the financial resources, technical expertise, or marketing, distribution and support capabilities to compete successfully. The Company's future success will be highly dependent upon the successful development and introduction of new products that are responsive to market needs. There can be no assurance that the Company will be able to successfully develop or market any such products.

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

      Management of Growth; Dependence on Key Personnel

        Since its inception, the Company has experienced significant growth in the number of its employees and in the scope of its operating and financial systems, resulting in increased responsibilities for the Company's management. To manage future growth effectively, the Company will need to continue to improve its operational, financial and management information systems, procedures and controls, and expand, train, motivate, retain and manage its employee base. The Company is in the final stage of implementing a new management information system. Any problems encountered with the new system could adversely affect the Company's operations. There can be no assurance that the Company will be able to manage its growth effectively, and failure to do so could have a material adverse effect on the Company's operating results.

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

        Importance of Intellectual Property; Litigation Involving Intellectual Property

        The Company's ability to compete will be affected by its ability to protect its proprietary information. The Company has filed several United States and foreign patent applications and to date has a number of issued United States patents. The Company relies primarily on its trade secrets and technological know-how in the conduct of its business. There can be no assurance that the steps taken by the Company to protect its intellectual property will be adequate to prevent misappropriation of its technology or that the Company's competitors will not independently develop technologies that are substantially equivalent or superior to the Company's technology. The semiconductor and software industries are characterized by frequent claims and related litigation regarding patent and other intellectual property rights. The Company is party to various claims of this nature. Although the ultimate outcome of these matters is not presently determinable, management presently believes that the resolution of all such pending matters will not have a material adverse effect on the Company's operating results. There can be no assurance that third parties will not assert additional claims or initiate litigation against the Company, its foundries, or its customers with respect to existing or future products. In addition, the Company may initiate claims or litigation against third parties for infringement of the Company's proprietary rights or to determine the scope and validity of the proprietary rights of the Company or others. Litigation by or against the Company has in the past, in the case of the Brooktree Corporation ("Brooktree") litigation, resulted and could in the future result in substantial expense to the Company and diversion of the efforts of the Company's technical and management personnel, whether or not litigation is determined in favor of the Company. In the event of litigation to determine the validity of any third-party claims, such litigation could result in significant expense to the Company and divert the efforts of the Company's technical and management personnel, whether or not litigation is determined in favor of the Company. In the event of an adverse result in any such litigation, the Company could be required to pay substantial damages, cease the manufacture, use, sale, offer for sale andimportation of infringing products, expend significant resources to develop or obtain non-infringing technology, discontinue the use of certain processes or obtain licenses to the technology which is the subject of the litigation. There can be no assurance that the Company would be successful in such development or acquisition or that any such licenses, if available, would be available on commercially reasonable terms, and any such development or acquisition could require expenditures by the Company of substantial time and other resources. Any such litigation or adverse result therefrom could have a material adverse effect on the Company's operating results.

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

    PART II. OTHER INFORMATION


    Item 6.    Exhibits and Reports on Form 8-K

    (a) Exhibits


    27 Financial Data Schedule (filed only with the electronic submission of Form 10-Q in accordance with the Edgar requirements)



    (b) Reports on Form 8-K

    No reports on Form 8-K were filed by the Company during the three months ended March 31, 1997.

                                   SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.









                                 S3 INCORPORATED
                                  (Registrant)

                                /S/DALE R. LINDLY
                         ------------------------------
                                 DALE R. LINDLY
                         Acting Chief Financial Officer
                  (Principal Financial and Accounting Officer)

                                  May 12, 1997

                                 EXHIBIT INDEX

Exhibit
   No.                       Description
--------                     -----------
   27                Financial Data Schedule