Form 10-Q
period 1997-06-30
S3 INC
filed 1997-08-12
CIK 850519

--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

                                   (Mark One)

               X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              ---
                      SECURITIES EXCHANGE ACT OF 1934

               For the quarter ended June 30, 1997  OR

                      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              ---
                      SECURITIES EXCHANGE ACT OF 1934

             For the transition period from            to
                                           ------------  -----------

                         Commission file number 0-21126

                                 S3 INCORPORATED
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


          Delaware                                     77-0204341
    ---------------------                  ------------------------------------
  (State or other jurisdiction             (I.R.S. Employer Identification No.)
of incorporation or organization)

 2801 Mission College Boulevard
        P.O. Box 58058
    Santa Clara, California                                950252-8058
--------------------------------------                     -----------
(Address of principle executive officer                     (Zip Code)



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

                                Yes [X]   No [ ]

    The number of shares of the Registrant's Common Stock, $.0001 par value, outstanding at July 30, 1997 was 49,615,803


--------------------------------------------------------------------------------

                                 S3 INCORPORATED
                                    FORM 10-Q


                                      INDEX

                                                                                       PAGE
                                                                                       ----

PART I.   CONDENSED CONSOLIDATED FINANCIAL INFORMATION

        Item 1. Condensed Consolidated Financial Statements:


                Condensed Consolidated Balance Sheets
                June 30, 1997 and December 31, 1996                                       3

                Condensed Consolidated Statements of Operations
                Three months ended and six months
                ended June 30, 1997 and 1996                                              4

                Condensed Consolidated Statements of Cash Flows
                Six months ended June 30, 1997 and 1996                                   5

                Notes to Unaudited Condensed Consolidated Financial Statements           6-8


        Item 2.  Management's Discussion and Analysis of
                    Financial Condition and Results of Operations                       9-21


        PART II. OTHER INFORMATION

        Item 1.  Legal Proceedings                                                 Not Applicable

        Item 2.  Changes in Securities                                             Not Applicable

        Item 3.  Defaults Upon Senior Securities                                   Not Applicable

        Item 4.  Submission of Matters to a Vote of Security Holders                     22

        Item 5.  Other Information                                                 Not Applicable

        Item 6.  Exhibits and Reports on Form 8-K                                        22

        Signatures                                                                       23

   PART I. FINANCIAL INFORMATION
   Item 1. Financial Statements

                                 S3 INCORPORATED
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (Dollars in thousands, except share data)


                                                                         June 30,          December 31,
                                                                           1997                1996
                                                                       ------------        ------------
                                                                        (unaudited)
                                     ASSETS
Current assets:
   Cash and equivalents                                                $     67,416        $     94,616
   Short-term investments                                                    55,851              62,768
   Accounts receivable (net of allowances of $2,329 in 1997
     and $2,648 in 1996)                                                    104,997              76,120
   Inventories, net                                                          46,615              53,466
   Prepaid expenses and other                                                33,413              34,369
                                                                       ------------        ------------
               Total current assets                                         308,292             321,339

Property and equipment,  net                                                 47,578              34,047
Production capacity rights                                                   14,400              14,400
Investment in joint venture                                                 104,708              93,430
Other assets                                                                 33,303              17,246
                                                                       ------------        ------------

               Total                                                   $    508,281        $    480,462
                                                                       ============        ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                    $     50,796        $     51,160
   Notes payable                                                             22,230              17,802
   Accrued liabilities                                                       16,011              12,687
   Income taxes payable                                                       2,837               7,361
                                                                       ------------        ------------
               Total current liabilities                                     91,874              89,010

Notes payable                                                                14,400              14,400
Other liabilities                                                             8,892               6,452
                                                                       ------------        ------------
               Total liabilities                                            115,166             109,862
                                                                       ------------        ------------

Convertible Subordinated Notes                                              103,500             103,500
                                                                       ------------        ------------

Commitments and contingencies (Notes 4 and 5)

Stockholders' equity:
   Common Stock, $.0001 par value; 70,000,000 shares authorized;
     49,440,104 and 48,331,794 shares outstanding in 1997 and 1996          173,700             169,411
   Unrealized loss on short-term investments                                    (14)                (54)
   Retained earnings                                                        115,929              97,743
                                                                       ------------        ------------
               Total stockholders' equity                                   289,615             267,100
                                                                       ------------        ------------

               Total                                                   $    508,281        $    480,462
                                                                       ============        ============


                     See accompanying notes to the unaudited
                  condensed consolidated financial statements.

                                 S3 INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)
                                  (Unaudited)


                                                     Three Months Ended               Six Months Ended
                                                 ---------        ---------       ---------        ---------
                                                  June 30,         June 30,        June 30,         June 30,
                                                   1997             1996            1997             1996
                                                 ---------        ---------       ---------        ---------
Net sales                                        $ 108,892        $ 103,825       $ 247,058        $ 213,897

Cost of sales                                       70,429           64,357         151,352          130,867
                                                 ---------        ---------       ---------        ---------

Gross margin                                        38,463           39,468          95,706           83,030

Operating expenses:
   Research and development                         21,029           15,057          39,971           29,778
   Selling, marketing and administrative            13,502           11,587          26,132           22,501
                                                 ---------        ---------       ---------        ---------
        Total operating expenses                    34,531           26,644          66,103           52,279
                                                 ---------        ---------       ---------        ---------

Income from operations                               3,932           12,824          29,603           30,751
Other income (expense), net                           (279)             703            (271)           1,709
                                                 ---------        ---------       ---------        ---------

Income before income taxes                           3,653           13,527          29,332           32,460

Provision for income taxes                           1,388            4,735          11,146           11,360
                                                 ---------        ---------       ---------        ---------

Net income                                       $   2,265        $   8,792       $  18,186        $  21,100
                                                 =========        =========       =========        =========


Net income per common and equivalent share:

     Primary                                     $    0.05        $    0.18       $    0.36        $    0.42
                                                 =========        =========       =========        =========

     Assuming full dilution                      $    0.05        $    0.18       $    0.36        $    0.42
                                                 =========        =========       =========        =========

Shares used in computing net income per common and equivalent share:

     Primary                                        49,933           50,114          51,026           50,081
                                                 =========        =========       =========        =========

     Assuming full dilution                         49,933           50,114          51,026           50,081
                                                 =========        =========       =========        =========



                     See accompanying notes to the unaudited
                  condensed consolidated financial statements.

                                 S3 INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)


                                                                      Six Months Ended
                                                                  -----------------------
                                                                   June 30,       June 30,
                                                                    1997           1996
                                                                  --------        --------
Operating activities:
   Net income                                                     $ 18,186        $ 21,100
   Adjustments to reconcile net income to net cash used for
   operating activities:
       Deferred income taxes                                         3,229            (557)
       Depreciation and amortization                                 8,222           4,690
       Equity in income from joint venture                         (11,278)            ---
       Changes in assets and liabilities:
             Accounts receivable                                   (28,877)         (7,120)
             Inventories                                             6,851          (8,680)
             Prepaid expenses and other                               (919)         (5,551)
             Accounts payable                                         (364)        (16,895)
             Accrued liabilities and other                           3,646           6,483
             Income taxes payable                                   (4,524)           (416)

                                                                  --------        --------
   Net cash used for operating activities                           (5,828)         (6,946)
                                                                  --------        --------

Investing activities:
   Property and equipment purchases, net                           (20,212)         (9,418)
   Investment in real estate partnership                               ---          (2,100)
   Sales/maturities of short-term investments, net                   6,957           9,509
   Technology investment                                            (5,000)            ---
   Other assets                                                    (12,063)            ---
                                                                  --------        --------
   Net cash used for investing activities                          (30,318)         (2,009)
                                                                  --------        --------

Financing activities:
   Sale of common stock, net                                         4,288           2,392
   Net borrowings of notes payable                                   4,658           6,500
                                                                  --------        --------
   Net cash provided by financing activities                         8,946           8,892
                                                                  --------        --------

Net decrease in cash and equivalents                               (27,200)            (63)
Cash and cash equivalents at beginning of period                    94,616          69,289
                                                                  --------        --------
Cash and cash equivalents at end of period                        $ 67,416        $ 69,226
                                                                  ========        ========

                     See accompanying notes to the unaudited
                  condensed consolidated financial statements.

                                 S3 INCORPORATED
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1. Basis of Presentation:

     The condensed consolidated financial statements have been prepared by S3 Incorporated, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and include the accounts of S3 Incorporated and its wholly-owned subsidiaries ("S3" or collectively the "Company"). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company, the financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position at June 30, 1997 and December 31, 1996, and the operating results and cash flows for the three and six months ended June 30, 1997 and 1996. These financial statements and notes should be read in conjunction with the Company's audited financial statements and notes thereto for the year ended December 31, 1996, included in the Company's Form 10-K filed with the Securities and Exchange Commission.

     The results of operations for the three months and six months ended June 30, 1997 are not necessarily indicative of the results that may be expected for the future quarters or the year ending December 31, 1997.


2. Inventories:

     Inventories consist of work in process and finished goods and are stated at the lower of cost (first-in, first-out) or market.


                                                                      June 30,            December 31,
         Inventories consist of:                                        1997                 1996
                                                                      -------               -------
                                                                             (in thousands)

         Work in process                                              $28,129               $22,556
         Finished goods                                                18,486                30,910
                                                                      =======               =======
            Total                                                     $46,615               $53,466
                                                                      =======               =======


3. Net income per share:

     Primary per share data is computed based on the weighted average number of common and dilutive common equivalent shares outstanding. Common equivalent shares include stock options and shares subscribed under the employee stock purchase plan (computed using the treasury stock method). Fully diluted per share data is computed using the most dilutive assumptions and by adjusting the primary per share data and net income for the effect of the conversion of the 5-3/4% Convertible Subordinated Notes outstanding during the period and the elimination of the related interest and amortization of issue costs, net of income taxes.

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

     In addition, in 1995 the Company expanded and formalized its relationship with Taiwan Semiconductor Manufacturing Company (TSMC) to provide additional capacity over the 1996 to 2000 timeframe. The agreement with TSMC requires the Company to make certain annual advance payments to be applied against the following years capacity. The Company has signed promissory notes to secure these payments over the term of the agreement. At June 30, 1997, the remaining advance payments (and corresponding promissory notes) totaled $24.0 million ($9.6 million in prepaid expenses and $14.4 million in production capacity rights).

     In the ordinary course of business, the Company places purchase orders with its wafer suppliers based on its existing and anticipated customer orders for its products. Should the Company experience a substantial unanticipated decline in the selling price of its products and/or demand thereof, it could result in a material loss on such purchase commitments.


5. Contingencies

     The semiconductor and software industries are characterized by frequent litigation regarding patent and other intellectual property rights. The Company has been and can be in the future party to various claims of this nature. Although the ultimate outcome of these matters is not presently determinable, management believes that the resolution of all such pending litigation will not have a material adverse effect on the Company's financial position or results of operations.


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

     SFAS 128 will replace current EPS reporting requirements and requires a dual presentation of basic and diluted EPS. Basic EPS excludes dilution and is computed by dividing net income available to common shareholders by the weighted average of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

     If SFAS 128 had been in effect during the current and prior year periods, basic EPS would have been $0.05 and $0.19 for the three months ended June 30, 1997 and 1996 respectively. Basic EPS would have been $0.37 and $0.47 for the six months ended June 30, 1997 and 1996 respectively. Diluted EPS under SFAS 128 would not have been significantly different than fully diluted EPS reported for those periods.

     In June 1997, the Financial Accounting Standards Board adopted Statements of Financial Accounting Standards No. 130 (Reporting Comprehensive Income), which requires that an enterprise report, by major components and as a single total, the change in its net assets during the period from nonowner sources; and No. 131 (Disclosures about Segments of an Enterprise and Related Information), which establishes annual and interim reporting standards for an enterprise's business segments and related disclosures about its products, services, geographic areas, and major customers. Adoption of these statements will not impact the Company's consolidated financial position, results of operations or cash flows. Both statements are effective for fiscal years beginning after December 15, 1997, with earlier application permitted.

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


OVERVIEW

     The Company is a leading supplier of multimedia acceleration hardware and its associated software for the PC market. The Company's accelerators are designed to work cooperatively with a PC's central processing unit ("CPU"), implementing functions best suited for a dedicated accelerator while allowing the CPU to perform the more general purpose computing functions of today's advanced graphical user interface ("GUI") environment and applications.

     The following information should be read in conjunction with the "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 23 through 28 of the Company's annual report on Form 10-K for the year ended December 31, 1996.

RESULTS OF OPERATIONS

     The following table sets forth for the periods indicated certain financial data as a percentage of net sales:


                                                     Three Months Ended              Six Months Ended
                                                   June 30,     June 30,          June 30,      June 30,
                                                     1997         1996              1997          1996
                                                   ----------   ----------        ---------    -----------
    Net sales                                       100.0%       100.0%            100.0%        100.0%
    Cost of sales                                    64.7         62.0              61.3          61.2
                                                   ----------   ----------        ---------    -----------
    Gross margin                                     35.3         38.0              38.7          38.8
                                                   ----------   ----------        ---------    -----------
    Operating expenses:
       Research and development                      19.3         14.5              16.2          13.9
       Selling, marketing and administrative         12.4         11.2              10.6          10.5
                                                   ----------   ----------        ---------    -----------
            Total operating expenses                 31.7         25.7              26.8          24.4
                                                   ----------   ----------        ---------    -----------
    Income from operations                            3.6         12.3              11.9          14.4
    Other income (expense), net                      (0.2)         0.7              (0.1)          0.8
                                                   ----------   ----------        ---------    -----------
    Income before income taxes                        3.4         13.0              11.8          15.2
    Provision for income taxes                        1.3          4.5               4.5           5.3
                                                   ----------   ----------        ---------    -----------
    Net income                                       2.1%          8.5%             7.3%           9.9%
                                                   ==========   ==========        =========    ===========

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

     NET SALES

     The Company's net sales to date have been generated from the sale of its graphics and multimedia accelerators. The Company's products are used in, and its business is dependent on, the personal computer industry with sales primarily in the U.S., Asia, and Europe. Net sales were $108.9 million for the three months ended June 30, 1997, a 5% increase above the $103.8 million of net sales for the three months ended June 30, 1996. Net sales were $247.1 million for the six months ended June 30, 1997 or 15% above the $213.9 million of new sales for the six months ended June 30, 1996. Net sales increased primarily as a result of strong demand for the Company's ViRGE and Trio families of integrated accelerators that resulted in increased unit shipments. The increase in unit shipments was partially offset by lower overall average selling prices.

     Due to competitive price pressures, the Company's products experience declining unit average selling prices over time, which at times can be substantial. The pricing environment for 2D graphics accelerators, which accounted for a majority of the Company's net sales in 1996, has recently experienced and is expected to continue to experience increasing pricing pressures due to aggressive pricing from certain of the Company's competitors. In particular, the Company's Trio family of integrated 2D accelerators experienced significant decreases in average selling prices in 1996 which continued in the first half of 1997. The graphics accelerator market is transitioning from 2D acceleration to 3D acceleration, and the Company introduced its ViRGE family of 2D/3D accelerators in response to this transition. As a result of the entry of competitors into the 3D acceleration market, the Company has experienced and anticipates that it may continue to experience increased pricing pressures on average selling prices for the ViRGE family of 2D/3D accelerators. The Company experienced significant price competition for its products in the three and six months ended June 30, 1997. The Company currently anticipates price declines to return to a more normalized environment and traditional demand to rise in the third quarter. The Company expects that the percentage of its net sales represented by any one product or type of product may change significantly from period to period as new products are introduced and existing products reach the end of their product life cycles. If the transition occurs slower than expected, if the Company's graphic products do not achieve market acceptance, or if the pricing pressures increase or continue in the manner experienced in the first half of 1997, then the Company's operating results could be adversely affected.

     Export sales accounted for 77% and 56% of net sales for the three months ended June 30, 1997 and 1996, respectively. Export sales accounted for 69% and 56% of net sales in the six months ended June 30, 1997 and 1996 respectively. Approximately 19% and 17% of export sales for the three and six months ended June 30, 1997 were to affiliates of United States customers. The Company expects that export sales will continue to represent a significant portion of net sales, although there can be no assurance that export sales as a percentage of net sales will remain at current levels. All sales transactions were denominated in U.S. dollars.

     One customer accounted for 11% and 13% of net sales for the three and six months ended June 30, 1997, and one customer accounted for 24% and 17% of net sales for the three and six months ended June 30, 1996. Three other customers accounted for 18%, 13% and 12% of net sales for the three months ended June 30, 1997. The Company expects a significant portion of its future sales to remain concentrated within a limited number of strategic customers. There can be no assurance that the Company will be able to retain its strategic customers or that such customers will not cancel or reschedule orders or, in the event orders are canceled, that such orders will be replaced by other sales. In addition, sales to any particular customer may fluctuate significantly from quarter to quarter. The occurrence of any such events or the loss of a strategic customer could have a material adverse effect on the Company's operating results.

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

     GROSS MARGIN

     Gross margin percentage decreased to 35.3% for the three months ended June 30, 1997 from 38.0% for the three months ended June 30, 1996. The decrease was due to decreases in overall average selling prices. Gross margin percentage remained relatively constant in the six months ended June 30, 1997 and 1996. The Company currently expects its gross margin percentage for the three months ending September 30, 1997 to approximate current levels.

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

     RESEARCH AND DEVELOPMENT EXPENSES

     The Company has made and intends to continue to make significant investments in research and development to remain competitive by developing new and enhanced products. Research and development expenses were $21.0 million for the three months ended June 30, 1997, an increase of $5.9 million from $15.1 million for the three months ended June 30, 1996. Research and development expenses were $40.0 million for the six months ended June 30, 1997, an increase of $10.2 million from $29.8 million for the six months ended June 30, 1996. Research and development spending increases reflect additions to the Company's engineering staff and nonrecurring engineering and initial product verification expenses related to the expected introduction of new products. Research and development spending is expected to increase in absolute dollars in 1997 as a result of the product development activities currently underway for the desktop, mobile and home PC markets with a focus on full motion video, 3D, and audio.

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

     SELLING, MARKETING AND ADMINISTRATIVE EXPENSES

     Selling, marketing and administrative expenses were $13.5 million for the three months ended June 30, 1997, an increase of $1.9 million from $11.6 million for the three months ended June 30, 1996. Selling, marketing and administrative expenses were $26.1 million for the six months ended June 30, 1997 an increase of $3.6 million from $22.5 million in the six months ended June 30, 1996. Selling and marketing costs increased as a result of additional personnel, increased commissions and increased marketing costs associated with the expected introduction of new products. Administrative costs have increased due to the hiring of additional personnel necessary to support the increased level of operations. The Company anticipates that selling, marketing and administrative expenses will increase in absolute dollars in 1997.

        OTHER INCOME (EXPENSE), NET

     Other expense, decreased to $0.3 million for the three months ended June 30, 1997, from $0.7 million of interest income for the three months ended June 30, 1996. Other expense decreased to $0.3 million for the six months ended June 30, 1997, from $1.7 million of interest income for the six months ended June 30, 1996. The decrease is attributable to the interest expense incurred on $103.5 million aggregate principal amount of convertible subordinated notes, which were issued by the Company in September 1996. The interest expense is partially offset by the interest income due to the higher average amounts of cash and short-term investments as a result of the net proceeds of approximately $100.1 million from the sale of the convertible subordinated notes.

        INCOME TAXES

     The Company's effective tax rate for the three months and six months ended June 30, 1997 is 38%, compared to the 35% effective rate for the three months and six months ended June 30, 1996. The increased tax rate is primarily attributable to the expiration of the federal research and development credit as of May 31, 1997.

     LIQUIDITY AND CAPITAL RESOURCES

     Cash used for operating activities for the six months ended June 30, 1997 was $5.8 million, as compared to $6.9 million for the six months ended June 30, 1996. The Company experienced an increase from December 31, 1996 in accounts receivable, other assets and accrued liabilities and other liabilities. These increases were partially offset by decreases in inventories, prepaid expenses and income taxes payable. The Company experienced an increase in accounts receivable from the level at December 31, 1996 due to the substantial concentration of sales in June 1997 resulting from increased shipments in the third month of the second quarter over either of the first two months of the quarter relative to what the Company experienced in previous quarters.

     Investing activities for the six months ended June 30, 1997 and 1996 reflected property and equipment purchases, net, of $20.2 million and $9.4 million, respectively, short term investments, and deferred royalties related to the Brooktree license agreement. Continued expansion of the Company's business may require higher levels of capital equipment purchases, technology investments, foundry investments and other payments to secure manufacturing capacity. In June 1997, the Company made a $5.0 million equity investment in Faroudja, Laboratories, Inc. ("Faroudja"). The Company and Faroudja are working jointly, pursuant to a license agreement, to develop integrated circuits incorporating Faroudja's video processing technology for use in PC's.

     Financing activities provided cash of $8.9 million in the six months ended June 30, 1997 and 1996. Borrowings on the line of credit and proceeds from the issuance of common stock were the principal financing activities that generated cash in these periods.

     In 1995, the Company entered into two long-term manufacturing capacity arrangements. The Company entered into an agreement with UMC and Alliance Semiconductor Corporation to form USC, a separate Taiwanese company, for the purpose of building and managing a semiconductor manufacturing facility in the Science Based Industrial Park in Hsin Chu City, Taiwan, Republic of China. The Company invested $53.0 million in 1996 and $36.4 million in 1995 for its 23.75% equity interest. The facility commenced production utilizing advanced submicron semiconductor manufacturing processes in late 1996. The Company has the right to purchase up to 31.25% of the output from the foundry. In addition, the Company expanded and formalized its relationship with TSMC to provide additional capacity over the 1996 to 2000 timeframe. The agreement with TSMC requires the Company to make certain annual advance payments to be applied against the following years capacity. The Company has signed promissory notes to secure these payments, which total $24.0 million as of June 30, 1997, over the term of the agreement.

     Working capital at June 30, 1997 and December 31, 1996 was $216.4 million and $232.3 million, respectively. At June 30, 1997, the Company's principal sources of liquidity included cash and equivalents of $67.4 million and $55.9 million in short-term investments. In addition, the Company has a $25.0 million unsecured revolving line of credit that expires September 1, 1997. The Company is currently in the process of renewing the line of credit. The Company had $5.0 million outstanding under the line of credit as of June 30, 1997. In addition, the Company has a separate secured equipment line of credit totaling $3.5 million. The Company had $2.4 million outstanding under this secured equipment line of credit at June 30, 1997. The Company believes that its available funds and its anticipated funds from operations will satisfy the Company's projected working capital, existing foundry supply agreement and capital expenditure requirements for at least the next 12 months, other than expenditures for future potential manufacturing agreements.

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

FACTORS THAT MAY AFFECT RESULTS

      Fluctuations in Quarterly Operating Results

The Company's operating results have historically been, and will continue to be, subject to quarterly and other fluctuations due to a variety of factors, including changes in pricing policies by the Company, its competitors or its suppliers, anticipated and unanticipated decreases in unit average selling prices of the Company's products, availability and cost of products from the Company's suppliers, changes in the mix of products sold and in the mix of sales by distribution channels, the gain or loss of significant customers, new product introductions by the Company or its competitors, market acceptance of new or enhanced versions of the Company's products, seasonal customer demand, and the timing of significant orders. Operating results could also be adversely affected by general economic and other conditions affecting the timing of customer orders and capital spending, a downturn in the market for PCs, order cancellations or rescheduling and the other factors discussed below. These factors could adversely affect demand for the Company's products. In addition, the pricing environment for graphics accelerators has recently experienced increasing pricing pressures and is expected to continue to experience pricing pressures, due in part to aggressive pricing from certain of the Company's competitors. In particular, the Company's Trio family of integrated 2D accelerators, which accounted for a majority of the Company's revenues in 1996, experienced significant decreases in average selling prices in 1997. The graphics accelerator market is transitioning from 2D acceleration to 3D acceleration, and the Company has introduced its ViRGE family of 2D/3D accelerators in response to this transition. As a result of the entry of competitors into the 3D acceleration market, the Company has experienced and anticipates that it may continue to experience increased pricing pressures on average selling prices for the ViRGE family of 2D/3D accelerators. If the transition occurs slower than expected, if the Company's 2D/3D products do not achieve market acceptance, or if pricing pressures increase above normal anticipated levels, the Company's operating results could be adversely affected. Further, because the Company is continuing to increase its operating expenses for personnel and new product development, the Company's operating results would be adversely affected if such budgeted sales levels were not achieved. PC graphics and multimedia subsystems include, in addition to the Company's products, a number of other components which are supplied by third-party manufacturers. Any shortage of such components in the future could adversely affect the Company's business and operating results. Furthermore, it is possible that the Company's products may be found to be defective after the Company has already shipped significant volume production. There can be no assurance that the Company would be able to successfully correct such defects or that such corrections would be acceptable to customers, and the occurrence of such events could have a material adverse effect on the Company's business and operating results.

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

     If new products are not brought to market in a timely manner or do not address market needs or achieve market acceptance, then the Company's operating results could be adversely affected. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

   Substantial Competition

     The market for the Company's products is extremely competitive and is characterized by declining selling prices over the life of a particular product and rapid technological changes. The Company's principal competitors for graphics accelerators include ATI Technologies, Inc., Cirrus Logic, Inc., Matrox Graphics Inc., and Trident Microsystems, Inc. The Company's principal competitors in the multimedia market include the companies named in the preceding sentence and a number of smaller companies which may have greater flexibility to address specific market needs. Potential competitors in these markets include both large and emerging domestic and foreign semiconductor companies. In particular, there is a significant number of established and emerging companies that have developed, are developing or have announced plans to develop 3D graphics chips, including Intel Corporation and Lockheed Martin Corporation, which have announced that they are jointly developing such chips, which are currently expected to become available in the second half of 1997, and Texas Instruments Incorporated, which has announced a development and marketing agreement with 3Dlabs Inc., Ltd. Microsoft is working with a number of companies, including Cirrus Logic, Inc., Samsung Electronics Co., Ltd., Philips N.V. and Fujitsu Ltd., to implement this architecture. In addition, Intel Corporation has entered into a definitive agreement to acquire Chips and Technologies, Inc., a leading provider of accelerators for the mobile PC market. There can be no assurance that the Company's product offerings to address the demand for the next generation of 2D/3D accelerators will be competitive, and if such product offerings are not competitive, the Company's results of operations in 1997 and future periods could be materially and adversely affected. The entry of additional competitors into the 2D/3D accelerator market has resulted in and is expected to continue to result in pricing pressures on average selling prices of the Company's products. To the extent the Company expands its product line to add products with additional functionality, it will encounter substantial competition from established semiconductor companies and may experience competition from companies designing chips based on different technologies, such as software-centric multimedia processors. Further, the need of PC manufacturers to rapidly introduce a variety of products aimed at different segments of the PC market may lead to the shift by such system OEMs to the purchase of graphics and multimedia add-in cards provided by others. Certain of the Company's competitors supply both add-in cards and accelerator chips, which may provide those competitors with an advantage over suppliers such as the Company that supply only accelerator chips. In addition, certain of the Company's potential competitors that supply add-in cards and/or motherboards, such as Intel Corporation, may seek to use their card/board business to leverage the startup of their graphics accelerator business. Certain of the Company's current and potential competitors have greater technical, manufacturing, financial and marketing resources than the Company. The Company believes that its ability to compete successfully depends upon a number of factors both within and outside of its control, including product performance, product features, product availability, price, quality, timing of new product introductions by the Company and its competitors, the emergence of new graphics and PC standards, customer support, and industry and general economic trends. There can be no assurance that the Company will have the financial resources, technical expertise, or marketing, distribution and support capabilities to compete successfully. The Company's future success will be highly dependent upon the successful development and introduction of new products that are responsive to market needs. There can be no assurance that the Company will be able to successfully develop or market any such products.

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

   Importance of Intellectual Property; Litigation Involving Intellectual
   Property

     The Company's ability to compete will be affected by its ability to protect its proprietary information. The Company has filed several United States and foreign patent applications and to date has a number of issued United States patents. The Company relies primarily on its trade secrets and technological know-how in the conduct of its business. There can be no assurance that the steps taken by the Company to protect its intellectual property will be adequate to prevent misappropriation of its technology or that the Company's competitors will not independently develop technologies that are substantially equivalent or superior to the Company's technology. The semiconductor and software industries are characterized by frequent claims and related litigation regarding patent and other intellectual property rights. The Company has been and can be in the future party to various claims of this nature. Although the ultimate outcome of these matters is not presently determinable, management presently believes that the resolution of all such pending matters will not have a material adverse effect on the Company's operating results. There can be no assurance that third parties will not assert additional claims or initiate litigation against the Company, its foundries, or its customers with respect to existing or future products. In addition, the Company may initiate claims or litigation against third parties for infringement of the Company's proprietary rights or to determine the scope and validity of the proprietary rights of the Company or others. Litigation by or against the Company has in the past, in the case of the Brooktree Corporation ("Brooktree") litigation, resulted and could in the future result in substantial expense to the Company and diversion of the efforts of the Company's technical and management personnel, whether or not litigation is determined in favor of the Company. In the event of litigation to determine the validity of any third-party claims, such litigation could result in significant expense to the Company and divert the efforts of the Company's technical and management personnel, whether or not litigation is determined in favor of the Company. In the event of an adverse result in any such litigation, the Company could be required to pay substantial damages, cease the manufacture, use, sale, offer for sale and importation of infringing products, expend significant resources to develop or obtain non-infringing technology, discontinue the use of certain processes or obtain licenses to the technology which is the subject of the litigation. There can be no assurance that the Company would be successful in such development or acquisition or that any such licenses, if available, would be available on commercially reasonable terms, and any such development or acquisition could require expenditures by the Company of substantial time and other resources. Any such litigation or adverse result therefrom could have a material adverse effect on the Company's operating results.

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

    Volatility of Stock Price

The market price of the shares of Common Stock, like that of the common stock of many other semiconductor companies, has been and is likely to be highly volatile, and the market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. The market price of the Common Stock could be subject to significant fluctuations in response to quarter-to-quarter variations in the Company's anticipated or actual operating results, announcements of new products, technological innovations or setbacks by the Company or its competitors, conditions in the semiconductor and PC industries, the commencement of, developments in or outcome of litigation, changes in or the failure by the Company to meet earnings estimates by securities analysts, market conditions for high technology stocks in general, and other events or factors.

    PART II. OTHER INFORMATION

    Item 4.    Submission of Matters to a Vote of Security Holders.

    (a) The Annual Meeting of Stockholders was held on May 7, 1997.

    (b) The following directors were elected at the meeting to serve one year terms:
        Diosdado P. Banatao
        John C. Colligan
        Terry N. Holdt
        Gary J. Johnson
        Robert P. Lee
        Carmelo J. Santoro
        Ronald T. Yara

    (c) The matters voted upon at the meeting and results of the voting with respect to those matters were as follows:


        (1)    Election of Directors               For                  Withheld
                                                   ---                  --------
               Diosdado P. Banatao             40,434,816               374,041
               John C. Colligan                40,434,416               374,441
               Terry Holdt                     40,435,091               373,766
               Gary Johnson                    40,430,556               378,301
               Robert P. Lee                   40,432,156               376,701
               Carmelo J. Santoro              40,434,331               374,526
               Ronald T. Yara                  40,432,556               376,301


        (2)    Ratification of Deloitte & Touche LLP                     For           Against       Abstain
                                                                         ---           -------       -------
               as the company's independent auditors                 40,660,605         55,568        92,684
               for fiscal 1997


    Item 6.    Exhibits and Reports on Form 8-K

    (a) Exhibits

        3(i).3  Certificate of Designation of Series A Participating Preferred
                Stock.
        3(ii)   Amended and Restated Bylaws.
        4.4     Rights Agreement dated as of May 14, 1997 between S3
                Incorporated and the First National Bank of Boston, Rights
                Agent.

    27 Financial Data Schedule (filed only with the electronic submission of Form 10-Q in accordance with the Edgar requirements)



    (b) Reports on Form 8-K

        The Company filed a Report on Form 8-K on May 20, 1997.

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


                                 S3 INCORPORATED
                                  (Registrant)



                                /S/DALE R. LINDLY
                         ------------------------------


                                 DALE R. LINDLY
                         Acting Chief Financial Officer
                  (Principal Financial and Accounting Officer)

                                 August 12, 1997

                               INDEX TO EXHIBITS



EXHIBIT
NUMBER                               EXHIBITS
-------                              --------
3(i).3          Certificate of Designation of Series A Participating
                Preferred Stock

3(ii)           Amended and Restated Bylaws.

4.4             Rights and Agreement dated as of May 14, 1997 between S3
                Incorporated and The First Boston National Bank of Boston,
                Rights Agent.

27.1            Financial Data Schedule