Form 10-Q
period 1997-09-30
S3 INC
filed 1997-11-19
CIK 850519

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

   (Mark One)

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarter ended September 30, 1997  OR

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from __________ to __________

                         Commission file number 0-21126

                                 S3 INCORPORATED
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


             DELAWARE                                    77-0204341
  ---------------------------                -----------------------------------
  [State or other jurisdiction              [I.R.S. Employer Identification No.]
of incorporation or organization]


    2801 Mission College Boulevard
           P.O. Box 58058
       Santa Clara, California                          95052-8058
---------------------------------------                 ----------
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

                            Yes  [X]      No [ ]


    The number of shares of the Registrant's Common Stock, $.0001 par value, outstanding at October 31, 1997 was 50,288,975

================================================================================

                                 S3 INCORPORATED
                                    FORM 10-Q


                                      INDEX

                                                                                PAGE
                                                                                ----
PART I. CONDENSED CONSOLIDATED FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements:


        Condensed Consolidated Balance Sheets
        September 30, 1997 and December 31, 1996                                  3

        Condensed Consolidated Statements of Operations
        Three months and nine months
        ended September 30, 1997 and 1996                                         4

        Condensed Consolidated Statements of Cash Flows
        Nine months ended September 30, 1997 and 1996                             5

        Notes to Unaudited Condensed Consolidated Financial Statements           6-8


Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                           9-22


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                       23

Item 2.  Changes in Securities                                             Not Applicable

Item 3.  Defaults Upon Senior Securities                                   Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders               Not Applicable

Item 5.  Other Information                                                 Not Applicable

Item 6.  Exhibits and Reports on Form 8-K                                        23

Signatures                                                                       24

   PART I. FINANCIAL INFORMATION
   Item 1. Financial Statements

                                 S3 INCORPORATED
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (Dollars in thousands, except share data)


                                                                                    December 31,
                                                                    September 30,       1996
                                                                        1997       (As Restated)
                                                                    ------------   -------------
                                                                     (Unaudited)    (Unaudited)
                                     ASSETS
Current assets:
   Cash and equivalents                                               $ 67,399       $ 94,616
   Short-term investments                                               44,692         62,768
   Accounts receivable (net of allowances of $3,340 in 1997
     and $2,648 in 1996)                                               117,458         76,120
   Inventories, net                                                     50,727         53,466
   Prepaid expenses and other                                           35,715         34,369
                                                                      --------       --------
               Total current assets                                    315,991        321,339

Property and equipment,  net                                            48,593         34,047
Production capacity rights                                              14,400         14,400
Investment in joint venture                                            112,108         93,430
Other assets                                                            44,542         17,246
                                                                      --------       --------
               Total                                                  $535,634       $480,462
                                                                      ========       ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                   $ 66,039       $ 51,160
   Notes payable                                                        28,461         17,802
   Accrued liabilities                                                  14,896         12,063
   Deferred revenue                                                     21,760         12,113
   Income taxes payable                                                     --          2,651
                                                                      --------       --------
               Total current liabilities                               131,156         95,789

Notes payable                                                            4,800         14,400
Other liabilities                                                        9,188          6,452
                                                                      --------       --------
               Total liabilities                                       145,144        116,641
                                                                      --------       --------
Convertible Subordinated Notes                                         103,500        103,500
                                                                      --------       --------

Commitments and contingencies (Notes 5 and 6)

Stockholders' equity:
   Common Stock, $.0001 par value; 70,000,000 shares
     authorized; 50,194,051 and 48,331,794 shares outstanding
     in 1997 and 1996                                                  178,987         169,411
   Unrealized gain (loss) on short-term investments                         39             (54)
   Retained earnings                                                   107,964          90,964
                                                                      --------        --------
               Total stockholders' equity                              286,990         260,321
                                                                      --------        --------
               Total                                                  $535,634        $480,462
                                                                      ========        ========


               See accompanying notes to the unaudited condensed
                       consolidated financial statements.

                                              S3 INCORPORATED
                              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (In thousands, except per share data)
                                                (Unaudited)

                                                         Three Months Ended                    Nine Months Ended
                                                   --------------------------------      ------------------------------
                                                   September 30,      September 30,      September 30,    September 30,
                                                        1997              1996               1997               1996
                                                   -------------      -------------      -------------    -------------
                                                                       (As Restated)                       (As Restated)
Net sales                                            $ 119,604           $110,085          $ 334,448           $311,327

Cost of sales                                           78,791             68,079            207,039            191,391
                                                     ---------           --------          ---------           --------

Gross margin                                            40,813             42,006            127,409            119,936

Operating expenses:
   Research and development                             20,057             15,897             60,028             45,675
   Selling, marketing and administrative                13,763             12,858             39,895             35,359
                                                     ---------           --------          ---------           --------
        Total operating expenses                        33,820             28,755             99,923             81,034
                                                     ---------           --------          ---------           --------

Income from operations                                   6,993             13,251             27,486             38,902
Other income (expense), net                               (737)               277             (1,008)             1,986
                                                     ---------           --------          ---------           --------

Income before income taxes                               6,256             13,528             26,478             40,888

Provision for income taxes                               1,872              4,600              9,478             13,869
                                                     ---------           --------          ---------           --------

Net income                                           $   4,384           $  8,928          $  17,000           $ 27,019
                                                     =========           ========          =========           ========


Net income per common and equivalent share:

     Primary                                         $    0.08           $   0.17          $    0.33           $   0.54
                                                     =========           ========          =========           ========

     Assuming full dilution                          $    0.08           $   0.17          $    0.33           $   0.53
                                                     =========           ========          =========           ========

Shares used in computing net income per
common and equivalent share:

     Primary                                            52,380             51,101             51,232             50,421
                                                     =========           ========          =========           ========

     Assuming full dilution                             52,380             52,932             53,020             51,031
                                                     =========           ========          =========           ========


                See accompanying notes to the unaudited condensed
                       consolidated financial statements.

                                            S3 INCORPORATED
                            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (Dollars in thousands)
                                              (Unaudited)


                                                                          Nine Months Ended
                                                                   ---------------------------------
                                                                   September 30,      September 30,
                                                                        1997              1996
                                                                   -------------      --------------
                                                                                      (As Restated)
Operating activities:
   Net income                                                        $ 17,000           $  27,019
   Adjustments to reconcile net income to net cash used for
   operating activities:
       Deferred income taxes                                            3,229                (994)
       Depreciation and amortization                                   13,203               7,717
       Equity in income from joint venture                            (18,678)                 --
       Changes in assets and liabilities:
             Accounts receivable                                      (41,338)            (20,621)
             Inventories                                                2,739              (9,572)
             Prepaid expenses and other                                (3,221)             (6,794)
             Production capacity rights                                    --              (7,200)
             Accounts payable                                          14,879             (26,073)
             Accrued liabilities                                        4,937               6,319
             Deferred revenue                                           9,647              10,201
             Income taxes payable                                      (2,651)             (1,477)
                                                                     --------           ---------
   Net cash used for operating activities                                (254)            (21,475)
                                                                     --------           ---------

Investing activities:
   Property and equipment purchases, net                              (25,435)            (12,515)
   Investment in real estate partnership                                   --              (2,100)
   Sales/maturities of short-term investments, net                     18,169              11,389
   Technology investments                                             (16,200)                 --
   Investment in joint venture                                             --             (26,921)
   Other assets                                                       (12,875)                 --
                                                                     --------           ---------
   Net cash used for investing activities                             (36,341)            (30,147)
                                                                     --------           ---------

Financing activities:
   Sale of common stock, net                                            9,576               3,391
   Sale of convertible subordinated notes                                  --             103,500
   Debt issuance costs                                                     --              (3,250)
   Net borrowings (repayments) of notes payable                        (9,600)                 --
   Borrowings on equipment financing                                    9,402               6,500
   Net borrowings of notes payable                                         --               3,000
                                                                     --------           ---------
   Net cash provided by financing activities                            9,378             113,141
                                                                     --------           ---------

Net increase (decrease) in cash and equivalents                       (27,217)             61,519
Cash and cash equivalents at beginning of period                       94,616              69,289
                                                                     --------           ---------
Cash and cash equivalents at end of period                           $ 67,399           $ 130,808
                                                                     ========           =========

               See accompanying notes to the unaudited condensed
                       consolidated financial statements.

                                 S3 INCORPORATED
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.      Basis of Presentation:

        The condensed consolidated financial statements have been prepared by S3 Incorporated, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and include the accounts of S3 Incorporated and its wholly-owned subsidiaries ("S3" or collectively the "Company"). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company, the financial statements reflect all adjustments consisting only of normal recurring adjustments except as discussed in note 2 below, necessary for a fair presentation of the financial position at September 30, 1997, the operating results for the three and nine months ended September 30, 1997 and 1996, and cash flows for the nine months ended September 30, 1997 and 1996.

        The results of operations for the three months and nine months ended September 30, 1997 are not necessarily indicative of the results that may be expected for the future quarters or the year ending December 31, 1997. Certain reclassifications of 1996 amounts were made in order to conform to the 1997 presentation.


2.      Restatement of Financial Statements for Previous Periods

        Subsequent to the filing of the Company's Form 10-Q for the quarter ended June 30, 1997, the Company discovered that its accounting policies with respect to revenue recognition for international sales had not been fully followed. The Company's policy is to defer recognition of revenue on all sales to distributors until the product is sold by each distributor to its customers. Following a preliminary review, the Company believes that in certain instances, revenue was recognized at the time of shipment of product to the Company's distributors instead of at the time the distributor sold the product to its customer. The Company's review of this matter is ongoing and is being conducted by the Audit Committee of the Board of Directors. Although the review has not been completed, the Company believes that it has quantified the revenue misstatements related to its distributors and has reported the effects as restatements in this quarterly report. The effects of such restatements are summarized as follows in thousands except per share amount:


                                                                 Three Months Ended,     Nine Months Ended,
                                                                 September 30, 1996      September 30, 1996
                                                                 -------------------     ------------------
Net sales before restatement                                           $119,440                $333,337
Net sales after restatement                                            $110,085                $311,327

Cost of sales before restatement                                       $ 72,824                $203,691
Cost of sales after restatement                                        $ 68,079                $191,391

Net income before restatement                                          $ 11,788                $ 32,888
Net income after restatement                                           $  8,928                $ 27,019

Net income per common and equivalent share before restatement          $   0.23                $   0.65
Net income per common and equivalent share after restatement           $   0.17                $   0.54

                                                                 At December 31, 1996
                                                                 --------------------
Deferred revenue before restatement                                   $    624
Deferred revenue after restatement                                    $ 12,113

Total liabilities before restatement                                  $109,862
Total liabilities after restatement                                   $116,641

Total stockholder's equity before restatement                         $267,100
Total stockholder's equity after restatement                          $260,321

After further review, the Company will reissue its annual financial statements for the year ended December 31, 1996. Until that time, no reliance should be placed on the 1996 financial statements or independent auditors' report thereon included in the 1996 Annual Report on Form 10-K or on the financial statements included in the quarterly reports on Form 10-Q previously filed in 1996 and 1997.

3.      Inventories:

        Inventories consist of work in process and finished goods and are stated at the lower of cost (first-in, first-out) or market.


                                          September 30,    December 31,
         Inventories consist of:             1997             1996
                                          ------------     ------------
                                                 (in thousands)
        Work in process                     $27,584          $22,556
        Finished goods                       23,143           30,910
                                            -------          -------
           Total                            $50,727          $53,466
                                            =======          =======


4.      Net income per share:

        Primary per share data is computed based on the weighted average number of common and dilutive common equivalent shares outstanding. Common equivalent shares include stock options and shares subscribed under the employee stock purchase plan (computed using the treasury stock method). Fully diluted per share data is computed using the most dilutive assumptions and by adjusting the primary per share data and net income for the effect of the conversion of the 5 3/4% Convertible Subordinated Notes outstanding during the period and the elimination of the related interest and amortization of issue costs, net of income taxes.


5.      Wafer supply agreements and commitments

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

        In addition, in 1995 the Company expanded and formalized its relationship with Taiwan Semiconductor Manufacturing Company (TSMC) to provide additional capacity over the 1996 to 2000 timeframe. The agreement with TSMC requires the Company to make certain annual advance payments to be applied against the following years capacity. The Company has signed promissory notes to secure these payments over the term of the agreement. At September 30, 1997, the remaining advance payments (and corresponding promissory notes) totaled $31.2 million ($16.8 million in prepaid expenses and $14.4 million in production capacity rights).

        In the ordinary course of business, the Company places purchase orders with its wafer suppliers based on its existing and anticipated customer orders for its products. Should the Company experience a substantial unanticipated decline in the selling price of its products and/or demand thereof, it could result in a material loss on such purchase commitments.


6.      Contingencies

        The semiconductor and software industries are characterized by frequent litigation regarding patent and other intellectual property rights and other contract disputes. The Company has been and can be in the future party to various claims of this nature. Although the ultimate outcome of these matters is not presently determinable, management believes that the resolution of all such matters will not have a material adverse effect on the Company's financial position or results of operations.
See Note 8 concerning litigation.


7.      Recently Issued Accounting Standards

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

        If SFAS 128 had been in effect during the current and prior year periods, basic EPS would have been $0.09 and $0.19 for the three months ended September 30, 1997 and 1996 respectively. Basic EPS would have been $0.35 and $0.57 for the nine months ended September 30, 1997 and 1996 respectively. Diluted EPS under SFAS 128 would have been $0.08 and $0.17 for the three months ended September 30, 1997 and 1996 respectively. Diluted EPS for the nine months ended September 30, 1997 and 1996 would have been $0.33 and $0.54 respectively.

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


8.      Subsequent Events

        In November 1997, several complaints were filed in federal and state courts seeking an unspecified amount of damages on behalf of an alleged class of persons who purchased shares of the Company's Common Stock at various times between January 1, 1995 and November 3, 1997. The complaints name as defendants the Company, certain of its officers and former officers and certain directors of the Company and its outside auditors, asserting that they violated federal and state securities laws by misrepresenting and failing to disclose certain information about the Company's business. The Company has not formally responded to the complaints. While management intends to defend the actions vigorously, there can be no assurance that an adverse result or settlement with regards to these lawsuits would not have a material adverse effect on the Company's financial condition or results of operations.

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

        Subsequent to the filing of the Company's Form 10-Q for the quarter ended June 30, 1997, the Company discovered that its accounting policies with respect to revenue recognition for international sales had not been fully followed. The Company's policy is to defer recognition of revenue on all sales to distributors until the product is sold by each distributor to its customers. Following a preliminary review, the Company believes that in certain instances, revenue was recognized at the time of shipment of product to the Company's distributors instead of at the time the distributor sold the product to its customer. The Company's review of this matter is ongoing and is being conducted by the Audit Committee of the Board of Directors. As a result, the Company's quarterly financial statements have been restated from the amounts previously reported to reflect the recognition of revenue at the time of sale by the distributor to the customer. See note 2 of notes to unaudited condensed consolidated financial statements.

RESULTS OF OPERATIONS

        The following table sets forth for the periods indicated certain financial data as a percentage of net sales:

                                               Three Months Ended             Nine Months Ended
                                        September 30,    September 30,    September 30,   September 30,
                                             1997              1996           1997            1996
                                        ------------     -------------    ------------    -------------
                                                         (As Restated)                    (As Restated)
Net sales                                   100.0%           100.0%          100.0%           100.0%
Cost of sales                                65.9             61.8            61.9             61.5
                                            -----            -----           -----            -----
Gross margin                                 34.1             38.2            38.1             38.5
                                            -----            -----           -----            -----
Operating expenses:
   Research and development                  16.8             14.4            18.0             14.7
   Selling, marketing and
     administrative                          11.5             11.7            11.9             11.3
                                            -----            -----           -----            -----
        Total operating expenses             28.3             26.1            29.9             26.0
                                            -----            -----           -----            -----
Income from operations                        5.8             12.1             8.2             12.5
Other income (expense), net                  (0.6)             0.2            (0.3)             0.6
                                            -----            -----           -----            -----
Income before income taxes                    5.2             12.3             7.9             13.1
Provision for income taxes                    1.6              4.2             2.8              4.5
                                            -----            -----           -----            -----
Net income                                    3.6%             8.1%            5.1%             8.6%
                                            =====            =====           =====            =====

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

        NET SALES

        The Company's net sales to date have been generated from the sale of its graphics and multimedia accelerators. The Company's products are used in, and its business is dependent on, the personal computer industry with sales primarily in Asia, the U.S., and Europe. Net sales were $119.6 million for the three months ended September 30, 1997, a 9% increase above the $110.1 million of net sales for the three months ended September 30, 1996. Net sales were $334.4 million for the nine months ended September 30, 1997 or 7% above the $311.3 million of net sales for the nine months ended September 30, 1996. Year to date net sales increased primarily as a result of demand for the Company's ViRGE and Trio families of integrated accelerators that resulted in increased unit shipments. The increase in unit shipments was partially offset by lower overall average selling prices.

        Due to competitive price pressures, the Company's products experience declining unit average selling prices over time, which at times can be substantial. The pricing environment for 2D graphics accelerators, which accounted for a majority of the Company's net sales in 1996, has recently experienced and is expected to continue to experience increasing pricing pressures due to aggressive pricing from certain of the Company's competitors. In particular, the Company's Trio family of integrated 2D accelerators experienced significant decreases in average selling prices in 1996 which has continued during the first nine months of 1997. The graphics accelerator market is transitioning from 2D acceleration to 3D acceleration, and the Company introduced its ViRGE family of 2D/3D accelerators in response to this transition. As a result of the entry of competitors into the 3D acceleration market, the Company has experienced and anticipates that it may continue to experience increased pricing pressures on average selling prices for the ViRGE family of 2D/3D accelerators. The Company experienced significant price competition for its products in the three and nine months ended September 30, 1997. The Company currently anticipates sequential price declines in the fourth quarter of 1997 and the first half of 1998. The Company expects that the percentage of its net sales represented by any one product or type of product may change significantly from period to period as new products are introduced and existing products reach the end of their product life cycles. If the transition occurs slower than expected, if the Company's graphic products do not achieve market acceptance, or if the pricing pressures increase or continue in the manner experienced in the first nine months of 1997, then the Company's operating results could be adversely affected.

        Export sales accounted for 76% and 57% of net sales for the three months ended September 30, 1997 and 1996, respectively. Export sales accounted for 68% and 76% of net sales for the nine months ended September 30, 1997 and 1996 respectively. Approximately 20% and 19% of export sales for the three and nine months ended September 30, 1997 were to affiliates of United States customers. The Company expects that export sales will continue to represent a significant portion of net sales, although there can be no assurance that export sales as a percentage of net sales will remain at current levels. All sales transactions were denominated in U.S. dollars.

        Four customers accounted for 24%, 17%, 15% and 11% of net sales for the three months ended September 30, 1997, and three customer accounted for 24%, 15%, and 11% of net sales for the nine months ended September 30, 1997. Comparatively, three customers accounted for 22%, 14% and 10% of net sales for the three months ended September 30, 1996, and two customer accounted for 16% and 14% of net sales for the nine months ended September 30, 1996. The Company expects a significant portion of its future sales to remain concentrated within a limited number of strategic customers. There can be no assurance that the Company will be able to retain its strategic customers or that such customers will not cancel or reschedule orders or, in the event orders are canceled, that such orders will be replaced by other sales. In addition, sales to any particular customer may fluctuate significantly from quarter to quarter. The occurrence of any such events or the loss of a strategic customer could have a material adverse effect on the Company's operating results.

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

        GROSS MARGIN

        Gross margin percentage decreased to 34% for the three months ended September 30, 1997 from 38% for the three months ended September 30, 1996. The decrease was due to decreases in overall average selling prices coupled with the Company's mix of product sold. Gross margin percentage decreased to 38% for the nine months ended September 30, 1997 from 39% for the nine months ended September 30, 1996. The Company currently expects its gross margin percentage for the three months ending December 31, 1997 to approximate current levels or decrease as a percentage of revenue.

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

        RESEARCH AND DEVELOPMENT EXPENSES

        The Company has made and intends to continue to make significant investments in research and development to remain competitive by developing new and enhanced products. Research and development expenses were $20.1 million for the three months ended September 30, 1997, an increase of $4.2 million from $15.9 million for the three months ended September 30, 1996. Research and development expenses were $60.0 million for the nine months ended September 30, 1997, an increase of $14.3 million from $45.7 million for the nine months ended September 30, 1996. Research and development spending increases reflect additions to the Company's engineering staff and nonrecurring engineering and initial product verification expenses related to the expected introduction of new products. Research and development spending is expected to increase in absolute dollars in 1997 as a result of the product development activities currently underway for the desktop, mobile and home PC markets with a focus on full motion video, 3D, and audio.

        Products in the Company's market typically have a life cycle of 12 to 24 months. The successful development and commercialization of new products required to replace or supplement existing products involve many risks, including the identification of new product opportunities, the successful and timely completion of the development process, and the selection of the Company's products by leading systems suppliers and board manufacturers for design into their products. The Company currently lacks product offerings addressing the high end of the desktop graphics market. These products are currently expected to be announced in the first half of 1998. There can be no assurance that these products will achieve market acceptance or that the Company will successfully identify new product opportunities and develop and bring to the market in a timely manner successful new products, that products or technologies developed by others will not render the Company's products noncompetitive, or that the Company's products will be selected for design into its customers' products. In addition, it is possible that the Company's products may be found defective after the Company has already shipped significant volume production. There can be no assurance that the Company would be able to successfully correct such problems or that such corrections would be acceptable to customers. The occurrence of any such events would have a material adverse effect on the Company's operating results.

        SELLING, MARKETING AND ADMINISTRATIVE EXPENSES

        Selling, marketing and administrative expenses were $13.8 million for the three months ended September 30, 1997, an increase of $0.9 million from $12.9 million for the three months ended September 30, 1996. Selling, marketing and administrative expenses were $39.9 million for the nine months ended September 30, 1997 an increase of $4.5 million from $35.4 million in the nine months ended September 30, 1996. Selling and marketing costs increased as a result of additional personnel, increased commissions and increased marketing costs associated with the expected introduction of new products. Administrative costs have increased due to the hiring of additional personnel necessary to support the increased level of operations. The Company anticipates that selling, marketing and administrative expenses will increase in absolute dollars for the three months ended December 31, 1997.

        OTHER INCOME (EXPENSE), NET

        Other expense, decreased to $(0.7) million for the three months ended September 30, 1997, from $0.3 million of interest income for the three months ended September 30, 1996. Other expense decreased to $(1.0) million for the nine months ended September 30, 1997, from $2.0 million of interest income for the nine months ended September 30, 1996. The decrease is attributable to the interest expense incurred on $103.5 million aggregate principal amount of convertible subordinated notes, which were issued by the Company in September 1996. The interest expense is partially offset by the interest income due to the higher average amounts of cash and short-term investments as a result of the net proceeds from the sale of the convertible subordinated notes in September of 1996.

        INCOME TAXES

        The Company's effective tax rate for the three months and nine months ended September 30, 1997 is 30% and 36% respectively, compared to an effective tax rate for the three months and nine months ended September 30, 1996 of 34%. The change in tax rate is primarily attributable to the Company's expansion into higher national and subnational tax rate jurisdictions.

        LIQUIDITY AND CAPITAL RESOURCES

        Cash used for operating activities for the nine months ended September 30, 1997 was $0.3 million, as compared to $21.5 million for the nine months ended September 30, 1996. The Company experienced an increase from December 31, 1996 in accounts receivable, other assets, accrued liabilities, deferred revenue and other liabilities. These increases were partially offset by decreases in inventories and income taxes payable. The Company experienced an increase in accounts receivable from the level at December 31, 1996 due to the substantial concentration of sales in September 1997 resulting from increased shipments in the third month of the third quarter over either of the first two months of the quarter relative to what the Company experienced in previous quarters as well as an increase in days sales outstanding.

        Investing activities for the nine months ended September 30, 1997 and 1996 reflected property and equipment purchases, net, of $25.4 million and $12.5 million, respectively and sales of short term investments of $18.2 and $11.4 million respectively. Technology investments of $16.2 million include an equity investment in Faroudja, Inc. and various patent technology acquisitions. Continued expansion of the Company's business may require higher levels of capital equipment purchases, technology investments, foundry investments and other payments to secure manufacturing capacity.

        Financing activities provided cash of $9.4 and $113.1 million in the nine months ended September 30, 1997 and 1996. Borrowings on the line of credit and proceeds from the issuance of common stock were the principal financing activities that generated cash in the nine months ended September 30, 1997. The Company completed a private placement of $103.5 million aggregate principal amount of convertible subordinated notes which was the principal financing activity that generated cash during the nine month period ended September 30, 1996.

        Working capital at September 30, 1997 and December 31, 1996 was $184.8 million and $225.5 million, respectively. At September 30, 1997, the Company's principal sources of liquidity included cash and equivalents of $67.4 million and $44.7 million in short-term investments. In addition, the Company has a $75.0 million unsecured revolving line of credit that expires September 26, 1999. The Company had $10.0 million outstanding under the line of credit as of September 30, 1997. In addition, the Company has a separate secured equipment line of credit totaling $7.6 million. The Company had $5.9 million outstanding under this secured equipment line of credit at September 30, 1997. The Company believes that its available funds and its anticipated funds from operations will satisfy the Company's projected working capital, existing foundry supply agreement and capital expenditure requirements for at least the next 12 months.

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

        Two of the Company's principal foundries, TSMC and UMC, and the Company's foundry joint venture, USC, are located in the Science-Based Industrial Park in Hsin Chu City, Taiwan. The Company currently expects these three foundries to supply the substantial portion of the Company's products in 1997 and 1998. Disruption of operations at these foundries for any reason, including work stoppages, fire, earthquakes or other natural disasters, would cause delays in shipments of the Company's products, and could have a material adverse effect on the Company's results of operations. In addition, as a result of the rapid growth of the semiconductor industry based in the Science-Based Industrial Park, severe constraints have been placed on the water and electricity supply in that region. Any shortages of water or electricity could adversely affect the Company's foundries' ability to supply the Company's products, which could have a material adverse effect on the Company's results of operations.

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


      Dependence on Accelerator Product Line

        S3's products are designed to improve the graphics and multimedia performance of Pentium-based PCs and Microsoft Windows, Windows NT and IBM OS/2 operating systems, the predominant standards in today's PC market. Any shift away from such standards would require the Company to develop new products. The Company expects that additional specialized graphics processing and general purpose computing capabilities will be integrated into future versions of Intel and other Pentium-based microprocessors and that standard multimedia accelerators in the future will likely integrate memory, system logic, audio, communications or other additional functions. The Company has not previously offered either single function or integrated accelerator products that provide these functions, which have traditionally been provided by separate single function chips or chipsets. The Company has been and will continue to be required to expand the scope of its research and development efforts to provide these functions, which will require the hiring of engineers skilled in the respective areas and additional management and coordination among the Company's design and engineering groups. Alternatively, the Company may find it necessary or desirable to license or acquire technology to enable the Company to provide these functions, and there can be no assurance that any such technology will be available for license or purchase on terms acceptable to the Company. Furthermore, there is a limited amount of space on PC motherboards, and companies that offer solutions that provide the greatest amount of functionality within this limited space may have a competitive advantage. While the Company's strategy is to develop new and enhanced graphics and multimedia accelerator products that will be complementary to present and future versions of Intel and other Pentium-based microprocessors and integrate additional functionality, there can be no assurance that the Company will be able to develop such new or enhanced products in a timely manner or correctly anticipate the additional functionality that will be required to compete effectively in this market. There can be no assurance that, if developed, the Company's new or enhanced products that incorporate these functions will achieve market acceptance. There also can be no assurance that the market for graphics and multimedia accelerators will continue to grow in the future or that new technological developments or changes in standards will not result in decreased demand for graphics and multimedia accelerators or for the Company's products that are not compatible with such changed standards. For example, in 1996, there was an absence of an industry standard 3D graphics API. As a result, the Company developed and promoted its proprietary API. Microsoft has since introduced its Direct3D API, which has emerged as the standard API for 3D acceleration. While the Company's 3D accelerators currently support the Company's proprietary API and Microsoft's Direct 3D API, there can be no assurance that another API will emerge as an industry standard that the Company's accelerators will not support. While the PC industry in recent periods has been characterized by substantial demand, such demand has historically been cyclical, and there can be no assurance that this demand will continue in future periods or that demand for the Company's products will continue. The occurrence of any such events would have a material adverse effect on the Company's operating results.

      Substantial Competition

         The market for the Company's products is extremely competitive and is characterized by declining selling prices over the life of a particular product and rapid technological changes. The Company's principal competitors for graphics accelerators include ATI Technologies, Inc., Cirrus Logic, Inc., Matrox Graphics Inc., and Trident Microsystems, Inc. The Company's principal competitors in the multimedia market include the companies named in the preceding sentence and a number of smaller companies which may have greater flexibility to address specific market needs. Potential competitors in these markets include both large and emerging domestic and foreign semiconductor companies. In particular, there is a significant number of established and emerging companies that have developed, are developing or have announced plans to develop 3D graphics chips, including Intel Corporation and Lockheed Martin Corporation, which have announced that they are jointly developing such chips, which are currently expected to become available in the second half of 1997, and Texas Instruments Incorporated, which has announced a development and marketing agreement with 3Dlabs Inc., Ltd. In addition, Intel Corporation has entered into a definitive agreement to acquire Chips and Technologies, Inc., a leading provider of accelerators for the mobile PC market. There can be no assurance that the Company's product offerings to address the demand for the next generation of 2D/3D accelerators will be competitive, and if such product offerings are not competitive, the Company's results of operations in 1997 and future periods could be materially and adversely affected. The entry of additional competitors into the 2D/3D accelerator market has resulted in and is expected to continue to result in pricing pressures on average selling prices of the Company's products. To the extent the Company expands its product line to add products with additional functionality, it will encounter substantial competition from established semiconductor companies and may experience competition from companies designing chips based on different technologies, such as software-centric multimedia processors. Further, the need of PC manufacturers to rapidly introduce a variety of products aimed at different segments of the PC market may lead to the shift by such system OEMs to the purchase of graphics and multimedia add-in cards provided by others. Certain of the Company's competitors supply both add-in cards and accelerator chips, which may provide those competitors with an advantage over suppliers such as the companies that supply only accelerator chips. In addition, certain of the Company's potential competitors that supply add-in cards and/or motherboards, such as Intel Corporation, may seek to use their card/board business to leverage the startup of their graphics accelerator business. Certain of the Company's current and potential competitors have greater technical, manufacturing, financial and marketing resources than the Company. The Company believes that its ability to compete successfully depends upon a number of factors both within and outside of its control, including product performance, product features, product availability, price, quality, timing of new product introductions by the Company and its competitors, the emergence of new graphics and PC standards, customer support, and industry and general economic trends. There can be no assurance that the Company will have the financial resources, technical expertise, or marketing, distribution and support capabilities to compete successfully. The Company's future success will be highly dependent upon the successful development and introduction of new products that are responsive to market needs. There can be no assurance that the Company will be able to successfully develop or market any such products.

      Customer Concentration

        The Company expects a significant portion of its future sales to remain concentrated within a limited number of strategic customers. This concentration is also reflected in the Company's accounts receivable where greater than 50% of the balance is held by three customers at September 30, 1997. There can be no assurance that the Company will be able to retain its strategic customers or that such customers will not otherwise cancel or reschedule orders, or in the event of canceled orders, that such orders will be replaced by other sales. In addition, sales to any particular customer may fluctuate significantly from quarter to quarter. The occurrence of any such events could have a material adverse effect on the Company's operating results.

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

      Importance of Intellectual Property; Litigation Involving Intellectual P roperty

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

      International Operations

        The Company expects that export sales will continue to represent a significant portion of net sales, although there can be no assurance that export sales, as a percentage of net sales, will remain at current levels. In addition, a substantial proportion of the Company's products are manufactured, assembled and tested by independent third parties in Asia. Due to its export sales and independent third party manufacturing, assembly and testing operations, and its joint venture foundry, the Company is subject to the risks of conducting business internationally, including unexpected changes in, or impositions of, legislative or regulatory requirements, fluctuations in the U.S. dollar, which could increase the sales price in local currencies of the Company's products in foreign markets or increase the cost of wafers purchased by the Company, delays resulting from difficulty in obtaining export licenses for certain technology, tariffs and other barriers and restrictions, potentially longer payment cycles, greater difficulty in accounts receivable collection, potentially adverse taxes, and the burdens of complying with a variety of foreign laws. In addition, the Company is subject to general geopolitical risks, such as political and economic instability and changes in diplomatic and trade relationships, in connection with its international operations. Two of the Company's independent foundries, UMC and TSMC, and the Company's joint venture foundry, USC, are located in Taiwan. The Company currently expects these three foundries to supply the substantial portion of the Company's products in 1998. The People's Republic of China and Taiwan at times experienced strained relations in 1995 and 1996, and the worsening of relations or the development of hostilities between the two parties could have a material adverse effect on the Company. Although the Company has not to date experienced any material adverse effect on its operations as a result of such regulatory, geopolitical, economic and other factors, there can be no assurance that such factors will not adversely impact the Company's operations in the future or require the Company to modify its current business practices. In addition, the laws of certain foreign countries may not protect the Company's intellectual property rights to the same extent as do the laws of the United States.

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

    Litigation

        In November 1997, several complaints were filed in federal and state courts seeking an unspecified amount of damages on behalf of an alleged class of persons who purchased shares of the Company's Common Stock at various times between January 1, 1995 and November 3, 1997. The complaints name as defendants the Company, certain of its officers and former officers and certain directors of the Company and its outside auditors, asserting that they violated federal and state securities laws by misrepresenting and failing to disclose certain information about the Company's business. The Company has not formally responded to the complaints. While management intends to defend the actions vigorously, there can be no assurance that an adverse result or settlement with regards to these lawsuits would not have a material adverse effect on the Company's financial condition or results of operations.

PART II. OTHER INFORMATION


Item 1.    Legal Proceedings

        In November 1997, several complaints were filed in federal and state courts seeking an unspecified amount of damages on behalf of an alleged class of persons who purchased shares of the Company's Common Stock at various times between January 1, 1995 and November 3, 1997. The complaints name as defendants the Company, certain of its officers and former officers and certain directors of the Company and its outside auditors, asserting that they violated federal securities laws by misrepresenting and failing to disclose certain information about the Company's business. The Company has not formally responded to these complaints. While Management intends to defend the actions vigorously, there can be no assurance that an adverse result or settlement with regards to these lawsuits would not have a material adverse effect on the Company's financial condition or results of operations.

        The Company has received from the United States Securities and Exchange Commission requests for information relating to the Company's recent restatement announcement. The Company has responded and intends to continue to respond to such requests.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

10.1 Revolving Credit Agreement dated as of September 26, 1997 by and among S3 Incorporated, the Lenders named therein, Comerica Bank - California as Administrative Agent, and Fleet Bank as Documentation Agent.

27 Financial Data Schedule (filed only with the electronic submission of Form 10-Q in accordance with the Edgar requirements)

(b) No Reports on Form 8-K were filed by the Company during the three months ended September 30, 1997.

                                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                       S3 INCORPORATED
                                         (Registrant)



                                       /S/WALTER D. AMARAL
                                  ------------------------------


                                          WALTER D. AMARAL
                                      Chief Financial Officer
                          (Principal Financial and Accounting Officer)

                                         November 19, 1997

                                 EXHIBIT INDEX

  10.1 Revolving Credit Agreement dated as of September 26, 1997 by and among S3 Incorporated, the Lenders named therein, Comerica Bank - California as Administrative Agent, and Fleet Bank as Documentation Agent.

  27              Financial Data Schedule