Form 10-K/A
period 1996-12-31
S3 INC
filed 1998-02-25
CIK 850519

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549
                                ---------------

                                  FORM 10-K/A
                               AMENDMENT NO. 1 TO
(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                         FOR THE TRANSITION PERIOD FROM
                               --------------- TO
                 ---------------COMMISSION FILE NUMBER 0-21126

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

================================================================================

                      AMENDED FILING OF FORM 10-K FOR 1996
                      RESTATEMENT OF FINANCIAL STATEMENTS
                       AND CHANGES TO CERTAIN INFORMATION

     On November 3, 1997, the Company announced that as a result of errors discovered in the timing of recognition of sales to several international distributors, the Company anticipated restating its financial statements. The review undertaken by the Company of the matter has resulted in the restatement of its financial statements for 1996 (see Note 2 to the Consolidated Financial Statements).

     General information in the originally filed Form 10-K was presented as of March 31, 1997 filing date or earlier, as indicated. Unless otherwise stated such, information has not been updated in this amended filing.

     Financial statement and related disclosures contained in this amended filing reflect, where appropriate, changes to conform to the restatement.

                                     PART I

ITEM 1. BUSINESS

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

MARKETS AND RECENT DEVELOPMENTS

     Subsequent to the filing of the Company's Form 10-K for the year ended December 31, 1996, the Company discovered that its accounting policies with respect to revenue recognition for international sales had not been fully followed. The Company's policy is to defer recognition of revenue on all sales to distributors until the product is sold by each distributor to its customers. Based on its review of this matter, the Company determined that in certain instances, revenue was recognized at the time of shipment of product to the Company's distributors instead of at the time the distributor sold the product to its customer. The Company's 1996 Annual Report has been restated from the amounts previously reported to defer the recognition of revenue until the time of sale by the distributor to the customer.

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

     Trio64V2. The Trio64V2(TM) is a 64-bit, DRAM and SDRAM-based graphics and video accelerator. The Trio64V2/DX(TM) is DRAM-based and pin compatible with S3's Trio64V+ accelerator. The Trio64V2/GX(TM) incorporates a synchronous memory interface to support SDRAM frame buffers for improved performance, increased resolutions and pixel depths and higher refresh rates. The Trio64V2 includes an enhanced RAMDAC, clock synthesis, enhanced video acceleration that includes vertical video filtering, and video connectivity.

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

     The Company's software includes the following drivers:

                 OPERATING SYSTEM DRIVERS                  MS-DOS SOFTWARE DRIVERS
        ------------------------------------------    ----------------------------------
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

  3D Software(1)

     S3's software strategy for its traditional 2D graphics accelerators was achieved primarily through the development of software drivers to interface the acceleration hardware with industry-standard application programmer interfaces
(APIs), including those for Windows and OS/2. Direct support for specific applica-

---------------

1 The software titles set forth below may be trademarks or registered trademarks of their respective owners.

tions was limited primarily to leading DOS-based CAD programs such as AutoCAD and Microstation, due to the APIs' role in decoupling application programs from the actual graphics hardware.

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

  Customer Concentration

     The Company's sales are concentrated within a limited customer base. Two customers, Diamond Multimedia Systems Inc. and Synnex, accounted for 16% and 15%, of net sales in 1996. Two customers, Diamond Multimedia Systems, Inc. and Intel Corporation, accounted for 17% and 12%, respectively, of net sales in 1995, and two customers, IBM and Digital Equipment Corporation, accounted for 19% and 16%, respectively, of net sales in 1994. The Company expects a significant portion of its future sales to remain concentrated within a limited number of strategic customers. There can be no assurance that the Company will be able to retain its strategic customers or that such customers will not otherwise cancel or reschedule orders, or in the event of canceled orders, that such orders will be replaced by other sales. In addition, sales to any particular customer may fluctuate significantly from quarter to quarter. The occurrence of any such events could have a material adverse effect on the Company's operating results. See "Business -- Sales, Marketing and Distribution."

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

  International Operations

     Export sales accounted for 58%, 44% and 42% of the Company's net sales in 1996, 1995 and 1994, respectively, and the Company expects that export sales will continue to represent a significant portion of net sales, although there can be no assurance that export sales, as a percentage of net sales, will remain at current levels. In addition, a substantial proportion of the Company's products are manufactured, assembled and tested by independent third parties in Asia. Due to its export sales and independent third party manufacturing, assembly and testing operations, and its joint venture foundry, the Company is subject to the risks of conducting business internationally, including unexpected changes in, or impositions of, legislative or regulatory requirements, fluctuations in the U.S. dollar, which could increase the sales price in local currencies of the Company's products in foreign markets or increase the cost of wafers purchased by the Company, delays resulting from difficulty in obtaining export licenses for certain technology, tariffs and other barriers and restrictions, potentially longer payment cycles, greater difficulty in accounts receivable collection, potentially adverse taxes, and the burdens of complying with a variety of foreign laws. In addition, the Company is subject to general geopolitical risks, such as political and economic instability and changes in diplomatic and trade relationships, in connection with its international operations. Two of the Company's independent foundries, UMC and TSMC, and the Company's joint venture foundry, USC, are located in Taiwan. The Company currently expects these three foundries to supply the substantial portion of the Company's products in 1997. The People's Republic of China and Taiwan at times experienced strained relations in 1995 and 1996, and the worsening of relations or the development of hostilities between the two parties could have a material adverse effect on the Company. Although the Company has not to date experienced any material adverse effect on its operations as a result of such regulatory, geopolitical, economic and other factors, there can be no assurance that such factors will not adversely impact the Company's operations in the future or require the Company to modify its current business practices. In addition, the laws of certain foreign countries may not protect the Company's intellectual property rights to the same extent as do the laws of the United States.

  Increased Leverage

     In connection with the sale of $103,500,000 aggregate principal amount of Convertible Subordinated Notes in September 1996, the Company's ratio of its long-term debt to its total capitalization increased from approximately 9.5% at June 30, 1996 to approximately 31.2% at December 31, 1996. As a result of this additional indebtedness, the Company's principal and interest obligations will increase substantially. The degree to which the Company is leveraged could adversely affect the Company's ability to obtain additional financing for working capital or other purposes and could make it more vulnerable to economic downturns and competitive pressures. The Company's increased leverage could also adversely affect its liquidity, as a substantial portion of available cash from operations may have to be applied to meet debt service requirements and, in the event of a cash shortfall, the Company could be forced to reduce other expenditures to be able to meet such requirements. See "Selected Consolidated Financial Data," and "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

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

     The Company sells multimedia accelerators to leading systems manufacturers such as Acer Incorporated, AST Research Incorporated, Compaq Computer Corporation, Dell Computer Corporation, Gateway 2000, Inc., Hewlett-Packard Company, IBM, Packard Bell NEC, and Toshiba Corporation and to leading add-in board and motherboard manufacturers such as Diamond Multimedia Systems, Inc., DataExpert Corporation, ELSA GmbH, Intel Corporation, Micronics Computers, Inc., Number Nine Visual Technology Corporation, STB Systems, Inc. and Vtech Holdings Limited. Sales to these customers are typically made pursuant to specific purchase orders, which are cancelable without significant penalties. In 1996, two customers, Diamond Multimedia Systems, Inc., and Synnex accounted for 16% and 15% of net sales, respectively. In 1995, two customers, Diamond Multimedia Systems, Inc. and Intel Corporation, accounted for 17% and 12%, respectively, of net sales. The Company expects a significant portion of its future sales to remain concentrated within a limited number of strategic customers. There can be no assurance that the Company will be able to retain its strategic customers or that such customers will not otherwise cancel or reschedule orders, or in the event of canceled orders, that such orders will be replaced by other sales. In addition, sales to any particular customer may fluctuate significantly from quarter to quarter. The occurrence of any such event could have a material adverse effect on the Company's operating results.

     Export sales accounted for 58%, 44%, and 42% of net sales in 1996, 1995, and 1994 respectively. Approximately 37% of export sales in 1996 were to affiliates of United States customers. Due to its export sales, the Company is subject to the risks of conducting business internationally, including those set forth above under "Factors That May Affect Results -- International Operations."

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

     In 1995, the Company entered into two long-term manufacturing capacity arrangements. The Company entered into an agreement with UMC and Alliance Semiconductor Corporation to form, USC, a separate Taiwanese company, for the purpose of building and managing a semiconductor manufacturing facility in the Science-Based Industrial Park in Hsin Chu City, Taiwan. The facility began production utilizing advanced submicron semiconductor manufacturing processes in 1996. The Company has the right to purchase 31.25% of the output from the foundry. In addition, the Company expanded and formalized its relationship with TSMC to provide additional capacity over the 1996 to 2000 time frame. The agreement with TSMC requires the Company to make certain annual advance payments to be applied against the following year's capacity. See "Management's Discussion and Analysis of Financial Condition and Results of
Operations -- Liquidity and Capital Resources."

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

ITEM 2. PROPERTIES

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

ITEM 3. LEGAL PROCEEDINGS

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

     Since November 1997, a number of complaints have been filed in federal and state courts seeking an unspecified amount of damages on behalf of an alleged class of persons who purchased shares of the Company's Common Stock at various times between January 1, 1995 and November 3, 1997. The complaints name as defendants the Company, certain of its officers and former officers and certain directors of the Company, asserting that they violated federal and state securities laws by misrepresenting and failing to disclose certain information about the Company's business. In addition, certain shareholders have filed derivative actions seeking recovery on behalf of the Company alleging, among other things, breach of fiduciary duties by such individual defendants. The Company has not formally responded to these complaints. While management intends to defend the actions against the Company vigorously, there can be no assurance that an adverse result or settlement with regards to such lawsuits would not have a material adverse effect on the Company's financial condition or results of operations.

     The Company has received from the United States Securities and Exchange Commission a request for information relating to the Company's recent restatement announcement. The Company has responded and intends to continue to respond to such requests.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers of the Company and their ages as of March 28, 1997 are as follows:

                   NAME              AGE
        ---------------------------  ----
        Diosdado P. Banatao........   50     Chairman of the Board
        Gary J. Johnson............   37     President and Chief Executive Officer
        G. Ven Venkatesh...........   39     Executive Vice President
        Harry L. Dickinson.........   49     Sr. Vice President of Sales
        Paul G. Franklin...........   54     Sr. Vice President of Operations
        Neal D. Margulis...........   33     Sr. Vice President of Research and Technology
        Ronald T. Yara.............   50     Sr. Vice President of Strategic Marketing and
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

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock is traded on the Nasdaq National Market under the symbol SIII. See "Selected Quarterly Consolidated Data" on page 47 for the range of high and low closing sales prices for the Common Stock on the Nasdaq National Market, as reported by Nasdaq.

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

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

                                                           YEARS ENDED DECEMBER 31,
                                         ------------------------------------------------------------
                                             (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS AND RATIOS)
                                             1996           1995        1994        1993       1992
                                         -------------    --------    --------    --------    -------
                                         (AS RESTATED)
STATEMENT OF INCOME DATA
Net sales..............................    $ 439,243      $316,309    $140,309    $112,969    $30,621
Gross margin(1)........................      172,876       126,542      42,334      47,309     15,332
Research and development expenses......       63,382        42,080      17,913      11,539      4,512
Selling, marketing and administrative
  expenses.............................       48,800        33,510      18,310      12,500      6,066
Income from operations.................       60,694        50,952       6,111      23,270      4,754
Income before cumulative effect of
  accounting change....................       41,588        35,374       5,502      15,120      4,447
Net income(2)..........................    $  41,588      $ 35,374    $  5,502    $ 18,620    $ 4,447
Per share amounts:
Income before cumulative effect of
  accounting change
  Primary..............................    $    0.82      $   0.75    $   0.14    $   0.41    $  0.16
  Assuming full dilution(3)............    $    0.81      $   0.75    $   0.14    $   0.41    $  0.16
Net income
  Primary..............................    $    0.82      $   0.75    $   0.14    $   0.50    $  0.16
  Assuming full dilution(3)............    $    0.81      $   0.75    $   0.14    $   0.50    $  0.16
Common and equivalent shares used in
  computing per share amount
  Primary..............................       50,929        47,013      39,614      37,472     28,662
  Assuming full dilution(3)............       52,733        47,013      39,614      37,472     28,662
Ratio of earnings to fixed
  charges(4)...........................       32.92x            --     165.98x     137.34x     19.45x
BALANCE SHEET DATA
Cash and equivalents...................    $  94,616      $ 69,289    $ 25,772    $ 22,538    $ 5,583
Short-term investments.................       62,768        24,630       8,800      21,997         --
Working capital........................      225,550       144,620      59,727      55,057      6,370
Total assets...........................      485,172       321,643      89,460      81,660     15,600
Long-term obligations..................       20,852        24,761         813         384      1,179
Convertible subordinated notes.........      103,500            --          --          --         --
Redeemable convertible preferred
  stock................................           --            --          --          --     16,761
Stockholders' equity (deficiency)......    $ 260,321      $205,864    $ 68,878    $ 60,985    $(9,938)

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

     As a result of the restatement of the Company's financial statements for 1996, certain financial statement and related disclosures contained in this item reflect, where appropriate, changes from that which appeared in the Company's originally filed Form 10-K for 1996 in order to conform to this item to the restatement. Other general information , which was presented in the originally filed Form 10-K as of the March 31, 1997 filing date or earlier, has not been updated in this item.

RESULTS OF OPERATIONS

     The following table sets forth for the years indicated certain financial data as a percentage of net sales:

                                                             YEARS ENDED DECEMBER 31,
                                                         ---------------------------------
                                                                           1995      1994
                                                             1996          -----     -----
                                                         -------------
                                                         (AS RESTATED)
        Net sales......................................       100.0%       100.0%    100.0%
        Cost of sales..................................        60.6         60.0      69.8
                                                              -----        -----     -----
        Gross margin...................................        39.4         40.0      30.2
        Operating expenses:
          Research and development.....................        14.4         13.3      12.8
          Selling, marketing and administrative........        11.1         10.6      13.0
                                                              -----        -----     -----
                  Total operating expenses.............        25.5         23.9      25.8
                                                              -----        -----     -----
        Income from operations.........................        13.9         16.1       4.4
        Other income, net..............................         0.5          1.4       0.5
                                                              -----        -----     -----
        Income before income taxes.....................        14.4         17.5       4.9
        Provision for income taxes.....................         4.9          6.3       1.0
                                                              -----        -----     -----
        Net income.....................................         9.5%        11.2%      3.9%
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

NET SALES

     The Company's net sales to date have been generated from the sale of its graphics and multimedia accelerators. The Company's products are used in, and its business is dependent on, the personal computer industry with sales primarily in the U.S., Asia, and Europe. Net sales were $439.2 million in 1996, a 39% increase above the $316.3 million in 1995. Net sales increased in 1996 primarily as a result of the addition of the ViRGE product line and strong demand for the Company's 64-bit Trio products that resulted in increased unit shipments. The increased sales of the ViRGE and Trio family of accelerators was partially offset by a decrease in the 64-bit Vision family of accelerators, which has decreased significantly as the Company transitioned to sales of its ViRGE family of 2D/3D accelerators. The Company expects that the percentage of its net sales represented by any one product or type of product may change significantly from period to period as new products are introduced and existing products reach the end of their product life cycles. The increase in unit shipments was partially offset by lower overall average selling prices for all the product families. Due to competitive price pressures, the Company's products experience declining unit average selling prices over time, which at times can be substantial.

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

     Export sales accounted for 58%, 44%, and 42% of net sales in 1996, 1995, and 1994 respectively. Approximately 16% and 45% of export sales were shipped to Hong Kong and Taiwan, respectively and 37% of export sales in 1996 were to affiliates of United States customers. The Company expects that export sales will continue to represent a significant portion of net sales, although there can be no assurance that export sales as a percentage of net sales will remain at current levels. All sale transactions are denominated in U.S. dollars.

     One customer accounted for 16% and 17% of net sales in 1996 and 1995 respectively. Another customer accounted for 15% of net sales in 1996. One customer accounted for 12% of net sales in 1995. Two customers accounted for 19% and 16% of net sales in 1994. The Company expects a significant portion of its future sales to remain concentrated within a limited number of strategic customers. There can be no assurance that the Company will be able to retain its strategic customers or that such customers will not otherwise cancel or reschedule orders, or in the event of canceled orders, that such orders will be replaced by other sales. In addition, sales to any particular customer may fluctuate significantly from quarter to quarter. The occurrence of any such events or the loss of a strategic customer could have a material adverse effect on the Company's operating results.

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

GROSS MARGIN

     Gross margin percentage was 39% and 40% in 1996 and 1995, respectively. The gross margin in 1996 was impacted by decreases in overall average selling prices of the 64-bit Trio family and ViRGE family of accelerators, offset by the decrease in the unit average costs resulting from the Company's foundries' conversion to 8-inch wafers and 0.45 micron technology and changes in the pricing strategies from independent foundries for finished goods inventory due to the alleviation of supply constraints in 1996 and shift in product mix from the Vision products to the ViRGE products.

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

INCOME TAXES

     The Company's effective income tax rate was 34% in 1996, 36% in 1995 and 21% in 1994. The 1996 tax rate was lower due to an increase in tax credits as a result of the increase in research and development expenses in absolute dollars. In 1995, the effective income tax rate was higher than the federal statutory rate due to state income taxes partially offset by research and development credits. The 1994 tax rate was lower than the federal statutory rate in 1994 as research and development tax credits had a greater impact in 1994 due to the lower pre-tax income as a result of the pre-tax charge of $9.9 million discussed above.

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

     Cash provided by operating activities was $34.2 million in 1996, an increase of $10.4 million from $20.0 million in 1995. The increase was due to net income, lower accounts receivable, and income taxes payable, partially offset by an increase in inventory and prepaid expenses and other and a decrease in accounts payable. The decrease in accounts receivable is a result of greater linearity in sales in the fourth quarter of 1996 compared to the fourth quarter of 1995, in which a substantial proportion of shipments occurred in the third month of that quarter as compared to the first two months of that quarter. The increase in inventory is primarily due to higher levels of finished goods to support increased levels of business. Cash provided by operating activities for 1995 was $20.0 million primarily due to an increase in net income and to working capital management in 1995 as compared to 1994. The Company experienced an increase in inventory and accounts receivable due to a substantial increase in net sales. These increases were partially offset by increases in accounts payable and accrued liabilities. Cash used for operating activities in 1994 was $3.1 million, reflecting increases in inventories and accounts receivable which more than offset other sources of cash provided by operating activities. Accounts receivable increased primarily as a result of the substantial increase in net sales in 1994 as compared to 1993 and to the concentration of sales in December 1994. Continued expansion of the Company's business is likely to require higher levels of accounts receivable and inventory.

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

     In 1995, the Company entered into two long-term manufacturing capacity arrangements. The Company entered into an agreement with UMC and Alliance Semiconductor Corporation to form USC, a separate Taiwanese company, for the purpose of building and managing a semiconductor manufacturing facility in the Science Based Industrial Park in Hsin Chu City, Taiwan, Republic of China. The Company invested $53.0 million in 1996 and $36.4 million in 1995 for its 23.75% equity interest. The facility commenced production utilizing advanced submicron semiconductor manufacturing processes in late 1996. The Company has the right to purchase up to 31.25% of the output from the foundry. In addition, the Company expanded and formalized its relationship with TSMC to provide additional capacity over the 1996 to 2000 timeframe. The agreement with TSMC requires the Company to make certain annual advance payments to be applied against the following year's capacity. The Company has signed promissory notes to secure these payments, which total $24.0 million as of December 31, 1996, over the term of the agreement. The Company paid $7.2 million in 1996. See Notes 1, 9, and 11 of Notes to Consolidated Financial Statements.

     Working capital at December 31, 1996 and December 31, 1995 was $225.6 million and $144.6 million, respectively. At December 31, 1996 the Company's principal sources of liquidity included cash and equivalents of $94.6 million and $62.8 million in short-term investments. In addition, the Company has a $25.0 million unsecured revolving line of credit that expires June 1, 1997. The Company had no borrowings outstanding under the line of credit as of December 31, 1996. In addition, the Company has available two separate secured equipment lines of credit totaling $10.0 million. The Company had $6.5 million outstanding under these secured equipment lines of credit at December 31, 1996. The Company must maintain certain financial covenants in connection with these lines of credit. See Notes 9 of Notes to Consolidated Financial Statements. The Company believes that its available funds and its anticipated funds from operations will satisfy the Company's projected working capital and capital expenditure requirements for at least the next 12 months, other than expenditures for future potential manufacturing agreements.

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

     Since November 1997, a number of complaints have been filed in federal and state courts seeking an unspecified amount of damages on behalf of an alleged class of persons who purchased shares of the Company's Common Stock at various times between January 1, 1995 and November 3, 1997. The complaints name as defendants the Company, certain of its officers and former officers and certain directors of the Company, asserting that they violated federal and state securities laws by misrepresenting and failing to disclose certain information about the Company's business. In addition, certain shareholders have filed derivative actions seeking recovery on behalf of the Company alleging, among other things, breach of fiduciary duties by such individual defendants. The Company has not formally responded to these complaints. While management intends to defend the actions against the Company vigorously, there can be no assurance that an adverse result or settlement with regards to such lawsuits would not have a material adverse effect on the Company's financial condition or results of operations.

     The Company has received from the United States Securities and Exchange Commission a request for information relating to the Company's recent restatement announcement. The Company has responded and intends to continue to respond to such requests.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                     PAGE(S)
                                                                                     -------
Independent Auditors' Report.......................................................       30
Consolidated Statements of Income for the years ended December 31, 1996 (As
  Restated), 1995, and 1994........................................................       31
Consolidated Balance Sheets as of December 31, 1996 (As Restated) and 1995.........       32
Consolidated Statements of Stockholders' Equity for the years ended December 31,
  1996 (As Restated), 1995, and 1994...............................................       33
Consolidated Statements of Cash Flows for the years ended December 31, 1996 (As
  Restated), 1995, and 1994........................................................       34
Notes to Consolidated Financial Statements.........................................  35 - 46
Selected Quarterly Consolidated Financial Data (Unaudited).........................       47

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

     As discussed in Note 2, the accompanying 1996 financial statements have been restated.

                                          DELOITTE & TOUCHE LLP

San Jose, California
January 17, 1997
(January 23, 1998 as to Note 2)

                                S3 INCORPORATED

                       CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                  YEARS ENDED DECEMBER 31,
                                                           ---------------------------------------
                                                               1996            1995         1994
                                                           -------------     --------     --------
                                                           (AS RESTATED)
Net sales................................................    $ 439,243       $316,309     $140,309
Cost of sales............................................      266,367        189,767       97,975
                                                              --------       --------     --------
Gross margin.............................................      172,876        126,542       42,334
Operating expenses:
  Research and development...............................       63,382         42,080       17,913
  Selling, marketing and administrative..................       48,800         33,510       18,310
                                                              --------       --------     --------
          Total operating expenses.......................      112,182         75,590       36,223
                                                              --------       --------     --------
Income from operations...................................       60,694         50,952        6,111
  Interest income........................................        4,328          4,481        1,020
  Interest expense.......................................       (1,971)            --          (42)
  Other income (expense).................................         (128)             8         (160)
                                                              --------       --------     --------
Other income, net........................................        2,229          4,489          818
                                                              --------       --------     --------
Income before income taxes...............................       62,923         55,441        6,929
Provision for income taxes...............................       21,335         20,067        1,427
                                                              --------       --------     --------
Net income...............................................    $  41,588       $ 35,374     $  5,502
                                                              ========       ========     ========
Per share amounts:
  Primary................................................    $    0.82       $   0.75     $   0.14
  Assuming full dilution.................................    $    0.81       $   0.75     $   0.14
Common and equivalent shares used in computing per share
  amounts:
  Primary................................................       50,929         47,013       39,614
  Assuming full dilution.................................       52,733         47,013       39,614

          See accompanying notes to consolidated financial statements.

                                S3 INCORPORATED

                          CONSOLIDATED BALANCE SHEETS
            (DOLLARS IN THOUSANDS, EXCEPT SHARES AND PER SHARE DATA)

                                     ASSETS

                                                                             DECEMBER 31,
                                                                      ---------------------------
                                                                           1996            1995
                                                                      --------------     --------
                                                                      (AS RESTATED)
Current assets:
Cash and equivalents................................................     $ 94,616        $ 69,289
Short-term investments..............................................       62,768          24,630
Accounts receivable (net of allowances of $2,648 in 1996 and
  $1,614 in 1995)...................................................       76,120          84,210
Inventories.........................................................       53,466          43,293
Prepaid expenses and other..........................................       39,079          14,216
                                                                         --------        --------
          Total current assets......................................      326,049         235,638
Property and equipment -- net.......................................       34,047          20,678
Production capacity rights..........................................       14,400          24,000
Investment in joint venture.........................................       93,430          36,425
Other assets........................................................       17,246           4,902
                                                                         --------        --------
          Total.....................................................     $485,172        $321,643
                                                                         ========        ========

                              LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable....................................................     $ 51,160        $ 62,081
Notes payable.......................................................       17,802           9,200
Accrued liabilities.................................................       12,063          13,427
Deferred revenue....................................................       12,113              34
Income taxes payable................................................        7,361           6,276
                                                                         --------        --------
          Total current liabilities.................................      100,499          91,018
Notes payable.......................................................       14,400          24,000
Other liabilities...................................................        6,452             761
Convertible subordinated notes......................................      103,500              --
Commitments and contingencies (Notes 11 and 15)
Stockholders' equity:
  Preferred stock, $.0001 par value; 5,000,000 shares authorized;
     none outstanding...............................................           --              --
  Common stock, $.0001 par value; 70,000,000 shares authorized;
     48,331,794 and 46,797,327 shares outstanding in 1996 and
     1995...........................................................      169,411         156,474
  Unrealized gain (loss) on short-term investments..................          (54)             14
  Retained earnings.................................................       90,964          49,376
                                                                         --------        --------
          Total stockholders' equity................................      260,321         205,864
                                                                         --------        --------
          Total.....................................................     $485,172        $321,643
                                                                         ========        ========

          See accompanying notes to consolidated financial statements

                                S3 INCORPORATED

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)

                                       COMMON STOCK             UNREALIZED
                                  -----------------------     GAIN (LOSS) ON     RETAINED
                                    SHARES        AMOUNT       INVESTMENTS       EARNINGS      TOTAL
                                  ----------     --------     --------------     --------     --------
Balance at January 1, 1994......  35,392,118     $ 52,485          $ --          $  8,500     $ 60,985
Exercise of stock options.......     858,382          367            --                --          367
Employee stock purchase plan....     206,174          706            --                --          706
Tax benefit of stock option
  transactions..................          --        1,285            --                --        1,285
Stock option compensation.......          --           62            --                --           62
Unrealized loss on investments
  ..............................          --           --           (29)               --          (29)
Net income......................          --           --            --             5,502        5,502
                                  ----------     --------          ----           -------     --------
Balance at December 31, 1994....  36,456,674       54,905           (29)           14,002       68,878
                                  ----------     --------          ----           -------     --------
Issuance of common stock, net of
  issuance costs of $599........   7,850,000       89,833            --                --       89,833
Exercise of stock options.......   2,330,911        2,969            --                --        2,969
Employee stock purchase plan....     159,742        1,222            --                --        1,222
Tax benefit of stock option
  transactions..................          --        7,508            --                --        7,508
Stock option compensation.......          --           37            --                --           37
Unrealized gain on
  investments...................          --           --            43                --           43
Net income......................          --           --            --            35,374       35,374
                                  ----------     --------          ----           -------     --------
Balance at December 31, 1995....  46,797,327      156,474            14            49,376      205,864
                                  ----------     --------          ----           -------     --------
Exercise of stock options.......   1,204,235        4,550            --                --        4,550
Employee stock purchase plan....     231,161        2,467            --                --        2,467
Tax benefit of stock option
  transactions..................          --        4,725            --                --        4,725
Stock compensation plan.........      99,071        1,195            --                --        1,195
Unrealized loss on investments
  ..............................          --           --           (68)               --          (68)
Net income (As Restated)........          --           --            --            41,588       41,588
                                  ----------     --------          ----           -------     --------
Balance at December 31, 1996 (As
  Restated).....................  48,331,794     $169,411          $(54)         $ 90,964     $260,321
                                  ==========     ========          ====           =======     ========

          See accompanying notes to consolidated financial statements.

                                S3 INCORPORATED

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                  YEARS ENDED DECEMBER 31,
                                                           ---------------------------------------
                                                               1996            1995         1994
                                                           -------------     --------     --------
                                                           (AS RESTATED)
OPERATING ACTIVITIES
  Net income.............................................    $  41,588       $ 35,374     $  5,502
  Adjustments to reconcile net income to net cash
     provided by (used for) operating activities:
     Deferred income taxes...............................      (10,469)        (3,334)        (255)
     Depreciation and amortization.......................       10,713          6,789        3,954
     Provision for inventory valuation adjustment........           --             --        9,914
     Production capacity rights..........................       (7,200)            --           --
     Deferred rent.......................................         (138)             6          387
     Stock compensation..................................        1,195             37           62
     Equity in income from joint venture.................       (3,999)            --           --
     Changes in assets and liabilities:
       Accounts receivable...............................        8,090        (50,458)     (10,299)
       Inventories.......................................      (10,173)       (35,089)     (12,859)
       Prepaid expenses and other........................       (6,975)        (2,830)        (459)
       Accounts payable..................................      (10,921)        45,832          (69)
       Accrued liabilities and other.....................        4,573         10,769       (1,134)
       Income taxes payable..............................        5,810         12,891        2,112
       Deferred revenue..................................       12,079             --           --
                                                              --------       --------     --------
  Net cash provided by (used for) operating activities...       34,173         19,987       (3,144)
                                                              --------       --------     --------
INVESTING ACTIVITIES
  Property and equipment purchases, net..................      (23,403)       (17,601)      (7,642)
  Purchases of short-term investments....................      (74,798)       (34,837)     (18,002)
  Sales/maturities of short-term investments.............       36,592         19,050       31,170
  Investment in real estate partnership..................       (2,100)            --           --
  Investment in joint venture............................      (53,006)       (36,425)          --
  Other assets...........................................       (3,778)        (2,681)         (36)
                                                              --------       --------     --------
  Net cash provided by (used for) investing activities...     (120,493)       (72,494)       5,490
                                                              --------       --------     --------
FINANCING ACTIVITIES
  Sale of common stock, net..............................        7,017         94,024        1,073
  Sale of convertible subordinated notes.................      103,500             --           --
  Debt issuance costs....................................       (3,370)            --           --
  Net borrowings (repayments) of notes payable...........       (2,000)         2,000           --
  Borrowings on equipment financing......................        6,500             --           --
  Repayments of capital leases...........................           --             --         (185)
                                                              --------       --------     --------
  Net cash provided by financing activities..............      111,647         96,024          888
                                                              --------       --------     --------
  Net increase in cash and equivalents...................       25,327         43,517        3,234
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD..............       69,289         25,772       22,538
                                                              --------       --------     --------
CASH AND EQUIVALENTS AT END OF PERIOD....................    $  94,616       $ 69,289     $ 25,772
                                                              ========       ========     ========
SUPPLEMENTAL CASH FLOW INFORMATION
  Interest paid..........................................    $     231             --     $     42
  Income taxes paid (refunded), net......................    $  20,483       $  9,105     $ (1,010)
SUPPLEMENTAL NONCASH INVESTING AND FINANCING ACTIVITIES
  Notes payable for production capacity rights...........           --       $ 31,200           --

          See accompanying notes to consolidated financial statements.

                                S3 INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

 1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

  Organization

     S3 Incorporated was incorporated on January 9, 1989 and is a leading supplier of high performance multimedia accelerator solutions. The Company's products are used in, and its business is dependent on, the personal computer industry with sales primarily in the U.S., Asia, and Europe (see Note 14). Its products are manufactured, assembled and tested by independent wafer foundries and contract manufacturers.

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

                                S3 INCORPORATED

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

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

  Wafer Fabrication Joint Venture

     Preproduction costs incurred by the wafer fabrication joint venture (see
Note 11) during construction and equipping of the facility were capitalized by the Company and are being amortized over 5 years.

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

  Fair Value of Financial Instruments

     Financial instruments include cash equivalents and short-term investments (see Note 3). Cash equivalents and short-term investments are stated at fair market values based on quoted market prices. The fair value of the Company's convertible subordinated notes approximated its carrying cost as of December 31, 1996.

  Research and Development Expenses

     Research and development is expensed as incurred.

                                S3 INCORPORATED

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

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

  Per share amounts

     Primary per share data is computed based on the weighted average number of common and dilutive common equivalent shares outstanding. Common equivalent shares include stock options and shares subscribed under the employee stock purchase plan (computed using the treasury stock method). Fully diluted per share data is computed using the most dilutive assumptions and by adjusting the primary per share data and net income for the potential effect of the conversion of the 5 3/4% Convertible Subordinated Notes (see Note 8) outstanding during the period and the elimination of the related interest and deferred issue costs, net of income taxes.

  Reclassifications

     Certain prior year amounts have been reclassified to conform to the current year presentation.

 2. RESTATEMENT OF FINANCIAL STATEMENTS FOR PREVIOUS PERIODS

     Subsequent to the issuance of the Company's financial statements for the year ended December 31, 1996, the Company discovered that its accounting policies with respect to revenue recognition for international sales had not been fully followed. The Company's policy is to defer recognition of revenue on all sales to distributors until the period the product is sold by each distributor to its customers. Based on its review of this matter, the Company determined that in certain instances, revenue was recognized prematurely, prior to sale by the Company's distributors. Accordingly the accompanying 1996 financial statements have been restated to properly defer revenue recognition on products shipped to certain distributors.

                                S3 INCORPORATED

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

     The effects of such restatements are summarized as follows (in thousands except per share amounts):

                                                                         TWELVE MONTHS
                                                                             ENDED
                                                                         DECEMBER 31,
                                                                             1996
                                                                         -------------
        Net sales before restatement.................................      $ 465,378
        Net sales after restatement..................................      $ 439,243
        Cost of sales before restatement.............................      $ 281,013
        Cost of sales after restatement..............................      $ 266,367
        Net income before restatement................................      $  48,367
        Net income after restatement.................................      $  41,588
        Primary net income per common and equivalent share before
          restatement................................................      $    0.95
        Primary net income per common and equivalent share after
          restatement................................................      $    0.82

                                                                              AT
                                                                         DECEMBER 31,
                                                                             1996
                                                                         -------------
        Deferred tax asset before restatement........................      $  11,162
        Deferred tax asset after restatement.........................      $  15,872
        Total assets before restatement..............................      $ 480,462
        Total assets after restatement...............................      $ 485,172
        Deferred revenue before restatement..........................      $     624
        Deferred revenue after restatement...........................      $  12,113
        Total stockholders' equity before restatement................      $ 267,100
        Total stockholders' equity after restatement.................      $ 260,321

 3. SHORT-TERM INVESTMENTS

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

                                                                             UNREALIZED     UNREALIZED
                                                   AMORTIZED     MARKET       HOLDING        HOLDING
                                                     COST         VALUE        GAINS          LOSSES
                                                   ---------     -------     ----------     ----------
                                                                     (IN THOUSANDS)
December 31, 1996:
Corporate Debt Securities........................   $41,634      $41,582        $  3           $ 55
Foreign Government Securities....................     2,698        2,697          --              1
Mortgage-Backed Securities.......................    14,269       14,272           4              1
Debt securities of states of the United States
  and political subdivisions of the states.......     4,221        4,217          --              4
                                                    -------      -------         ---            ---
          Total..................................   $62,822      $62,768        $  7           $ 61
                                                    =======      =======         ===            ===

                                S3 INCORPORATED

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                                             UNREALIZED     UNREALIZED
                                                   AMORTIZED     MARKET       HOLDING        HOLDING
                                                     COST         VALUE        GAINS          LOSSES
                                                   ---------     -------     ----------     ----------
                                                                     (IN THOUSANDS)
December 31, 1995:
Corporate Debt Securities........................   $ 7,186      $ 7,182        $  2           $  6
U.S. Government Securities.......................     3,533        3,534           1             --
Mortgage-Backed Securities.......................    13,897       13,914          18              1
                                                    -------      -------         ---            ---
          Total..................................   $24,616      $24,630        $ 21           $  7
                                                    =======      =======         ===            ===

 4. INVENTORIES

     Inventories consist of:

                                                                  DECEMBER 31,
                                                               -------------------
                                                                1996        1995
                                                               -------     -------
                                                                 (IN THOUSANDS)
            Work in process..................................  $22,556     $23,469
            Finished goods...................................   30,910      19,824
                                                               -------     -------
                      Total..................................  $53,466     $43,293
                                                               =======     =======

 5. INVESTMENTS

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

                           RESULTS OF OPERATIONS                 DECEMBER 31, 1996
            ---------------------------------------------------  -----------------
            Sales..............................................            $60,656
            Net income.........................................             16,850

                                                                  DECEMBER 31,
                                                               -------------------
                           FINANCIAL POSITION                    1996       1995
            -------------------------------------------------  --------   --------
            Current Assets...................................  $224,560   $144,031
            Noncurrent Assets................................   409,765     46,564
            Current Liabilities..............................    89,734      5,414
            Noncurrent Liabilities...........................   163,973        485
            Stockholders' Equity.............................   380,618    184,696

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

 6. PROPERTY AND EQUIPMENT

     Property and equipment consist of:

                                                                 DECEMBER 31,
                                                             ---------------------
                                                               1996         1995
                                                             --------     --------
                                                                (IN THOUSANDS)
            Machinery and equipment........................  $ 52,019     $ 29,108
            Furniture and fixtures.........................     2,690        2,422
            Leasehold improvements.........................       478          254
                                                             --------     --------
                      Total................................    55,187       31,784
            Accumulated depreciation and amortization......   (21,140)     (11,106)
                                                             --------     --------
            Property and equipment, net....................  $ 34,047     $ 20,678
                                                             ========     ========

 7. ACCRUED LIABILITIES

     Accrued liabilities consist of:

                                                                  DECEMBER 31,
                                                               -------------------
                                                                1996        1995
                                                               -------     -------
                                                                 (IN THOUSANDS)
            Accrued compensation and benefits................  $10,462     $11,264
            Other............................................    1,601       2,163
                                                               -------     -------
                                                               $12,063     $13,427
                                                               =======     =======

 8. CONVERTIBLE SUBORDINATED NOTES

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

  9. LINE OF CREDIT AND NOTES PAYABLE

     The Company has a $25.0 million unsecured revolving line of credit that expires June 1, 1997. Borrowings bear interest at the bank's prime rate (8.25% at December 31, 1996). The most restrictive covenants under the agreement require the Company, among other things, to maintain a minimum tangible net worth of $224 million, a quick ratio of 1.15 to 1.0, maximum debt to tangible net worth, as defined, of 1.25 to 1.0 and annual profitability. The Company was in compliance with all financial covenants at December 31, 1996. The Company had no borrowings outstanding under the line of credit as of December 31, 1996.

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

     In connection with a wafer supply agreement, the Company issued notes payable to a supplier (see Note 11). The notes bear interest at 10.0% per annum commencing on the individual notes' maturity date if such notes are not paid. Future payments of these notes are as follows (in thousands):

                      1997...................................    $ 9,600
                      1998...................................      9,600
                      1999...................................      4,800
                                                                 -------
                                                                 $24,000
                                                                 =======

10. STOCKHOLDERS' EQUITY

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

                                S3 INCORPORATED

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

     A summary of stock option activity is as follows:

                                                      NUMBER OF      WEIGHTED AVERAGE
                                                        SHARES       PRICE PER SHARE
                                                      ----------     ----------------
            Balance, January 1, 1994................   5,256,132          $ 1.84
            Options granted.........................   3,951,600            4.88
            Options exercised.......................    (858,382)           0.45
            Options canceled........................  (1,540,596)           6.38
                                                      ----------
            Balance, December 31, 1994..............   6,808,754            2.75
            Options granted.........................   2,970,550           15.47
            Options exercised.......................  (2,330,911)           1.27
            Options canceled........................    (463,454)           6.61
                                                      ----------
            Balance, December 31, 1995..............   6,984,939            8.37
            Options granted.........................   6,538,362           12.09
            Options exercised.......................  (1,204,235)           3.83
            Options canceled........................  (3,398,967)          15.28
                                                      ----------
            Balance, December 31, 1996..............   8,920,099          $ 9.06
                                                      ==========

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

                                S3 INCORPORATED

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

     The following table summarizes significant ranges of outstanding and exercisable options at December 31, 1996:

                          OPTIONS OUTSTANDING
                    --------------------------------
                                    WEIGHTED AVERAGE                                OPTIONS EXERCISABLE
                                       REMAINING                              --------------------------------
    RANGE OF          NUMBER        CONTRACTUAL LIFE     WEIGHTED AVERAGE       NUMBER        WEIGHTED AVERAGE
EXERCISE PRICES     OUTSTANDING          (YRS)            EXERCISE PRICE      EXERCISABLE      EXERCISE PRICE
----------------    -----------     ----------------     ----------------     -----------     ----------------
 $ 0.12 - $ 3.44     1,326,821            6.04                $ 1.83            1,140,236          $ 1.60
   3.56 -   8.72     1,843,521            7.67                  5.64              870,111            5.56
   8.97 -  10.06     3,576,941            9.00                 10.05               54,095            9.77
  10.13 -  23.38     2,172,816            9.33                 14.74              203,527           12.49
                    -----------                                               -----------
 $ 0.12 - $23.38     8,920,099            8.37                $ 9.06            2,267,969          $ 4.29

     The weighted average fair value at date of grant for options granted during 1996, 1995 and 1994 was $12.09, $15.65 and $4.49 per option, respectively. The Company's calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions:

                                             1996                           1995
                                  ---------------------------    ---------------------------
        Expected Life...........  6 months following vesting     6 months following vesting
        Interest Rate...........  6.1%                           5.6%
        Volatility..............  60%                            60%
        Dividend Yield..........  0%                             0%

     The Company's calculations are based on a multiple option valuation approach and forfeitures are recognized as they occur.

     If the computed fair values of the 1996 and 1995 awards had been amortized to expense over the vesting period of the awards, pro forma net income would have been $28.5 million ($0.56 fully diluted earnings per share and $0.58 primary earnings per share) in 1996 and $30.3 million ($0.66 fully diluted and primary earnings per share) in 1995. However, because options vest over several years and grants prior to 1995 are excluded from these calculations, these amounts may not be representative of the impact on future years' earnings, assuming grants are made in those years.

11. LEASES AND COMMITMENTS

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

                                S3 INCORPORATED

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

     Future minimum annual payments under operating leases are as follows:

                                                                OPERATING LEASES
                                                                ----------------
                                                                 (IN THOUSANDS)
                1997..........................................      $  6,545
                1998..........................................         6,117
                1999..........................................         5,630
                2000..........................................         4,898
                2001..........................................         4,426
                Thereafter....................................        30,979
                                                                     -------
                          Total minimum lease payments........      $ 58,595
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

     In addition, in 1995 the Company expanded and formalized its relationship with Taiwan Semiconductor Manufacturing Company (TSMC) to provide additional capacity over the 1996 to 2000 timeframe. The agreement with TSMC requires the Company to make certain annual advance payments to be applied against the following year's capacity. The Company has signed promissory notes to secure these payments over the term of the agreement (see Note 9). In 1996 and 1995, the Company paid $7.2 million and $1.2 million, respectively. At December 31, 1996, the remaining advance payments (and corresponding promissory notes) totaled $24.0 million ($9.6 million in prepaid expenses and $14.4 million in production capacity rights).

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

                                S3 INCORPORATED

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

12. INCOME TAXES

     The provision for income taxes consists of (in thousands):

                                                            YEARS ENDED DECEMBER 31,
                                                      ------------------------------------
                                                                         1995        1994
                                                          1996          -------     ------
                                                      -------------
                                                      (AS RESTATED)
        Current tax expense:
          Federal...................................    $  27,838       $20,796     $1,447
          State.....................................        3,966         2,605        235
                                                         --------       -------     ------
                                                           31,804        23,401      1,682
                                                         --------       -------     ------
        Deferred tax expense:
          Federal...................................       (9,322)       (2,897)       (81)
          State.....................................       (1,147)         (437)      (174)
                                                         --------       -------     ------
                                                          (10,469)       (3,334)      (255)
                                                         --------       -------     ------
                  Total.............................    $  21,335       $20,067     $1,427
                                                         ========       =======     ======

     The provision for income taxes differs from the amount computed by applying the federal statutory income tax rate to income before taxes as follows (in thousands):

                                                             YEARS ENDED DECEMBER 31,
                                                          ------------------------------
                                                                         1995      1994
                                                             1996       -------   ------
                                                          -----------
                                                              (AS
                                                          RESTATED)
        Tax computed at 35%.............................    $22,023     $19,404   $2,425
        State income taxes, net of federal effect.......      2,987       2,725      365
        Tax credits.....................................     (3,396)     (1,690)  (1,210)
        Other...........................................       (279)       (372)    (153)
                                                               ----        ----     ----
        Provision for income taxes......................    $21,335     $20,067   $1,427
                                                               ====        ====     ====
        Effective tax rate..............................         34%         36%      21%
                                                               ====        ====     ====

     Significant components of the Company's deferred income tax asset are as follows (in thousands):

                                                                      DECEMBER 31,
                                                                  ---------------------
                                                                                  1995
                                                                      1996       ------
                                                                  ------------
                                                                      (AS
                                                                  RESTATED)
        Deferred tax asset:
        Reserves not currently deductible.......................    $  6,955     $1,177
        Deferred revenue........................................       4,828         --
        Compensation expense not currently deductible...........       3,823      2,032
        Other...................................................         266        600
                                                                        ----       ----
        Total deferred tax asset................................      15,872      3,809
        Deferred tax liabilities................................      (1,594)        --
                                                                        ----       ----
        Net deferred tax asset..................................    $ 14,278     $3,809
                                                                        ====       ====

13. EMPLOYEE BENEFIT PLANS

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

14. EXPORT SALES AND SIGNIFICANT CUSTOMERS

     The Company's primary operations are located in the United States. The Company sells its products into the personal computer market primarily in the U.S., Asia and Europe. Export sales accounted for 58%, 44%, and 42% of net sales in 1996, 1995, and 1994, respectively. Approximately 37%, 35%, and 28% of export sales in 1996, 1995, and 1994, respectively, were to affiliates of United States customers. In 1996, 16% and 45% of export sales were shipped to Hong Kong and Taiwan respectively. Two customers accounted for 16% and 15% of net sales in 1996, two customers accounted for 17% and 12% of net sales in 1995 and two customers accounted for 19% and 16% of net sales in 1994. At December 31, 1996, two customers' accounts receivable represented 18% and 11% of accounts receivable.

15. CONTINGENCIES

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

16. SUBSEQUENT EVENTS (UNAUDITED)

     Since November 1997, a number of complaints have been filed in federal and state courts seeking an unspecified amount of damages on behalf of an alleged class of persons who purchased shares of the Company's Common Stock at various times between January 1, 1995 and November 3, 1997. The complaints name as defendants the Company, certain of its officers and former officers and certain directors of the Company, asserting that they violated federal and state securities laws by misrepresenting and failing to disclose certain information about the Company's business. In addition, certain shareholders have filed derivative actions seeking recovery on behalf of the Company alleging, among other things, breach of fiduciary duties by such individual defendants. The Company has not formally responded to these complaints. While management intends to defend the actions against the Company vigorously, there can be no assurance that an adverse result or settlement with regards to such lawsuits would not have a material adverse effect on the Company's financial condition or results of operations.

     The Company has received from the United States Securities and Exchange Commission a request for information relating to the Company's recent restatement announcement. The Company has responded and intends to continue to respond to such requests.

     The Company sold approximately 1/3 of its ownership interest in USC (United Semiconductor Corporation), a joint venture between S3 and United
Microelectronics Corporation (UMC) and Alliance Semiconductor in January of 1998. The Company received approximately $68 million in cash and retains a 16% interest in USC.

                                S3 INCORPORATED

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

SELECTED QUARTERLY CONSOLIDATED DATA (UNAUDITED)(1)

                                                    FOURTH       THIRD       SECOND       FIRST
                                                   QUARTER      QUARTER      QUARTER     QUARTER
                                                   --------     --------     -------     --------
                                                      (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
YEAR ENDED DECEMBER 31, 1996 (AS RESTATED)
Net sales........................................  $127,916     $110,085     $99,122     $102,120
Gross margin.....................................    52,940       42,006      37,637       40,293
Income from operations...........................    21,792       13,251      10,993       14,658
Net income.......................................  $ 14,569     $  8,928     $ 7,712     $ 10,379
Earnings per share:
  Primary........................................  $   0.28     $   0.17     $  0.15     $   0.21
  Assuming full dilution(3)......................  $   0.27     $   0.17     $  0.15     $   0.21
Common and equivalent shares used in computing
  earnings per share:
  Primary........................................    52,455       51,101      50,114       50,047
  Assuming full dilution(3)......................    57,840       52,932      50,114       50,047
Stock prices:(2)
High.............................................  $  23.38     $  20.00     $ 15.75     $  17.63
Low..............................................  $  16.25     $  10.06     $ 10.88     $  11.88
YEAR ENDED DECEMBER 31, 1995
Net sales........................................  $103,536     $ 84,793     $70,558     $ 57,422
Gross margin.....................................    41,870       34,086      27,957       22,629
Income from operations...........................    16,509       14,009      11,367        9,067
Net income.......................................  $ 11,459     $  9,860     $ 7,970     $  6,085
Earnings per share:
  Primary........................................  $   0.23     $   0.20     $  0.17     $   0.15
Common and equivalent shares used in computing
  earnings per share:
  Primary........................................    50,329       50,496      46,074       41,152
Stock prices:(2)
High.............................................  $  19.94     $  21.63     $ 18.00     $  12.31
Low..............................................  $  13.06     $  17.00     $ 10.13     $   7.63

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

                                S3 INCORPORATED

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

dividends on its capital stock and does not anticipate paying any cash dividends in the foreseeable future. The Company currently intends to retain future earnings for the development of its business.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

     Certain information required by Part III is incorporated by reference from the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the Company's 1997 Annual Meeting of Stockholders (the "Proxy Statement").

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

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

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this section is incorporated by reference from the information in the sections entitled "Election of Directors -- Directors' Compensation" and "Executive Compensation" in the Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this section is incorporated by reference from the information in the section entitled "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Not applicable.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following documents are filed as a part of this Form 10-K:

     (1) FINANCIAL STATEMENTS:

        Reference is made to the Index to Consolidated Financial Statements under Item 8 in Part II of this Form 10-K.

     (2) FINANCIAL STATEMENT SCHEDULES:

                                S3 INCORPORATED

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

     The following financial statement schedule of S3 Incorporated for the years ended December 31, 1996, 1995 and 1994 is filed as part of this Report and should be read in conjunction with the Consolidated Financial Statements of S3 Incorporated.

                                                                         REFERENCE
                                                                           PAGE
                                                                         ---------
            Independent Auditors' Report on Financial Statement
              Schedule.................................................      30
            Schedule II -- Valuation and Qualifying Accounts...........      51

     All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

     (3) EXHIBITS:

     The exhibits listed below are required by Item 601 of Regulation S-K. Each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K has been identified.

  EXHIBIT
  NUMBER    NOTES                              DESCRIPTION OF DOCUMENT
  -------   -----    ---------------------------------------------------------------------------
   3(i).1     (1)    Restated Certificate of Incorporation.
   3(i).2     (6)    Certificate of Amendment of Restated Certificate of Incorporation.
   3(ii)      (1)    Bylaws.
   4.1        (1)    Specimen Common Stock Certificate
   4.2        (8)    Indenture, dated as of September 12, 1996 between Registrant and State
                     Street Bank and Trust Company of California, N.A., as Trustee, including the form of Note.
   4.3        (9)    Registration Rights Agreement, dated September 12, 1996, among Registrant,
                     Lehman Brothers Inc., PaineWebber Incorporated and Cowen & Company.
  10.1*      (10)    1989 Stock Plan of S3 Incorporated, as amended (the "1989 Plan").
  10.2*       (1)    Form of Incentive Stock Option Agreement under the 1989 Plan.
  10.3*       (1)    Form of Nonstatutory Stock Option Agreement under the 1989 Plan.
  10.4*       (1)    Form of Common Stock Purchase Agreement under the 1989 Plan.
  10.5*       (2)    S3 Incorporated 1993 Employee Stock Purchase Plan.
  10.6        (1)    Form of Indemnification Agreement between the Registrant and its directors.
  10.7        (3)    Office Lease dated May 13, 1993, between the Registrant and San Tomas No. 2
                     Limited Partnership.
  10.8        (3)    First Amendment of Office Lease dated September 9, 1993, between the
                     Registrant and San Tomas No. 2 Limited Partnership.
  10.9        (4)    Office Lease dated March 30, 1994, between the Registrant and San Tomas No.
                     1 Limited Partnership.
  10.10       (4)    Second Amendment of Office Lease dated March 30, 1994, between the
                     Registrant and San Tomas No. 2 Limited Partnership.
  10.11       (5)    Foundry Venture Agreement among Registrant, Alliance Semiconductor
                     Corporation and United Microelectronics Corporation dated as of July 8,
                     1995
  10.12       (7)    Lease between Mission Real Estate, L.P. and Registrant dated November 29,
                     1995.
  21.1        (6)    Subsidiaries of S3 Incorporated.
  23.1               Independent Auditors' Consent.
  24.1               Power of Attorney (see page 51 of this Form 10-K)
  27.1               Financial Data Schedules

---------------

 *  Indicates management contract or compensatory plan or arrangement.

 (1) Incorporated by reference from the Registrant's Registration Statement on Form S-1 (File No. 33-57114).

                                S3 INCORPORATED

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

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

 (8) Incorporated by reference to Exhibit 4.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.

 (9) Incorporated by reference to Exhibit 4.2 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.

(10) Incorporated by reference to the exhibit of the same number to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996, as originally filed on March 31, 1997.

(b) REPORTS ON FORM 8-K:

     There were no Reports on Form 8-K filed by the Company during the quarter ended December 31, 1996.

                                  SCHEDULE II

                       VALUATION AND QUALIFYING ACCOUNTS

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                                 (IN THOUSANDS)

                                                                       REVERSALS
                                             BALANCE AT   CHARGED TO   TO COSTS                    BALANCE AT
                                             BEGINNING    COSTS AND       AND                        END OF
                DESCRIPTION                  OF PERIOD     EXPENSES    EXPENSES    DEDUCTIONS(1)     PERIOD
-------------------------------------------  ----------   ----------   ---------   -------------   ----------
Allowance for doubtful accounts:
  1996.....................................     $645        $1,522       $  --         $(729)        $1,438
  1995.....................................      375         1,014          --          (744)           645
  1994.....................................      114           725          --          (464)           375
Sales returns and allowances:
  1996.....................................     $969        $  241       $  --         $  --         $1,210
  1995.....................................      455           514          --            --            969
  1994.....................................      303           152          --            --            455

---------------

(1) Deductions from these reserves are for the purpose for which these reserves were created.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 25, 1998.

                                          S3 INCORPORATED
                                          (Registrant)

                                          By:      /s/ TERRY N. HOLDT
                                            ------------------------------------
                                                       Terry N. Holdt
                                               President and Chief Executive
                                                           Officer
                                                   Chairman of the Board
                                                     February 25, 1998

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

             /s/ TERRY N. HOLDT                                /s/ ROBERT P. LEE*
---------------------------------------------     ---------------------------------------------
               Terry N. Holdt                                     Robert P. Lee
     President, Chief Executive Officer                             Director
            Chairman of the Board                               February 25, 1998
              February 25, 1998

            /s/ WALTER D. AMARAL                              /s/ JOHN C. COLLIGAN*
---------------------------------------------     ---------------------------------------------
              Walter D. Amaral                                  John C. Colligan
   Senior Vice President & Chief Financial                          Director
                   Officer                                      February 25, 1998
(Principal Financial and Accounting Officer)
              February 25, 1998

            /s/ GARY J. JOHNSON*                             /s/ CARMELO J. SANTORO*
---------------------------------------------     ---------------------------------------------
               Gary J. Johnson                                 Carmelo J. Santoro
         Vice Chairman of the Board                                 Director
              February 25, 1998                                 February 25, 1998

             /s/ RONALD T. YARA*                            /s/ DIOSDADO P. BANATAO*
---------------------------------------------     ---------------------------------------------
               Ronald T. Yara                                  Diosdado P. Banatao
                  Director                                          Director
              February 25, 1998                                 February 25, 1998

           *BY: /s/ TERRY N. HOLDT
---------------------------------------------
               Terry N. Holdt
     President, Chief Executive Officer
            Chairman of the Board
              February 25, 1998