Form 10-Q/A
period 1997-03-31
S3 INC
filed 1998-02-25
CIK 850519

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-Q/A
                               AMENDMENT NO. 1 TO

(Mark One)
    X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the quarter ended March 31, 1997 OR

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the transition period from __________ to __________

                         Commission file number 0-21126

                                 S3 INCORPORATED
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

            DELAWARE                                    77-0204341
---------------------------------           ------------------------------------
  (State or other jurisdiction              (I.R.S. Employer Identification No.)
of incorporation or organization)

     2801 Mission College Boulevard
        Santa Clara, California                         95052-8058
---------------------------------------                 ----------
(Address of principal executive offices                 (Zip Code)


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

                                  Yes X No [ ]


    The number of shares of the Registrant's Common Stock, $.0001 par value, outstanding at May 7, 1997 was 49,217,199

                                 S3 INCORPORATED
                                   FORM 10-Q/A

This report on Form 10-Q/A constitutes Amendment No. 1 to the Registrant's Form 10-Q for the quarter ended March 31, 1997. This report is intended to amend certain information contained in Part I, Items 1 and 2, and Part II, Item 1 and
6. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of the basis for such amendments.

                                     INDEX

                                                                            PAGE
                                                                            ----
PART I. CONDENSED CONSOLIDATED FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements:

        Condensed Consolidated Balance Sheets
        March 31, 1997 and December 31, 1996                                   3

        Condensed Consolidated Statements of Income
        Three months ended March 31, 1997 and 1996                             4

        Condensed Consolidated Statements of Cash Flows
        Three months ended March 31, 1997 and 1996                             5

        Notes to Unaudited Condensed Consolidated Financial Statements       6-9


Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                     10-22

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                    23

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






                                     2 of 24

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
                                 S3 INCORPORATED
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (Dollars in thousands, except share data)
                                   (Unaudited)

                                                            March 31,    December 31,
                                                              1997           1996
                                                            ---------    ------------
                                                         (As Restated)   (As Restated)
                                     ASSETS
Current assets:
   Cash and equivalents                                     $  82,164       $  94,616
   Short-term investments                                      64,413          62,768
   Accounts receivable (net of allowances
     of $2,181 in 1997 and $2,648 in 1996                      96,883          76,120
   Inventories, net                                            53,316          53,466
   Prepaid expenses and other                                  39,851          39,079
                                                            ---------       ---------
               Total current assets                           336,627         326,049

Property and equipment,  net                                   39,498          34,047
Production capacity rights                                     14,400          14,400
Investment in joint venture                                    97,631          93,430
Other assets                                                   28,860          17,246
                                                            ---------       ---------
               Total                                        $ 517,016       $ 485,172
                                                            =========       =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                         $  49,674       $  51,160
   Notes payable                                               24,335          17,802
   Accrued liabilities                                         15,466          12,063
   Deferred revenue                                            14,097          12,113
   Income taxes payable                                        10,108           7,361
                                                            ---------       ---------
               Total current liabilities                      113,680         100,499

Notes payable                                                  14,400          14,400
Other liabilities                                               8,651           6,452
Convertible subordinated notes                                103,500         103,500

Commitments and contingencies
  (Notes 5 and 6)

Stockholders' equity:
   Common Stock, $.0001 par value;
    70,000,000 shares authorized; 48,998,325
    and 48,331,794 shares outstanding in 1997 and 1996        171,590         169,411
   Unrealized loss on short-term investments                     (152)            (54)
   Retained earnings                                          105,347          90,964
                                                            ---------       ---------
               Total stockholders' equity                     276,785         260,321
                                                            ---------       ---------
               Total                                        $ 517,016       $ 485,172
                                                            =========       =========


                See accompanying notes to the unaudited condensed
                       consolidated financial statements.


                                     3 of 24

                                 S3 INCORPORATED
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (Dollars in thousands, except share data)
                                   (Unaudited)

                                                        Three Months Ended
                                                   -----------------------------
                                                      March 31,       March 31,
                                                        1997            1996
                                                   ------------    ------------
                                                   (As Restated)   (As Restated)
Net sales                                             $ 130,255       $ 102,120

Cost of sales                                            75,620          61,827
                                                      ---------       ---------

Gross margin                                             54,635          40,293

Operating expenses:
    Research and development                             18,942          14,721
    Selling, marketing and administrative                12,630          10,914
                                                      ---------       ---------
               Total operating expenses                  31,572          25,635
                                                      ---------       ---------
Income from operations                                   23,063          14,658

    Interest income                                       1,752           1,006
    Interest expense                                     (1,622)             --
    Other income (expense)                                 (122)             --
                                                      ---------       ---------
Other income, net                                             8           1,006
                                                      ---------       ---------

Income before income taxes                               23,071          15,664
Provision for income taxes                                8,689           5,285
                                                      ---------       ---------
Net income                                            $  14,382       $  10,379
                                                      =========       =========
Net income per share:

    Primary                                           $    0.28       $    0.21
                                                      =========       =========
    Assuming full dilution                            $    0.27       $    0.21
                                                      =========       =========
Common and equivalent shares used
  in computing per share amounts:

    Primary                                              52,118          50,047
                                                      =========       =========
    Assuming full dilution                               57,481          50,047
                                                      =========       =========



               See accompanying notes to the unaudited condensed
                       consolidated financial statements.




                                     4 of 24

                                 S3 INCORPORATED
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)

                                                        Three Months Ended
                                                   ----------------------------
                                                      March 31,        March 31,
                                                        1997             1996
                                                   ------------    ------------
                                                   (As Restated)   (As Restated)
Operating activities:
  Net income                                           $ 14,382        $ 10,379
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Deferred income taxes                               2,308          (1,812)
      Depreciation and amortization                       3,697           2,276
    Equity in income from joint venture                  (4,201)
    Changes in assets and
      liabilities:
            Accounts receivable                         (20,763)          3,056
            Inventories                                     150          (4,596)
            Prepaid expenses and other                   (1,726)         (2,874)
            Accounts payable                             (1,486)        (10,973)
            Accrued liabilities and other                 5,247           2,253
            Deferred revenue                              1,984           5,881
            Income taxes payable                          2,747           1,209
                                                       --------        --------
  Net cash provided by operating activities               2,339           4,799
                                                       --------        --------

Investing activities:
  Property and equipment purchases, net                  (8,375)         (5,331)
  Investment in real estate partnership                    --            (2,100)
  Sales/maturities of short-term investments, net        (1,743)          1,835
  Other assets                                          (11,855)             --
                                                       --------        --------
  Net cash used for investing activities                (21,973)         (5,596)
                                                       --------        --------

Financing activities:
  Sale of common stock, net                               2,182             639
  Borrowings of notes payable, net                        5,000           2,000
                                                       --------        --------
  Net cash provided by financing activities               7,182           2,639
                                                       --------        --------

Net increase (decrease) in cash and equivalents         (12,452)          1,842
Cash and cash equivalents at beginning of period         94,616          69,289
                                                       --------        --------
Cash and cash equivalents at end of period             $ 82,164        $ 71,131
                                                       ========        ========




                     See accompanying notes to the unaudited
                  condensed consolidated financial statements.


                                     5 of 24

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

















                                     6 of 24

2.  Restatement of Financial Statements for Previous Periods

     Subsequent to the issuance of the Company's financial statements for the quarter ended March 31, 1997, the Company discovered that its accounting policies with respect to revenue recognition for international sales had not been fully followed. The Company's policy is to defer recognition of revenue on all sales to distributors until the period the product is sold by each distributor to its customers. Based on its review of this matter, the Company determined that in certain instances, revenue was recognized prematurely, prior to sale by the Company's distributors. Accordingly, the accompanying consolidated condensed financial statements have been restated to properly defer revenue recognition on products shipped to certain distributors.

    The effects of such restatements are summarized as follows in thousands except per share amounts:

                                                                     Three Months Ended
                                                                   ----------------------
                                                                   March 31,    March 31,
                                                                     1997         1996
                                                                   --------      --------
Net sales before restatement                                       $138,166      $110,072
Net sales after restatement                                        $130,255      $102,120

Cost of sales before restatement                                   $ 80,923      $ 66,510
Cost of sales after restatement                                    $ 75,620      $ 61,827

Net income before restatement                                      $ 15,921      $ 12,308
Net income after restatement                                       $ 14,382      $ 10,379

Net income per common and equivalent share before restatement      $   0.31      $   0.25
Net income per common and equivalent share after restatement       $   0.28      $   0.21


                                                   At March 31, 1997       At December 31, 1996
                                                   -----------------       --------------------
Deferred revenue before restatement                         $     --                   $    624
Deferred revenue after restatement                          $ 14,097                   $ 12,113

Total stockholders' equity before restatement               $285,102                   $267,100
Total stockholders' equity after restatement                $276,785                   $260,321









                                     7 of 24

3.  Inventories:

    Inventories consist of work in process and finished goods and are stated at the lower of cost (first-in, first-out) or market.


                                                     March 31,      December 31,
Inventories consist of:                                1997             1996
                                                     ----------     ------------
                                                            (in thousands)
Work in process                                        $23,468          $22,556
Finished goods                                          29,848           30,910
                                                       =======          =======
   Total                                               $53,316          $53,466
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



                                     8 of 24

7.  Recently Issued Accounting Standard

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

    If SFAS 128 had been in effect during the current and prior year periods, basic EPS would have been $0.30 and $0.22 for the quarters ended March 31, 1997 and 1996, respectively. Diluted EPS under SFAS 128 would have been $0.27 and $0.21 for the quarters ended March 31, 1997 and 1996, respectively.

8.  Subsequent Events

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



                                     9 of 24

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

     Subsequent to the filing of the Company's Form 10-Q for the quarter ended March 31, 1997, the Company discovered that its accounting policies with respect to revenue recognition for international sales had not been fully followed. The Company's policy is to defer recognition of revenue on all sales to distributors until the period the product is sold by each distributor to its customers. Based on its review of this matter, the Company determined that in certain instances, revenue was recognized prematurely, prior to sale by the Company's distributors. The Company's review of this matter has been supervised by the Audit Committee of the Board of Directors. The Company's accompanying quarterly financial statements have been restated from the amounts previously reported to defer the recognition of revenue until the time of sale by the distributor to the customer. See note 2 of notes to unaudited condensed consolidated financial statements.




                                    10 of 24

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated certain financial data as a percentage of net sales:

                                                  Three Months Ended
                                                 March 31,   March 31,
                                                   1997        1996
                                                 ---------   ---------
Net sales                                           100.0%      100.0%
Cost of sales                                        58.1        60.5
                                                    -----       -----
Gross margin                                         41.9        39.5
                                                    -----       -----
Operating expenses:
   Research and development                          14.5        14.4
   Selling, marketing and administrative              9.7        10.7
                                                    -----       -----
           Total operating expenses                  24.2        25.1
                                                    -----       -----
Income from operations                               17.7        14.4
Other income, net                                      --         0.9
                                                    -----       -----
Income before income taxes                           17.7        15.3
Provision for income taxes                            6.7         5.2
                                                    -----       -----
Net income                                           11.0%       10.1%
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

NET SALES

        The Company's net sales to date have been generated from the sale of its graphics and multimedia accelerators. The Company's products are used in, and its business is dependent on, the personal computer industry with sales primarily in the U.S., Asia, and Europe. Net sales were $130.3 million for the three months ended March 31, 1997, a 27.6% increase above the $102.1 million of net sales for the three months ended March 31, 1996. Net sales increased primarily as a result of the addition of the ViRGE product line and strong demand for the Company's 64-bit products that resulted in increased unit shipments. The increase in unit shipments was partially offset by lower overall average selling prices. Sales for the three months ended March 31, 1997 consisted primarily of the ViRGE and Trio families of integrated accelerators while sales for the three months ended March 31, 1996 consisted primarily of the Trio family of integrated accelerators. The Company expects that the percentage of its net sales represented by any one product or type of product may change significantly from period to period as new products are introduced and existing products reach the end of their product life



                                    11 of 24
cycles. Due to competitive price pressures, the Company's products experience declining unit average selling prices over time, which at times can be substantial.

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

        Export sales accounted for 61% and 51% of net sales for the three months ended March 31, 1997 and 1996, respectively. Approximately 16% of export sales for the three months ended March 31, 1997 were to affiliates of United States customers. The Company expects that export sales will continue to represent a significant portion of net sales, although there can be no assurance that export sales as a percentage of net sales will remain at current levels. All sales transactions were denominated in U.S. dollars.

        One customer accounted for 15% and 17% of net sales for the three months ended March 31, 1997 and 1996 respectively. Two customer accounted for 17%, and 12% of net sales for the three months ended March 31, 1997 and two different customers accounted for 15% and 14% of net sales for the three months ended March 31, 1996. The Company expects a significant portion of its future sales to remain concentrated within a limited number of strategic customers. There can be no assurance that the Company will be able to retain its strategic customers or that such customers will not cancel or reschedule orders or, in the event orders are canceled, that such orders will be replaced by other sales. In addition, sales to any particular customer may fluctuate significantly from quarter to quarter. The occurrence of any such events or the loss of a strategic customer could have a material adverse effect on the Company's operating results.

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


GROSS MARGIN

        Gross margin percentage increased to 41.9% for the three months ended March 31, 1997 from 39.5% for the three months ended March 31, 1996. The increase was due to the Company achieving proportionately greater decreases in unit average costs compared to decreases in overall average selling prices. The unit average cost decreases were principally the result of changes in the Company's design method and manufacturing strategy and shifts to lower cost foundries. The Company currently expects its gross margin percentage to decrease below




                                    12 of 24
historical levels in the three months ended June 30, 1997 due to substantial pricing pressures and to fixed costs being spread over a revenue base that is expected to be smaller.

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





                                    13 of 24

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


INCOME TAXES

        The Company's effective tax rate for the three months ended March 31, 1997 is 38%, compared to the 34% effective rate for the three months ended March 31, 1996. The increased tax rate is primarily attributable to the expiration of the federal research and development credit as of May 31, 1997.


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

        Financing activities provided cash of $7.2 million and $2.6 million for the three months ended March 31, 1997 and 1996 respectively. Borrowings on the line of credit and proceeds from the issuance of common stock were the principal financing activities that generated cash in both periods respectively.

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



                                    14 of 24

        Working capital at March 31, 1997 and December 31, 1996 was $222.9 million and $225.6 million, respectively. At March 31, 1997, the Company's principal sources of liquidity included cash and equivalents of $82.2 million and $64.4 million in short-term investments. In addition, the Company has a $25.0 million unsecured revolving line of credit that expires June 1, 1997. The Company is currently in the process of renewing the line of credit. The Company had $5.0 million outstanding under the line of credit as of March 31, 1997. In addition, the Company has two separate secured equipment lines of credit totaling $10.0 million. The Company had $6.5 million outstanding under these secured equipment lines of credit at March 31, 1997. The Company believes that its available funds and its anticipated funds from operations will satisfy the Company's projected working capital, existing foundry supply agreement and capital expenditure requirements for at least the next 12 months, other than expenditures for future potential manufacturing agreements.

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


FACTORS THAT MAY AFFECT RESULTS

Fluctuations in Quarterly Operating Results

        The Company's operating results have historically been, and will continue to be, subject to quarterly and other fluctuations due to a variety of factors, including changes in pricing policies by the Company, its competitors or its suppliers, anticipated and unanticipated decreases in unit average selling prices of the Company's products, availability and cost of products from the Company's suppliers, changes in the mix of products sold and in the mix of sales by distribution channels, the gain or loss of significant customers, new product introductions by the Company or its competitors, market acceptance of new or enhanced versions of the Company's products, seasonal customer demand, and the timing of significant orders. Operating results could also be adversely affected by general economic and other conditions affecting the timing of customer orders and capital spending, a downturn in the market for PCs, and order cancellations or rescheduling. In particular, the market for PCs in 1996 experienced a weakening in the trends for demand as compared with 1995 and grew at a lower rate as compared with 1995. These factors could adversely affect demand for the Company's products. In addition, the pricing environment for graphics accelerators has recently experienced and is expected to continue




                                    15 of 24
to experience increasing pricing pressures due in part to the alleviation of supply constraints that contributed to more stable pricing in 1995 and to aggressive pricing from certain of the Company's competitors. In particular, the Company's Trio family of integrated 2D accelerators, which accounted for a majority of the Company's revenues in 1996, experienced significant decreases in average selling prices in 1996. The Company expects that the graphics accelerator market will transition from 2D acceleration to 3D acceleration, and the Company has introduced its ViRGE family of 2D/3D accelerators in response to this expected transition. As a result of the entry of competitors into the 3D acceleration market, the Company has experienced and anticipates that it may continue to experience increased pricing pressures on average selling prices for the ViRGE family of 2D/3D accelerators. If the transition occurs slower than expected, if the Company's 2D/3D products do not achieve market acceptance, or if pricing pressures increase, the Company's operating results could be adversely affected. Further, because the Company is continuing to increase its operating expenses for personnel and new product development, the Company's operating results would be adversely affected if such budgeted sales levels were not achieved. PC graphics and multimedia subsystems include, in addition to the Company's products, a number of other components which are supplied by third-party manufacturers. Any shortage of such components in the future could adversely affect the Company's business and operating results. Furthermore, it is possible that the Company's products may be found to be defective after the Company has already shipped significant volume production. There can be no assurance that the Company would be able to successfully correct such defects or that such corrections would be acceptable to customers, and the occurrence of such events could have a material adverse effect on the Company's business and operating results.

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

Importance of New Products; Rapid Technological Change

        The PC industry in general, and the market for the Company's products in particular, is characterized by rapidly changing technology, evolving industry standards, frequent new product introductions and significant price competition, resulting in short product life cycles and regular reductions of unit average selling prices over the life of a specific product. Products in the Company's market typically have a life cycle of 12 to 24 months, with regular reductions of unit average selling prices over the life of a specific product. The successful development and commercialization of new products required to replace or supplement existing products involve many risks, including the identification of new product opportunities, the successful and timely completion of the development process, and the selection of the Company's products by leading systems suppliers and add-in card and motherboard manufacturers for design into their products. There can be no assurance that the Company will successfully identify new product opportunities and develop and bring to market in a timely manner successful new products, that products or technologies developed by others will not render the Company's products or





                                    16 of 24
technologies noncompetitive, or that the Company's products will be selected for design into its customers' products.

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

        The Company conducts business with its other current foundries by delivering written purchase orders specifying the particular product ordered, quantity, price, delivery date and shipping terms and, therefore, such




                                    17 of 24
foundries are generally not obligated to supply products to the Company for any specific period, in any specific quantity or at any specified price, except as may be provided in a particular purchase order. To the extent a foundry terminates its relationship with the Company or should the Company's supply from a foundry be interrupted or terminated for any other reason, such as a natural disaster or an injunction arising from alleged violations of third party intellectual property rights, the Company may not have a sufficient amount of time to replace the supply of products manufactured by that foundry. Until 1996, due to worldwide semiconductor supply constraints, especially with respect to advanced process technologies required by the Company's products, the Company was unable to obtain a sufficient supply of products to enable it to meet demand and was required to allocate available supply of its products among its customers. There can be no assurance that the Company will obtain sufficient advanced process technology foundry capacity to meet customer demand in the future. The Company is continuously evaluating potential new sources of supply. However, the qualification process and the production ramp-up for additional foundries has in the past taken, and could in the future take, longer than anticipated, and there can be no assurance that such sources will be able or willing to satisfy the Company's requirements on a timely basis or at acceptable quality or per unit prices.

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



                                    18 of 24

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



                                    19 of 24

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





                                    20 of 24

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

        In October 1995, Brooktree filed a complaint against the Company in the United States District Court for the Southern District of California, alleging that the Company's current products infringe a Brooktree patent. Such a lawsuit resulted in substantial expense to the Company to defend the action and diverted the efforts of the




                                    21 of 24

Company's technical and management personnel. In August 1996, the Company and Brooktree entered into a settlement and license agreement pursuant to which all claims and counterclaims between the parties were dismissed and the Company agreed to pay to Brooktree a license fee and royalties related to certain product revenues over a five-year period. See Part II, Item 1. Legal Proceedings.

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










                                    22 of 24

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

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
















                                    23 of 24

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the

    Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.









                                 S3 INCORPORATED
                                  (Registrant)



                               /s/ WALTER D. AMARAL
                               --------------------


                                WALTER D. AMARAL
                          Senior Vice President Finance
                           and Chief Financial Officer
                  (Principal Financial and Accounting Officer)

                                February 25, 1998















                                    24 of 24

                               INDEX TO EXHIBITS


Exhibit
Number                              Exhibits
-------                             --------

 27                        Financial Data Schedule