Form 10-Q/A
period 1997-06-30
S3 INC
filed 1998-02-25
CIK 850519

================================================================================


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

                         Commission file number 0-21126

                                 S3 INCORPORATED
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

            DELAWARE                                    77-0204341
---------------------------------                  ------------------
  (State of other jurisdiction                      (I.R.S. Employer
of incorporation or organization)                  Identification No.)

   2801 Mission College Boulevard
          P.O. Box 58058
     Santa Clara, California                              95052-8058
---------------------------------------                ----------------
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



================================================================================

                                 S3 INCORPORATED
                                   FORM 10-Q/A

This report on Form 10-Q/A constitutes Amendment No. 1 to the Registrant's Form 10-Q for the quarter ended June 30, 1997. This report is intended to amend certain information contained in Part I, Items 1 and 2, and Part II, Item 1, 2 and 6. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of the basis for such amendments.

                                      INDEX


                                                                               PAGE
                                                                               ----
PART I. CONDENSED CONSOLIDATED FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements:

        Condensed Consolidated Balance Sheets
        June 30, 1997 and December 31, 1996                                    3

        Condensed Consolidated Statements of Operations
        Three months ended and six months
        ended June 30, 1997 and 1996                                           4

        Condensed Consolidated Statements of Cash Flows
        Six months ended June 30, 1997 and 1996                                5

        Notes to Unaudited Condensed Consolidated Financial Statements        6-9


Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                       10-22


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                    23

Item 2.  Changes in Securities                                                23

Item 3.  Defaults Upon Senior Securities                                      Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders                  Not Applicable

Item 5.  Other Information                                                    Not Applicable

Item 6.  Exhibits and Reports on Form 8-K                                     24

Signatures                                                                    24

      PART I. FINANCIAL INFORMATION
      Item 1. Financial Statements

                                 S3 INCORPORATED
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (Dollars in thousands, except share data)
                                   (Unaudited)

                                                                                    June 30,      December 31,
                                                                                      1997            1996
                                                                                 -------------   -------------
                                                                                 (As Restated)   (As Restated)
                                     ASSETS

Current assets:
      Cash and equivalents                                                         $ 67,416      $ 94,616
      Short-term investments                                                         55,851        62,768
      Accounts receivable (net of allowances of $2,329 in 1997
         and $2,648 in 1996)                                                        104,997        76,120
      Inventories, net                                                               46,615        53,466
      Prepaid expenses and other                                                     41,664        39,079
                                                                                   --------      --------
                      Total current assets                                          316,543       326,049

Property and equipment,  net                                                         47,578        34,047
Production capacity rights                                                           14,400        14,400
Investment in joint venture                                                         104,708        93,430
Other assets                                                                         33,303        17,246
                                                                                   --------      --------
                      Total                                                        $516,532      $485,172
                                                                                   ========      ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Accounts payable                                                             $ 50,796      $ 51,160
      Notes payable                                                                  22,230        17,802
      Accrued liabilities                                                            16,011        12,063
      Deferred revenue                                                               20,599        12,113
      Income taxes payable                                                            2,837         7,361
                                                                                   --------      --------
                      Total current liabilities                                     112,473       100,499

Notes payable                                                                        14,400        14,400
Other liabilities                                                                     8,892         6,452
Convertible subordinated notes                                                      103,500       103,500

Commitments and contingencies (Notes 5 and 6)

Stockholders' equity:
      Common Stock, $.0001 par value; 70,000,000 shares authorized; 49,440,104
          and 48,331,794 shares outstanding in 1997 and 1996                        173,700       169,411
      Unrealized loss on short-term investments                                         (14)          (54)
      Retained earnings                                                             103,581        90,964
                                                                                   --------      --------
                      Total stockholders' equity                                    277,267       260,321
                                                                                   --------      --------
                      Total                                                        $516,532      $485,172
                                                                                   ========      ========


                See accompanying notes to the unaudited condensed
                       consolidated financial statements.

                                 S3 INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)

                                                   Three Months Ended             Six Months Ended
                                              ----------------------------  ----------------------------
                                                 June 30,       June 30,       June 30,      June 30,
                                                   1997           1996           1997          1996
                                              -------------  -------------  ------------- --------------
                                              (As Restated)  (As Restated)  (As Restated) (As Restated)
Net sales                                       $84,589      $99,122     $214,844      $201,242
Cost of sales                                    52,628       61,485      128,248       123,312
                                                -------      -------     --------      --------
Gross margin                                     31,961       37,637       86,596        77,930

Operating expenses:
      Research and development                   21,029       15,057       39,971        29,778
      Selling, marketing and administrative      13,502       11,587       26,132        22,501
                                                -------      -------     --------      --------
           Total operating expenses              34,531       26,644       66,103        52,279
                                                -------      -------     --------      --------
Income from operations                           (2,570)      10,993       20,493        25,651
Other income (expense), net                        (279)         703         (271)        1,709
                                                -------      -------     --------      --------
Income before income taxes                       (2,849)      11,696       20,222        27,360
Provision for income taxes                       (1,083)       3,984        7,606         9,269
                                                -------      -------     --------      --------
Net income                                      $(1,766)     $ 7,712       12,616      $ 18,091
                                                =======      =======     ========      ========

Net income per common and
 equivalent share:

     Primary                                    $ (0.04)     $  0.15     $   0.25      $   0.36
                                                =======      =======     ========      ========

     Assuming full dilution                     $ (0.04)     $  0.15     $   0.25      $   0.36
                                                =======      =======     ========      ========

Shares used in computing net income
  per common and equivalent share:

     Primary                                     49,199       50,114       50,658        50,081
                                                =======      =======     ========      ========

     Assuming full dilution                      49,199       50,114       53,340        50,081
                                                =======      =======     ========      ========


               See accompanying notes to the unaudited condensed
                       consolidated financial statements.

                                 S3 INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)


                                                                  Six Months Ended
                                                           -------------------------------
                                                              June 30,          June 30,
                                                               1997              1996
                                                           ------------     --------------
                                                           (As Restated)     (As Restated)
Operating activities:
   Net income                                                   $ 12,616      $ 18,091
   Adjustments to reconcile net income to net cash used for
   operating activities:
       Deferred income taxes                                        (312)       (2,648)
       Depreciation and amortization                               8,222         4,690
       Equity in income from joint venture                       (11,278)           --
       Changes in assets and liabilities:
             Accounts receivable                                 (28,877)       (7,120)
             Inventories                                           6,851        (8,680)
             Prepaid expenses and other                             (919)       (5,551)
             Accounts payable                                       (364)      (16,895)
             Accrued liabilities                                   4,271         5,753
             Deferred revenue                                      8,486         5,829
             Income taxes payable                                 (4,524)         (415)
                                                                --------      --------
   Net cash used for operating activities                         (5,828)       (6,946)
                                                                --------      --------

Investing activities:
   Property and equipment purchases, net                         (20,212)       (9,418)
   Investment in real estate partnership                              --        (2,100)
   Sales/maturities of short-term investments, net                 6,957         9,509
   Technology investment                                          (5,000)           --
   Other assets                                                  (12,063)           --
                                                                --------      --------
   Net cash used for investing activities                        (30,318)       (2,009)
                                                                --------      --------

Financing activities:
   Sale of common stock, net                                       4,288         2,392
   Net borrowings of notes payable                                 4,658         6,500
                                                                --------      --------
   Net cash provided by financing activities                       8,946         8,892
                                                                --------      --------
Net decrease in cash and equivalents                             (27,200)          (63)
Cash and cash equivalents at beginning of period                  94,616        69,289
                                                                --------      --------
Cash and cash equivalents at end of period                      $ 67,416      $ 69,226
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

2. Restatement of Quarterly Financial Statements

Subsequent to the issuance of the Company's Form 10-Q for the quarter ended June 30, 1997, the Company discovered that its accounting policies with respect to revenue recognition for international sales had not been fully followed. The Company's policy is to defer recognition of revenue on all sales to distributors until the product is sold by each distributor to its customers. Based on its review of this matter, the Company determined that in certain instances, revenue was recognized prematurely, prior to sale by the Company's distributors. Accordingly, the accompanying consolidated condensed financial statements have been restated to properly defer revenue recognition on products shipped to certain distributors.

The effects of such restatement are summarized as follows in thousands except per share amounts:

                                            Three Months Ended            Six Months Ended
                                          ------------------------     -----------------------
                                           June 30,      June 30,        June 30,    June 30,
                                             1997         1996            1997        1996
                                          ------------------------     -----------------------
Net sales before restatement              $ 108,892      $ 103,825     $ 247,058     $ 213,897
Net sales after restatement               $  84,589      $  99,122     $ 214,844     $ 201,242

Cost of sales before restatement          $  70,429      $  64,357     $ 151,352     $ 130,867
Cost of sales after restatement           $  52,628      $  61,485     $ 128,248     $ 123,312

Net income before restatement             $   2,265      $   8,792     $  18,186     $  21,100
Net income after restatement              $  (1,766)     $   7,712     $  12,616     $  18,091

Net income per common and equivalent
 share before restatement                 $    0.05      $    0.18     $    0.36     $    0.42
Net income per common and equivalent
 share after restatement                  $   (0.04)     $    0.15     $    0.25     $    0.36

                                                  At June 30,      At December 31,
                                                     1997               1996
                                                  -----------      ---------------
Deferred revenue before restatement                $     --           $    624
Deferred revenue after restatement                 $ 20,599           $ 12,113

Total stockholders' equity before restatement      $289,615           $267,100
Total stockholders' equity after restatement       $277,267           $260,321

3. Inventories:

     Inventories consist of work in process and finished goods and are stated at the lower of cost (first-in, first-out) or market.


                            June 30,      December 31,
                              1997            1996
                            --------      ------------
                                   (in thousands)
Inventories consist of:

Work in process             $28,129         $22,556
Finished goods               18,486          30,910
                            -------         -------
      Total                 $46,615         $53,466
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

     If SFAS 128 had been in effect during the current and prior year periods, basic EPS would have been $(0.04) and $0.16 for the three months ended June 30, 1997 and 1996 respectively. Basic EPS would have been $0.26 and $0.38 for the six months ended June 30, 1997 and 1996 respectively. Diluted EPS under SFAS 128 would have been $(0.04) and $0.15 for the three months ended and $0.26 and $0.36 for the six months ended June 30, 1997 and 1996 respectively.

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

     Subsequent to the filing of the Company's Form 10-K for the quarter ended June 30, 1997, the Company discovered that its accounting policies with respect to revenue recognition for international sales had not been fully followed. The Company's policy is to defer recognition of revenue on all sales to distributors until the period the product is sold by each distributor to its customers. Based on its review of this matter, the Company determined that in certain instances, revenue was recognized prematurely, prior to sale by the Company's distributors. The Company's review of this matter has been supervised by the Audit Committee of the Board of Directors. The Company's accompanying quarterly financial statements have been restated from the amounts previously reported to defer the recognition of revenue until the time of sale by the distributor to the customer. See note 2 of notes to unaudited condensed consolidated financial statements.

RESULTS OF OPERATIONS

     The following table sets forth for the periods indicated certain financial data as a percentage of net sales:

                                                Three Months Ended             Six Months Ended
                                           ----------------------------   ----------------------------
                                              June 30,       June 30,        June 30,      June 30,
                                                1997           1996            1997          1996
                                           -------------  ------------    ------------   -------------
                                           (As Restated)  (As Restated)   (As Restated)  (As Restated)
Net sales                                      100.0%         100.0%          100.0%         100.0%
Cost of sales                                   62.2           62.0            59.7           61.3
                                               -----          -----           -----          -----
Gross margin                                    37.8           38.0            40.3           38.7
                                               -----          -----           -----          -----
Operating expenses:
   Research and development                     24.9           15.2            18.6           14.8
   Selling, marketing and administrative        15.9           11.7            12.2           11.2
                                               -----          -----           -----          -----
        Total operating expenses                40.8           26.9            30.8           26.0
                                               -----          -----           -----          -----
Income (loss) from operations                   (3.0)          11.1             9.5           12.7
Other income (expense), net                     (0.3)           0.7            (0.1)           0.9
                                               -----          -----           -----          -----
Income before income taxes                      (3.3)          11.8             9.4           13.6
Provision for income taxes                      (1.2)           4.0             3.5            4.6
                                               -----          -----           -----          -----
Net income (loss)                               (2.1)%          7.8%            5.9%           9.0%
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


NET SALES

     The Company's net sales to date have been generated from the sale of its graphics and multimedia accelerators. The Company's products are used in, and its business is dependent on, the personal computer industry with sales primarily in the U.S., Asia, and Europe. Net sales were $84.6 million for the three months ended June 30, 1997, a 14.6% decrease from the $99.1 million of net sales for the three months ended June 30, 1996. Net sales were $214.8 million for the six months ended June 30, 1997 or 6.8% above the $201.2 million of new sales for the six months ended June 30, 1996. Net sales increased primarily as a result of an increase in unit volumes offset by lower overall average selling due to aggressive pricing from certain of the Company's competitors.

     Due to competitive price pressures, the Company's products experience declining unit average selling prices over time, which at times can be substantial. The pricing environment for 2D graphics accelerators, which accounted for a majority of the Company's net sales in 1996, has recently experienced and is expected to continue to experience increasing pricing pressures due to aggressive pricing from certain of the Company's competitors. In particular, the Company's Trio family of integrated 2D accelerators experienced significant decreases in average selling prices in 1996 which continued in the first half of 1997. The graphics accelerator market is making a transition from 2D acceleration to 3D acceleration, and the Company introduced its ViRGE family of 2D/3D accelerators in response to this transition. As a result of the entry of competitors into the 3D acceleration market, the Company has experienced and anticipates that it may continue to experience increased pricing pressures on average selling prices for the ViRGE family of 2D/3D accelerators. The Company experienced significant price competition for its products in the three and six months ended June 30, 1997. The Company currently anticipates price declines to return to a more normalized environment and traditional demand to rise in the third quarter. The Company expects that the percentage of its net sales represented by any one product or type of product may change significantly from period to period as new products are introduced and existing products reach the end of their product life cycles. If the transition occurs slower than expected, if the Company's graphic products do not achieve market acceptance, or if the pricing pressures increase or continue in the manner experienced in the first half of 1997, then the Company's operating results could be adversely affected.

     Export sales accounted for 69% and 57% of net sales for the three months ended June 30, 1997 and 1996, respectively. Export sales accounted for 64% and 54% of net sales in the six months ended June 30, 1997 and 1996 respectively. Approximately 35% and 30% of export sales for the three and six months ended June 30, 1997 were to affiliates of United States customers. The Company expects that export sales will continue to represent a significant portion of net sales, although there can be no assurance that export sales as a percentage of net sales will remain at current levels. All sales transactions were denominated in U.S. dollars.

     One customer accounted for 34% and 24% of net sales for the three and six months ended June 30, 1997 respectively, and 14% and 10% of net sales for the three and six months ended June 30, 1996, respectively. Another customer accounted for 18% and 10% of net sales for the three and six months ended June 30, 1997 respectively, and another customer accounted for 15% and 13% of net sales for the same periods. A different customer accounted for 15% of net sales for the three months ended June 30, 1997 while a different customer accounted for 18% of net sales for the three and six months ended June 30, 1996. A different customer accounted for 11% of net sales for the six months ended June 30, 1996. The Company expects a significant portion of its future sales to remain concentrated within a limited number of strategic customers. There can be no assurance that the Company will be able to retain its strategic customers or that such customers will not cancel or reschedule orders or, in the event orders are canceled, that such orders will be replaced by other sales. In addition, sales to any particular customer may fluctuate significantly from quarter to quarter. The occurrence of any such events or the loss of a strategic customer could have a material adverse effect on the Company's operating results.

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

GROSS MARGIN

     Gross margin percentage decreased to 37.8% for the three months ended June 30, 1997 from 38.0% for the three months ended June 30, 1996. The decrease was due to decreases in overall average selling prices. Gross margin percentage increased to 40.3% for the six months ended June 30, 1997 from 38.7% for the six months ended June 30, 1996. The Company currently expects its gross margin percentage for the three months ending September 30, 1997 to decrease from current levels as unit average selling prices decrease.

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


SELLING, MARKETING AND ADMINISTRATIVE EXPENSES

     Selling, marketing and administrative expenses were $13.5 million for the three months ended June 30, 1997, an increase of $1.9 million from $11.6 million for the three months ended June 30, 1996. Selling, marketing and administrative expenses were $26.1 million for the six months ended June 30, 1997 an increase of $3.6 million from $22.5 million in the six months ended June 30, 1996. Selling and marketing costs increased as a result of additional personnel, increased commissions and increased marketing costs associated with the expected increased due to the hiring of additional personnel necessary to support the increased level of operations. The Company anticipates that selling, marketing and administrative expenses will increase in absolute dollars in 1997.


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


INCOME TAXES

     The Company's effective tax rate for the six months ended June 30, 1997 is 38%, compared to the 34% effective rate for the three months and six months ended June 30, 1996. The increased tax rate is primarily attributable to the expiration of the federal research and development credit as of May 31, 1997.


LIQUIDITY AND CAPITAL RESOURCES

     Cash used for operating activities for the six months ended June 30, 1997 was $5.8 million, as compared to $6.9 million for the six months ended June 30, 1996. The Company experienced an increase from December 31, 1996 in accounts receivable, prepaid expenses, other assets, accrued liabilities, deferred revenue and other liabilities. These increases were partially offset by decreases in inventories, and income taxes payable. The Company experienced an increase in accounts receivable from the level at December 31, 1996 due to the substantial concentration of sales in June 1997 resulting from increased shipments in the third month of the second quarter over either of the first two months of the quarter relative to what the Company experienced in previous quarters.

     Investing activities for the six months ended June 30, 1997 and 1996 reflected property and equipment purchases, net, of $20.2 million and $9.4 million, respectively, short term investments, and deferred royalties related to the Brooktree license agreement. Continued expansion of the Company's business may require higher levels of capital equipment purchases, technology investments, foundry investments and other payments to secure manufacturing capacity. In June 1997, the Company made a $5.0 million equity investment in Faroudja Laboratories, Inc. ("Faroudja"). The Company and Faroudja are working jointly, pursuant to a license agreement, to develop integrated circuits incorporating Faroudja's video processing technology for use in PC's.

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

     Working capital at June 30, 1997 and December 31, 1996 was $204.1 million and $225.6 million, respectively. At June 30, 1997, the Company's principal sources of liquidity included cash and equivalents of $67.4 million and $55.9 million in short-term investments. In addition, the Company has a $25.0 million unsecured revolving line of credit that expires September 1, 1997. The Company is currently in the process of renewing the line of credit. The Company had $5.0 million outstanding under the line of credit as of June 30, 1997. In addition, the Company has a separate secured equipment line of credit totaling $3.5 million. The Company had $2.4 million outstanding under this secured equipment line of credit at June 30, 1997. The Company believes that its available funds and its anticipated funds from operations will satisfy the Company's projected working capital, existing foundry supply agreement and capital expenditure requirements for at least the next 12 months, other than expenditures for future potential manufacturing agreements.

     In order to obtain an adequate supply of wafers, especially wafers manufactured using advanced process technologies, the Company has entered into and will continue to consider various possible transactions, including the use of "take or pay" contracts that commit the Company to purchase specified quantities of wafers over extended periods, equity investments in, advances or issuance of equity securities to wafer manufacturing companies in exchange for guaranteed production or the formation of joint ventures to own and operate or construct wafer fabrication facilities. Manufacturing arrangements such as these may require substantial capital investments, which may require the Company to seek additional equity or debt financing. There can be no assurance that such additional financing, if required, will be available when needed or, if available, will be on satisfactory terms. In addition, the Company may, from time to time, as business conditions warrant, invest in or acquire businesses, technology or products that complement the business of the Company.

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

FACTORS THAT MAY AFFECT RESULTS

Fluctuations in Quarterly Operating Results

The Company's operating results have historically been, and will continue to be, subject to quarterly and other fluctuations due to a variety of factors, including changes in pricing policies by the Company, its competitors or its suppliers, anticipated and unanticipated decreases in unit average selling prices of the Company's products, availability and cost of products from the Company's suppliers, changes in the mix of products sold and in the mix of sales by distribution channels, the gain or loss of significant customers, new product introductions by the Company or its competitors, market acceptance of new or enhanced versions of the Company's products, seasonal customer demand, and the timing of significant orders. Operating results could also be adversely affected by general economic and other conditions affecting the timing of customer orders and capital spending, a downturn in the market for PCs, order cancellations or rescheduling and the other factors discussed below. These factors could adversely affect demand for the Company's products. In addition, the pricing environment for graphics accelerators has recently experienced increasing pricing pressures and is expected to continue to experience pricing pressures, due in part to aggressive pricing from certain of the Company's competitors. In particular, the Company's Trio family of integrated 2D accelerators, which accounted for a majority of the Company's revenues in 1996, experienced significant decreases in average selling prices in 1997. The graphics accelerator market is making a transition from 2D acceleration to 3D acceleration, and the Company has introduced its ViRGE family of 2D/3D accelerators in response to this transition. As a result of the entry of competitors into the 3D acceleration market, the Company has experienced and anticipates that it may continue to experience increased pricing pressures on average selling prices for the ViRGE family of 2D/3D accelerators. If the transition occurs slower than expected, if the Company's 2D/3D products do not achieve market acceptance, or if pricing pressures increase above normal anticipated levels, the Company's operating results could be adversely affected. Further, because the Company is continuing to increase its operating expenses for personnel and new product development, the Company's operating results would be adversely affected if such budgeted sales levels were not achieved. PC graphics and multimedia subsystems include, in addition to the Company's products, a number of other components which are supplied by third-party manufacturers. Any shortage of such components in the future could adversely affect the Company's business and operating results. Furthermore, it is possible that the Company's products may be found to be defective after the Company has already shipped significant volume production. There can be no assurance that the Company would be able to successfully correct such defects or that such corrections would be acceptable to customers, and the occurrence of such events could have a material adverse effect on the Company's business and operating results.

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

Transactions to Obtain Manufacturing Capacity; Future Capital Needs

     In order to obtain an adequate supply of wafers, especially wafers manufactured using advanced process technologies, the Company has entered into and may consider in the future various transactions, including the use of "take or pay" contracts that commit the Company to purchase specified quantities of wafers over extended introduction of new products. Administrative costs have periods, equity investments in or advances or issuance of equity securities to wafer manufacturing companies in exchange for guaranteed production capacity, or the formation of joint ventures to own and operate or construct foundries or to develop certain products. Any of such transactions would involve financial risk to the Company and could require the Company to commit substantial capital or provide technology licenses in return for guaranteed production capacity. In particular, the Company has entered into a "take or pay" contract with TSMC and has entered into the USC joint venture. The need to commit substantial capital may require the Company to seek additional equity or debt financing. The sale or issuance of additional equity or convertible debt securities could result in additional dilution to the Company's stockholders. There can be no assurance that such additional financing, if required, will be available when needed or, if available, will be on terms acceptable to the Company.

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

Item 2.  Changes in Securities

     On May 14, 1997, the Board of Directors of the Company adopted a Stockholder Rights Plan. Under the terms of the Rights Plan, stockholders of record as of June 1, 1997 received a dividend of one Preferred Stock Purchase Right for each share of Common Stock held on that date. The Rights will expire 10 years after issuance, and will be exercisable only if a person or group becomes the beneficial owner of 15% or more of the Common Stock (such person or group, a "15% holder") or commences a tender or exchange offer which would result in the offeror beneficially owning 15% or more of the Common Stock. Each Right will entitle stockholders to buy one one-thousandth of a share of Series A Preferred Stock of the Company at an exercise price of $85.00, subject to certain antidilution adjustments.

     If a person or group accumulates 15% or more of the Common Stock, each Right (other than Rights held by a 15% holder and certain related parties, which will be voided) will be adjusted so that upon exercise the holder will have the right to receive that number of shares of Common Stock or in certain circumstances, a combination of securities and/or assets) having a value of twice the exercise price of the Right. In addition, if following the public announcement of the existence of a 15% holder the Company is involved in a merger or business combination or a sale of 50% or more of the Company's assets or earning power, each Right (other than Rights held by a 15% holder and certain related parties, which will be voided) will represent the right to purchase, at the exercise price, common stock of the acquiring entity having a value of twice the exercise price at the time. The Board of Directors will also have the right, following the public announcement of the existence of a 15% holder, to cause each Right (other than rights held by the 15% holder) to be exchanged for one share of Common Stock.

     The Board of Directors is entitled to redeem the Rights at $.01 per Right at any time prior to the public announcement of the existence of a 15% holder.

Item 6.  Exhibits and Reports on Form 10K

27 Financial Data Schedule (filed only with the electronic submission of Form 10-Q in accordance with the Edgar requirements)

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 S3 INCORPORATED
                                  (Registrant)



                              /s/ WALTER D. AMARAL
                       ----------------------------------

                                WALTER D. AMARAL
                  Senior V.P. Finance & Chief Financial Officer
                  (Principal Financial and Accounting Officer)

                                February 25, 1998

                               INDEX TO EXHIBITS


Exhibit
Number                              Exhibits
-------                             --------

 27                        Financial Data Schedule