Form 10-K
period 1997-12-31
S3 INC
filed 1998-03-31
CIK 850519

================================================================================
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
                            ------------------------

(MARK ONE)

      [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                       OR

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                         FOR THE TRANSITION PERIOD FROM
                               --------------- TO
                                ---------------.

                         COMMISSION FILE NUMBER 0-21126

                                S3 INCORPORATED
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                      77-0204341
(STATE OR OTHER JURISDICTION OF INCORPORATION       (I.R.S. EMPLOYER IDENTIFICATION NO.)
               OR ORGANIZATION)

       2801 MISSION COLLEGE BOULEVARD,                           95052-8058
           SANTA CLARA, CALIFORNIA                               (ZIP CODE)
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (408) 588-8000

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g)OF THE ACT:
                         COMMON STOCK, $.0001 PAR VALUE
             SERIES A PARTICIPATING PREFERRED STOCK PURCHASE RIGHTS

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference to Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $296,616,282 as of March 2, 1998, based upon the closing price on the Nasdaq National Market reported for such date. This calculation does not reflect a determination that certain persons are affiliates of the Registrant for any other purpose.

     50,592,080 shares of the Registrant's Common stock, $.0001 par value, were outstanding at March 2, 1998.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Items 10 (as to directors), 11 and 12 of Part III incorporate by reference information from the Registrant's Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the Registrant's 1998 Annual Meeting of Stockholders.
================================================================================

                                     PART I

ITEM 1. BUSINESS.

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

GENERAL

     S3(R) Incorporated ("S3" or the "Company") is a leading supplier of multimedia acceleration hardware and its associated software for the PC market. The Company's accelerators are designed to work cooperatively with a PC's central processing unit ("CPU"), implementing functions best suited for a dedicated accelerator while allowing the CPU to perform the more general purpose computing functions of today's advanced multimedia user interface and applications. By complementing the computing power of the general purpose CPU, the Company's integrated software and silicon-based accelerator solutions significantly improve the multimedia performance of PCs while reducing overall system cost and complexity. S3 has been a pioneer in graphics acceleration since 1991, when it was the first company to ship in volume a single chip graphics accelerator with a local bus interface. S3 has since delivered new generations of high performance accelerator solutions with 32-bit and 64-bit multimedia products such as integrated 2D and 3D graphics and video accelerators, motion picture experts group ("MPEG") decoders enabling more advanced graphics and integrated full-motion video acceleration. As the demand for greater multimedia capabilities in PCs increases, particularly the demand for 2D/3D technology, the Company is focused on delivering accelerator solutions for use in business desktop, home and mobile computing systems. S3's families of accelerator products and software are currently used by many of the world's leading original equipment PC manufacturers ("OEMs") and add-in card and motherboard manufacturers.

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

     In 1993, S3 introduced the Vision(TM) family, the industry's first Peripheral Component Interconnect ("PCI") 64 bit graphics controllers supporting the new Intel system bus that would quickly proliferate with the introduction of the Pentium Microprocessor. In 1994, S3 introduced the Trio(R) family, the industry's first 64-bit GUI accelerators with integrated clock and RAMDAC functionality and brought S3's high performance acceleration technology to the mainstream. In 1995, S3 broadened the Trio family to include video acceleration and introduced the industry's first integrated 2D/3D graphics accelerator family, ViRGE(R).

     In 1996, the Company expanded the breadth of its product line to introduce products for the mobile computing market and introduced second generation 2D/3D products. In January 1996, S3 entered the mobile computing market with the introduction of its first notebook PC product, the Aurora 64V+(TM) dual display 2D multimedia accelerator. In October 1996, the Company introduced its second generation 2D/3D products, the ViRGE/DX(TM) and ViRGE/GX(TM) accelerators.

     In 1997, the Company introduced its third generation 2D/3D products for desktop PCs and its second generation mobile accelerators. In March 1997, the Company introduced its third generation 2D/3D product, the ViRGE/GX2(TM) graphics and video accelerator. In April 1997, the Company announced its second notebook PC product, the ViRGE/MX(TM) 2D/3D mobile accelerator. In October 1997, the Company announced the ViRGE/MXi(TM) accelerator, the industry's first 3D graphics accelerator with integrated DRAM for mainstream notebook PCs. In November 1997, the Company announced its newest member of its Trio family of accelerators, the Trio 3D(TM) accelerator.

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

     There can be no assurance that the Company will be able to successfully complete the development of these products or to commence shipments of these products in a timely manner, or that product specifications will not change during the development period. In addition, even if the products are successfully developed and shipped, there can be no assurance that the products described above will be successful in the marketplace.

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

  Graphics and Video Accelerator Products

     S3's graphics and video accelerator product line includes a broad array of products to support PC add-in card, motherboard and computer system OEM designs in both desktop and mobile computers. These products provide S3's customers with a range of price/performance options, including entry-level single-chip integrated DRAM and SGRAM-based 2D accelerators for desktop computers, mid-range DRAM and SGRAM-based 2D accelerators for desktop computers, mid-range DRAM and SGRAM-based 2D/3D accelerators for desktop computers, and SGRAM-based 2D/3D accelerators with integrated memory for mobile computers. The Company's product line breadth and pin-compatible strategy allows its customers to migrate to higher performance, higher functionality solutions, while staying within a single accelerator architecture and family of compatible software drivers. The system OEM thereby has the flexibility of designing its own upgrades or selecting from a number of leading add-in card manufacturers that offer products based on the Company's products. Display memory supported by the Company's accelerators ranges from 1 to 8 megabytes of DRAM/SGRAM. All of the Company's products support advanced levels of integration, including integrated

RAMDAC and clock synthesis, video acceleration based on S3's Streams Processor(TM) technology, and video connectivity via S3's Scenic Highway(TM) local peripheral bus. The Company's accelerators support the industry standard vesa local ("VL") and PCI local buses, with newer products supporting the emerging Advanced Graphics Port ("AGP") bus.

     Trio64V+. The Trio64V+(TM) is a 64-bit, DRAM-based 2D graphics and video accelerator. It is pin compatible with S3's prior generation Trio64(TM) accelerator and includes integrated RAMDAC and clock synthesis functions. Additionally, the Trio64V+ includes video acceleration based on S3's Streams Processor technology and video connectivity via S3's Scenic Highway local peripheral bus.

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

     ViRGE/DX/GX. ViRGE/DX and ViRGE/GX are second generation 64-bit, 2D/3D graphics and video accelerators, utilizing DRAM and SGRAM, respectively. ViRGE/DX is pin compatible with the ViRGE 2D/3D accelerator and the Trio64V+ and Trio64V2 2D accelerators. ViRGE/GX is pin compatible with the Trio64V2 2D accelerator. Both the ViRGE/DX and ViRGE/GX include the RAMDAC and clock synthesis functions and enhanced video acceleration based on S3's Streams Processor technology and video connectivity via S3's Scenic Highway local peripheral bus. ViRGE/DX and ViRGE/GX accelerators provide significant performance improvement over the first generation ViRGE accelerators, and include SmartFilter(TM) technology for higher performance and higher quality texture mapping and a parallel processing perspective engine for increased throughput. ViRGE/DX and ViRGE/GX are designed to enable the next level of gaming applications as well as to deliver the 2D/3D platform required for emerging business desktop applications. These desktop applications include data visualization, accelerated visual reality modeling language ("VRML"), 3D presentations and spreadsheets.

     ViRGE/GX2. ViRGE/GX2 is the third generation 64-bit, SGRAM-based 2D/3D graphics and video accelerator that supports TV-out, DuoView(TM) dual-display capability, Intel's AGP standard, and is digital versatile disc ("DVD") capable. ViRGE/GX2 includes advanced 3D and display technology designed to bridge the gap between mainstream consumer electronics and PC technology. These features include DuoView technology, which enables users to display different images simultaneously on separate monitors and is designed to increase the functionality of applications such as multi-player gaming, Web browsing and video conferencing. In addition, AGP support is intended to provide increased multimedia performance, while integrated TV-out enables output from the PC to a TV. The Company also provides a scaleable solution that combines either hardware or software MPEG-2 decoders with ViRGE/GX2's integrated DVD features. Also, ViRGE/GX2 delivers a full set of 3D rendering features including MIP mapping, tri-linear filtering and perspective correction of textures.

     Aurora64V+. The Aurora64V+ is a 64-bit, DRAM-based 2D graphics and video accelerator for mobile computers. It includes the Trio64V+'s integrated RAMDAC and clock synthesis functions, a flat panel display interface and, through DuoView technology, the ability to simultaneously display information on the flat panel and either a computer monitor or television. DuoView technology also enables users to view multiple windows during video conferencing applications. Additionally, the Aurora64V+ includes video acceleration based on S3's Streams Processor technology and video connectivity via S3's Scenic Highway local peripheral bus.

     ViRGE/MX/MXi. ViRGE/MX and ViRGE/MXi are the second generation 3D graphics accelerators for notebook PCs, which combine the same level of 2D/3D video acceleration found in the Company's desktop accelerators with advanced power management and flat panel display support. The two products feature DuoView, integrated TV-out and a full set of 3D rendering, including MIP mapping, tri-linear filtering and perspective correction textures. The products also support the AGP standard. ViRGE/MXi is the industry's first 3D graphics accelerator with integrated DRAM for mainstream notebook PCs. With two megabytes of S3-designed DRAM (known as S3RAM(TM)), the ViRGE/MXi provides improved power management and Macrovision copy protection for DVD. Macrovision copy protection, the official Analog Protection System ("APS") for DVD systems, is required for all DVD PCs that provide a TV-out connection. The integrated Macrovision technology enables the users to save the power, expense and board space required for an external TV encoder solution.

     Trio3D. Trio 3D is the third generation of the Trio family of accelerators. It features a 128-bit pipeline architecture, support for 125 MHz SGRAM memory and S3's Burst Command Interface(TM) -- a proprietary protocol technology that works in conjunction with either the PCI or AGP bus to increase the command and data efficiency of the Trio3D architecture. Trio3D also supports 3D rendering and is the first accelerator to fully implement the industry standard Video Interface Port ("VIP") bus which provides a dedicated interface from the graphics accelerator to digital video devices and streamlines the movement of this data versus current PCI bus solutions. The Trio 3D allows for a low-cost, easy-to-implement interface to third party multimedia peripherals such as video cameras, TV-tuners and DVD/MPEG-2 decoders. It also provides support for AGP standard and is designed to be pin-compatible with existing Trio and ViRGE-based designs. In addition, Trio 3D's software compatibility with previous generations of S3 products is intended to enable faster time-to-market for manufacturers.

  Software

     The Company believes that a complete solution for its customers must include not only high performance acceleration features implemented in silicon, but also a broad line of software, including BIOS, drivers and utilities, that are designed to optimize the performance of its accelerators. The software is shipped as an integral part of the Company's accelerator products. The Company maintains a flexible driver architecture, allowing its drivers to be easily upgraded for the enhanced features supported in next generation accelerator products. S3 uses a combination of in-house software developers and independent contractors to develop its software drivers. Strategic software, including BIOS and drivers for the Windows family of operating systems, is developed by the Company's in-house software development team. The Company believes that software expertise is vital to determining the optimal trade-off between silicon and software for next generation accelerator performance and functionality enhancements. The Company has also developed extensive capabilities for testing its accelerators, software drivers and BIOS across a range of applications and OEM system configurations.

     The Company's software includes the following drivers:

   OPERATING SYSTEM DRIVERS
   ------------------------
IBM OS/2                             Microsoft Windows NT 3.51
Microsoft Windows(R)(1)3.1           Microsoft Windows NT 4.0
Microsoft Windows 95                 Microsoft Windows NT 5.0
Microsoft Windows 98

     In 1996, the Company expanded its end-user utility support. Designed to be included with drivers by the Company's OEMs, these utilities are intended to provide increased end-user ease-of-use support and extended control of S3 multimedia accelerator functions. The Company released the refresh utility for Windows 95 and Windows 3.1, allowing the user to change refresh rates, and the color utility for Windows 95, Windows 98 and Windows NT 4.0, giving the user control of hue, saturation, contrast, and brightness for video playback.
---------------
(1) Windows is a registered trademark of Microsoft Corporation.

     In 1997, the Company released several end-user utilities with the drivers. The switch utility for the Windows family of operating systems provides multiple display device switching, DuoView/Simultaneous display control, display resolution and refresh rate control, video color adjustment and TV output controls. The info utility for Windows 95 and Windows 98 gives the user S3 graphics adapter information, graphics mode information, system information and a list of the installed S3 utilities with version numbers. The gamma utility, for Windows 95, and Windows 98 and Windows NT, allows the user to interactively modify the display gamma settings for the current color depth.

     In September 1996, Packard Bell NEC released the Company's internally-developed TV-Tuner(TM) application, which displays live TV on the computer using Packard Bell NEC's hardware. The application allows channel selection, volume control, record/playback features similar to a video cassette recorder, closed caption display, and it supports international video inputs such as NTSC, PAL and SECAM.

     The Company also developed OEM-specific display control utilities for its customers who use the mobile graphics accelerators. These utilities enable end-user utilization of the DuoView and mobile computing functions of the Aurora64V+ and ViRGE MX/MXi accelerators.

     Throughout 1996, the Company released several updates of its Galileo(R) utility, which was first introduced in 1995 and provides ease-of-use support for resolution and color depth configuration changes and monitor centering.

  3D Software(2)

     S3's software strategy for its traditional 2D graphics accelerators was achieved primarily through the development of software drivers to interface the acceleration hardware with industry-standard application programmer interfaces ("API"), including those for Windows and OS/2. Direct support for specific applications was limited primarily to leading DOS-based CAD programs such as AutoCAD and Microstation, due to the APIs' role in de-coupling application programs from the actual graphics hardware.

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

     In 1997, the Company continued to develop its proprietary API by providing software developers with advanced tools and code samples to enhance and streamline their development cycle for optimal performance of the key features.

     S3 is also actively developing software drivers for what have emerged as the standard APIs for 3D acceleration. Microsoft's Direct3D has emerged as the standard API for the mainstream PC platform and Silicon Graphic's OpenGL emerged as the standard API for high-performance 3D graphics. S3 intends to support its proprietary API, OpenGL, Direct3D, and third-party APIs based on market acceptance of such APIs and S3's needs to support and promote new features of future accelerators. S3 has developed an OpenGL driver for the ViRGE family of 2D/3D accelerators to support CAD/engineering, modeling/ rendering and other high-end 3D applications traditionally supported on workstation platforms. In August 1997, the Company and Silicon Graphics, Inc. announced a long term licensing agreement whereby S3 will distribute OpenGL. The Company will provide its OEM customers with source and object code for OpenGL, a proven, highly versatile 2D and 3D graphics API that enables PC, workstation and supercomputing hardware vendors to provide high-performance graphics solutions.

---------------

(2) The software titles set forth below may be trademarks or registered trademarks of their respective owners.

  Future Accelerators and Software

     The Company has in development several graphics and video accelerators and related software products for currently scheduled introduction throughout 1998. S3 believes that its extensive software, systems and silicon expertise, use of advanced design tools, centralized engineering group with strong design expertise, and close working relationships with strategic customers and software developers should position the Company to continue to rapidly and cost-effectively define, develop and market advanced accelerators and related software for the PC market. The Company analyzes and uses industry tools such as 3D Winbench 98 and other independent benchmarking software in its efforts to provide the highest level of accelerator and feature compliance. In future products, the Company plans to be fully compliant with the graphics initiative from Intel for AGP as defined by the PC98 and PC99 system design guides, which are a reference for designing PCs and peripherals for the Microsoft Windows family of operating systems and are primarily driven by Microsoft, Intel and other industry leaders.

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

     S3's accelerator products are designed to improve the graphics performance of PCs using Intel and other x86-based microprocessors, and Microsoft Windows, Windows NT and IBM OS/2 operating systems, the predominant standards in today's PC market. Any shift away from such standards would require the Company to develop new products and may have a material adverse effect on the Company's operating results. The market for the Company's accelerator products is characterized by rapidly changing technology, evolving industry standards, frequent new product introductions, and significant price competition, resulting in short product life cycles and regular reductions of unit average selling prices over the life of a specific product. Products in the Company's market typically have a product life cycle of 12 to 18 months.

                                  RISK FACTORS

FACTORS THAT MAY AFFECT RESULTS

  Fluctuations in Quarterly Operating Results

     The Company's operating results have historically been, and will continue to be, subject to quarterly and other fluctuations due to a variety of factors, including changes in pricing policies by the Company, its competitors or its suppliers, anticipated and unanticipated decreases in unit average selling prices of the Company's products, availability and cost of products from the Company's suppliers, changes in the mix of products sold and in the mix of sales by distribution channels, the gain or loss of significant customers, new product introductions by the Company or its competitors, market acceptance of new or enhanced versions of the Company's products, seasonal customer demand, and the timing of significant orders. Operating results could also be adversely affected by general economic and other conditions affecting the timing of customer orders and capital spending, a downturn in the market for PCs, order cancellations or rescheduling and the other factors discussed below. These factors could adversely affect demand for the Company's products. In addition, the pricing environment for graphics accelerators has recently experienced increasing pricing pressures and is expected to continue to experience pricing pressures, due in part to aggressive pricing from certain of the Company's competitors. In particular, the Company's Trio family of integrated 2D accelerators, which accounted for a majority of the Company's revenues in 1996, experienced significant decreases in average selling prices in 1997. The graphics accelerator market is transitioning from 2D acceleration to 3D acceleration, and the Company has introduced its ViRGE family of 2D/3D accelerators in response to this transition. As a result of the entry of competitors into the 3D acceleration market, the Company has experienced and anticipates that it may continue to experience increased pricing pressures on average selling prices for the ViRGE family of 2D/3D accelerators. In addition, the Company does not currently offer products addressing the high performance 3D acceleration market, which adversely affects the Company's gross margin and profitability. If the Company is unable to introduce and successfully market higher performance products, if the Company's products do not achieve market acceptance, or if pricing pressures increase above normal anticipated levels, the Company's operating results could be adversely affected. Furthermore, because the Company is continuing to increase its operating expenses for personnel and new product development, the Company's operating results would be adversely affected if such budgeted sales levels were not achieved. PC graphics and multimedia subsystems include, in addition to the Company's products, a number of other components which are supplied by third-party manufacturers. Any shortage of such components in the future could adversely affect the Company's business and operating results. Furthermore, it is possible that the Company's products may be found to be defective after the Company has already shipped significant volume production. There can be no assurance that the Company would be able to successfully correct such defects or that such corrections would be acceptable to customers, and the occurrence of such events could have a material adverse effect on the Company's business and operating results. Because the Company must order products and build inventory substantially in advance of product shipments, and because the markets for the Company's products are volatile and subject to rapid technological and price changes, there is a risk that the Company will forecast incorrectly and produce excess or insufficient inventories of particular products. In addition, the Company's customers may change delivery schedules or cancel orders without significant penalty. To the extent the Company produces excess or insufficient inventories of particular products, the Company's operating results could be adversely affected.

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

  Importance of New Products; Rapid Technological Change

     The PC industry in general, and the market for the Company's products in particular, is characterized by rapidly changing technology, evolving industry standards, frequent new product introductions and significant price competition, resulting in short product life cycles and regular reductions of unit average selling prices over the life of a specific product. Products in the Company's market typically have a life cycle of 12 to 18 months, with regular reductions of unit average selling prices over the life of a specific product. The successful development and commercialization of new products required to replace or supplement existing products involve many risks, including the identification of new product opportunities, the successful and timely completion of the development process, and the selection of the Company's products by leading systems suppliers and add-in card and motherboard manufacturers for design into their products. There can be no assurance that the Company will successfully identify new product opportunities and develop and bring to market in a timely manner successful new products, that products or technologies developed by others will not render the Company's products or technologies noncompetitive, or that the Company's products will be selected for design into its customers' products. The Company does not currently offer products addressing the high performance 3D acceleration market. The Company is continually developing new products to address changing market needs, and its operating results may fluctuate from those in prior quarters or may be adversely affected in quarters in which it is undergoing a product transition or in which existing products are under price pressures due to competitive factors. Market acceptance of the Company's products will also depend upon acceptance of other components, such as memory, that the Company's products are designed to work with. For example, the Company has recently introduced accelerators designed to work with synchronous graphics RAM ("SGRAM") and/or synchronous DRAM ("SDRAM") which the Company believes offer better performance for its price than the more expensive video RAM ("VRAM"). However, there can be no assurance that other memory technologies, such as Rambus DRAM, will not achieve a greater degree of market acceptance than SGRAMs or SDRAMs.

     If new products are not brought to market in a timely manner or do not address market needs or achieve market acceptance, then the Company's operating results could be adversely affected. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

  Dependence on Foundries and Other Third Parties

     The Company currently relies on several independent foundries to manufacture its products either in finished form or wafer form. The Company currently has long-term supply arrangements with two of its foundries, a "take or pay" contract with Taiwan Semiconductor Manufacturing Company ("TSMC") and a joint venture foundry, United Semiconductor Corporation ("USC"). In 1995, the Company expanded and formalized its relationship with TSMC to provide additional capacity over the 1996 to 2000 timeframe. The foundry agreement with TSMC requires the Company to make certain annual advance payments to purchase certain committed capacity amounts to be applied against the following year's capacity or forfeit advance payments against such amounts. In addition, the Company, together with United Microelectronics Corporation ("UMC") and Alliance Semiconductor Corporation, owns USC. The Company currently owns 15.75% of USC and maintains the right to purchase up to 31.25% of USC's output. To the extent the Company purchases excess inventories of particular products or chooses to forfeit advance payments, the Company's operating results could be adversely affected. To the extent USC experiences operating losses, the Company will recognize its proportionate share of such losses and may be required to contribute additional capital. The Company believes that a number of manufacturers are expanding or planning to expand their fabrication capacity over the next several years, which could lead to over-capacity in the market and resulting decreases in costs of finished wafers. If the wafers produced by USC cannot be produced at competitive prices, USC could sustain operating losses. There can be no assurance that such operating losses will not have a material adverse effect on the Company's results of operations.

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

  Transactions to Obtain Manufacturing Capacity; Future Capital Needs

     In order to obtain an adequate supply of wafers, especially wafers manufactured using advanced process technologies, the Company has entered into and may consider in the future various transactions, including the use of "take or pay" contracts that commit the Company to purchase specified quantities of wafers over extended periods, equity investments in or advances or issuances of equity securities to wafer manufacturing companies in exchange for guaranteed production capacity, or the formation of joint ventures to own and operate or construct foundries or to develop certain products. Any of such transactions would involve financial risk to the Company and could require the Company to commit substantial capital or provide technology licenses in return for guaranteed production capacity. In particular, the Company has entered into a "take or pay" contract with TSMC and has entered into the USC joint venture. The need to commit substantial capital may require the Company to seek additional equity or debt financing. Although the Company currently believes that the need for such additional capital is minimal for the next two years, if such capital is needed, the sale or issuance of additional equity or convertible debt securities could result in additional dilution to the Company's stockholders. There can be no assurance that such additional financing, if required, will be available when needed or, if available, will be on terms acceptable to the Company. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" and
"Business -- Manufacturing and Design Methodology."

  Dependence on Accelerator Product Line

     S3's products are designed to improve the graphics and multimedia performance of Pentium-based PCs and Microsoft Windows, Windows NT and IBM OS/2 operating systems, the predominant standards in today's PC market. Any shift away from such standards would require the Company to develop new products. The Company expects that additional specialized graphics processing and general purpose computing capabilities will be integrated into future versions of Intel Corporation ("Intel") and other Pentium-based microprocessors and that standard multimedia accelerators in the future will likely integrate memory, system logic, audio, communications or other additional functions. In particular, Intel has announced plans to develop chips that integrate graphics and processor functions to serve the lower cost PC market. A substantial portion of the Company's 1997 sales were derived from products addressing the lower cost PC market, and the Company anticipates that a substantial portion of its 1998 sales will also be derived from products addressing this market. The Company has not previously offered either single function or integrated accelerator products that provide these functions, which have traditionally been provided by separate single function chips or chipsets. The Company has been and will continue to be required to expand the scope of its research and development efforts to provide these functions, which will require the hiring of engineers skilled in the respective areas and additional management and coordination among the Company's design and engineering groups. Alternatively, the Company may find it necessary or desirable to license or acquire technology to enable the Company to provide these functions, and there can be no assurance that any such technology will be available for license or purchase on terms acceptable to the Company. Furthermore, there is a limited amount of space on PC motherboards, and companies that offer solutions that provide the greatest amount of functionality within this limited space may have a competitive advantage. While the Company's strategy is to develop new and enhanced graphics and multimedia accelerator products that will be complementary to present and future versions of Intel and other Pentium-based microprocessors and integrate additional functionality, there can be no assurance that the Company will be able to develop such new or enhanced products in a timely manner or correctly anticipate the additional functionality that will be required to compete effectively in this market. The Company's initial product containing a number of these functions, Plato/PX, has been discontinued. In addition, in 1997 the Company wrote off approximately $17.2 million of intangible assets including certain licenses, patents and other technology as a result of management's decision to focus on the core graphics business. In the first quarter of 1998, the Company discontinued its audio and communications products line. There can be no assurance that, if developed, the Company's new or enhanced products that incorporate these functions will achieve market acceptance. There also can be no assurance that the market for graphics and multimedia accelerators will continue to grow in the future or that new technological developments or changes in standards will not result in decreased demand for graphics and multimedia accelerators or for the Company's products that are not compatible with such changed standards. For example, in 1996, there was an absence of an industry standard 3D graphics API. As a result, the Company developed and promoted its proprietary API. Microsoft has since introduced its Direct3D API and Silicon Graphics has introduced OpenGL, which have emerged as the standard APIs for 3D acceleration. While the Company's 3D accelerators currently support the Company's proprietary API, Microsoft's Direct 3D API and OpenGL, there can be no assurance that another API will emerge as an industry standard that the Company's accelerators will not support. Also, due to the widespread industry acceptance of Intel's microprocessor architecture and interface architecture, including its AGP bus, Intel exercises significant influence over the PC industry generally, and the inability of the Company to develop successfully products that are compatible with the AGP technology, Intel microprocessors or other aspects of the PC microprocessor architecture, whether the need for compatibility results from significant modifications by Intel to its existing technology, architecture or standards, would have a material adverse effect on the Company's business, financial condition and results of operations. Any delay in the public release of information relating to any such modifications could also have a material adverse effect on the Company's business, financial condition and results of operations. While the PC industry in recent periods has been characterized by substantial demand, such demand has historically been cyclical, and there can be no assurance that this demand will continue in future periods or that demand for the Company's products will continue.

  Substantial Competition

     The market for the Company's products is extremely competitive and is characterized by declining selling prices over the life of a particular product and rapid technological changes. The Company's principal competitors for graphics accelerators include ATI Technologies, Inc., Matrox Graphics Inc., and Trident Microsystems, Inc. The Company's principal competitors in the multimedia market include the companies named in the preceding sentence and a number of smaller companies which may have greater flexibility to address specific market needs. Potential competitors in these markets include both large and emerging domestic and foreign semiconductor companies. In particular, there is a significant number of established and emerging companies that have developed, are developing or have announced plans to develop 3D graphics chips. These include Intel, which recently introduced the Intel740 3D graphics processor that is currently expected to become available in the first half of 1998, and Texas Instruments Incorporated, which has announced a development and marketing agreement with 3Dlabs Inc., Ltd. In addition, Intel has acquired Chips and Technologies, Inc., a leading provider of accelerators for the mobile PC market, and has announced a collaboration with 3Dlabs, Inc., Ltd. to develop a graphics processor targeting the high end workstation market. To the extent that Intel's initiatives in the graphics sector are successful, the Company's business, financial condition and results of operations could be materially and adversely affected. There can be no assurance that the Company's product offerings to address the demand for the next generation of 2D/3D accelerators will be competitive, and if such product offerings are not competitive, the Company's results of operations in 1998 and future periods could be materially and adversely affected. The Company's current products do not address the high performance segment of the market, which has resulted in substantial pricing and margin pressures on the Company's products and adversely affected the Company's recent results of operations. The entry of additional competitors into the 2D/3D accelerator market has resulted in and is expected to continue to result in pricing pressures on average selling prices of the Company's products. To the extent the Company expands its product line to add products with additional functionality, it will encounter substantial competition from established semiconductor companies and may experience competition from companies designing chips based on different technologies. Furthermore, the need of PC manufacturers to rapidly introduce a variety of products aimed at different segments of the PC market may lead to the shift by such system OEMs to the purchase of graphics and multimedia add-in cards provided by others. Certain of the Company's competitors supply both add-in cards and accelerator chips, which may provide those competitors with an advantage over suppliers such as the companies that supply only accelerator chips. In addition, certain of the Company's potential competitors that supply add-in cards and/or motherboards, such as Intel, may seek to use their card/board business to leverage the startup of their graphics accelerator business. Certain of the Company's current and potential competitors have greater technical, manufacturing, financial and marketing resources than the Company. The Company believes that its ability to compete successfully depends upon a number of factors both within and outside of its control, including product performance, product features, product availability, price, quality, timing of new product introductions by the Company and its competitors, the emergence of new graphics and PC standards, customer support, and industry and general economic trends. There can be no assurance that the Company will have the financial resources, technical expertise, or marketing, distribution and support capabilities to compete successfully. The Company's future success will be highly dependent upon the successful development and introduction of new products that are responsive to market needs. There can be no assurance that the Company will be able to successfully develop or market any such products.

  Customer Concentration

     The Company expects a significant portion of its future sales to remain concentrated within a limited number of strategic customers. This concentration is also reflected in the Company's accounts receivable where greater than 50% of the balance is represented by four customers at December 31, 1997.

     Three customers, Synnex Technology, Inc. ("Synnex"), CNW International Limited, and Compaq Computer Corporation, accounted for 20%, 13% and 12%, respectively, of net sales in 1997. Two customers, Diamond Multimedia Systems, Inc. and Synnex Technology, Inc., accounted for 16% and 15%, respectively, of net sales in 1996. Two customers, Diamond Multimedia Systems, Inc. and Intel Corporation, accounted for 17% and 12%, respectively, of net sales in 1995. The Company expects a significant portion of its future sales to remain concentrated within a limited number of strategic customers. There can be no assurance that the Company will be able to retain its strategic customers or that such customers will not otherwise cancel or reschedule orders, or in the event of canceled orders, that such orders will be replaced by other sales. In addition, sales to any particular customer may fluctuate significantly from quarter to quarter. The Company's distributors are permitted to return to the Company the products purchased by them, and the Company provides its distributors with price protection in the event that the Company reduces the prices of its products. Synnex, the Company's largest customer in 1997, is the Company's largest Asian distributor, and a substantial percentage of the Company's 1997 net sales were made through distributors.

  Management of Growth; Dependence on Key Personnel

     Since its inception, the Company has experienced significant growth in the number of its employees and in the scope of its operating and financial systems, resulting in increased responsibilities for the Company's management. To manage future growth effectively, the Company will need to continue to improve its operational, financial and management information systems, procedures and controls, and expand, train, motivate, retain and manage its employee base. Any problems encountered in the implementation of such a system could adversely affect the Company's operations. There can be no assurance that the Company will be able to manage its growth effectively, and failure to do so could have a material adverse effect on the Company's operating results.

     The Company's future success depends in part on the continued service of its key engineering, sales, marketing and executive personnel, including highly skilled semiconductor design personnel and software developers, and its ability to identify and hire additional personnel. Competition for such personnel is intense, and there can be no assurance that the Company can retain and recruit necessary personnel to operate its business and support its future growth. In August 1997, Walter D. Amaral joined the Company as Senior Vice President and Chief Financial Officer. In December 1997, Terry N. Holdt returned to the Company as its Chief Executive Officer and President and Chairman of the Board. The Company's co-founder, Diosdado Banatao, resigned as Chairman of the Board but continues to serve as a member of the Board of Directors. There can be no assurance as to the effects of this management transition on the Company's business and operating results. The loss of key personnel could have a material adverse effect on the Company's business and operating results. The Company does not maintain key man insurance on any of its employees. See
"Business -- Employees" and "Executive Officers of the Registrant."

  Importance of Intellectual Property; Litigation Involving Intellectual
Property

     The Company's ability to compete will be affected by its ability to protect its proprietary information. The Company has filed several United States and foreign patent applications and to date has a number of issued United States patents. The Company relies primarily on its trade secrets and technological know-how in the conduct of its business. There can be no assurance that the steps taken by the Company to protect its intellectual property will be adequate to prevent misappropriation of its technology or that the Company's competitors will not independently develop technologies that are substantially equivalent or superior to the Company's technology. The semiconductor and software industries are characterized by frequent claims and related litigation regarding patent and other intellectual property rights. The Company is party to various claims of this nature. Although the ultimate outcome of these matters is not presently determinable, management presently believes that the resolution of all such pending matters will not have a material adverse effect on the Company's operating results. There can be no assurance that third parties will not assert additional claims or initiate litigation against the Company, its foundries, or its customers with respect to existing or future products. In addition, the Company may initiate claims or litigation against third parties for infringement of the Company's proprietary rights or to determine the scope and validity of the proprietary rights of the Company or others. Litigation by or against the Company has in the past resulted in, and could in the future result in, substantial expense to the Company and diversion of the efforts of the Company's technical and management personnel, whether or not litigation is determined in favor of the Company. In the event of an adverse result in any such litigation, the Company could be required to pay substantial damages, cease the manufacture, use, sale, offer for sale and importation of infringing products, expend significant resources to develop or obtain non-infringing technology, discontinue the use of certain processes or obtain licenses to the technology which is the subject of the litigation. There can be no assurance that the Company would be successful in such development or acquisition or that any such licenses, if available, would be available on commercially reasonable terms, and any such development or acquisition could require expenditures by the Company of substantial time and other resources. Any such litigation or adverse result therefrom could have a material adverse effect on the Company's operating results.

     In October 1995, Brooktree filed a complaint against the Company in the United States District Court for the Southern District of California, alleging that certain of the Company's products infringed a Brooktree patent. Such a lawsuit resulted in substantial expense to the Company to defend the action and diverted the efforts of the Company's technical and management personnel. In August 1996, the Company and Brooktree entered into a settlement and license agreement pursuant to which all claims and counterclaims between the parties were dismissed and the Company agreed to pay to Brooktree a license fee and royalties related to certain product revenues over a five-year period.

     Since November 1997, a number of complaints have been filed in federal and state courts seeking an unspecified amount of damages on behalf of an alleged class of persons who purchased shares of the Company's common stock at various times between April 17, 1996 and November 3, 1997. The complaints name as defendants the Company, certain of its officers and former officers and certain directors of the Company, asserting that they violated federal and state securities laws by misrepresenting and failing to disclose certain information about the Company's business. In addition, certain shareholders have filed derivative actions seeking recovery on behalf of the Company alleging, among other things, breach of fiduciary duties by such individual defendants. The Company has not yet formally responded to these complaints. While management intends to defend the actions against the Company vigorously, there can be no assurance that an adverse result or settlement with regards to such lawsuits would not have a material adverse effect on the Company's financial condition or results of operations.

     The Company has received from the United States Securities and Exchange Commission a request for information relating to the Company's restatement announcement in November 1997. The Company has responded and intends to continue to respond to such requests.

  International Operations

     Export sales accounted for 70%, 58%, and 44% of the Company's net sales in 1997, 1996, and 1995, respectively, and the Company expects that export sales will continue to represent a significant portion of net sales, although there can be no assurance that export sales, as a percentage of net sales, will remain at current levels. In addition, a substantial proportion of the Company's products are manufactured, assembled and tested by independent third parties in Asia. Due to its export sales and independent third party manufacturing, assembly and testing operations, and its joint venture foundry, the Company is subject to the risks of conducting business internationally, including unexpected changes in, or impositions of, legislative or regulatory requirements, fluctuations in the U.S. dollar, which could increase the sales price in local currencies of the Company's products in foreign markets or increase the cost of wafers purchased by the Company, delays resulting from difficulty in obtaining export licenses for certain technology, tariffs and other barriers and restrictions, potentially longer payment cycles, greater difficulty in accounts receivable collection, potentially adverse taxes, and the burdens of complying with a variety of foreign laws. While to date the Company has not experienced an adverse impact associated with the economic downturn in Asia, there can be no assurance that the recent volatility in the Asian economy will not adversely affect the Company's business, financial condition and results of operations. In addition, the Company is subject to general geopolitical risks, such as political and economic instability and changes in diplomatic and trade relationships, in connection with its international operations. Two of the Company's independent foundries, UMC and TSMC, and the Company's joint venture foundry, USC, are located in Taiwan. The Company currently expects these three foundries to supply the substantial portion of the Company's products in 1998. The People's Republic of China and Taiwan at times experienced strained relations in 1995 and 1996, and the worsening of relations or the development of hostilities between the two parties could have a material adverse effect on the Company. Although the Company has to date not experienced any material adverse effect on its operations as a result of such regulatory, geopolitical, economic and other factors, there can be no assurance that such factors will not adversely impact the Company's operations in the future or require the Company to modify its current business practices. In addition, the laws of certain foreign countries may not protect the Company's intellectual property rights to the same extent as do the laws of the United States.

  Leverage

     In connection with the sale of $103,500,000 aggregate principal amount of Convertible Subordinated Notes in September 1996, the Company's ratio of its long-term debt to its total capitalization increased from approximately 9.5% at June 30, 1996 to approximately 31.2% at December 31, 1996. At December 31, 1997, this ratio decreased to 28.6%. As a result of this additional indebtedness, the Company's principal and interest obligations have increased substantially over 1996 levels. The degree to which the Company is leveraged could adversely affect the Company's ability to obtain additional financing for working capital or other purposes and could make it more vulnerable to economic downturns and competitive pressures. The Company's increased leverage could also adversely affect its liquidity, as a substantial portion of available cash from operations may have to be applied to meet debt service requirements and, in the event of a cash shortfall, the Company could be forced to reduce other expenditures to be able to meet such requirements. See "Selected Consolidated Financial Data," and "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

  Volatility of Stock Price

     The market price of the shares of the Company's common stock, like that of the common stock of many other semiconductor companies, has been and is likely to be highly volatile, and the market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. The market price of the Company's common stock could be subject to significant fluctuations in response to quarter-to-quarter variations in the Company's anticipated or actual operating results, announcements of new products, technological innovations or setbacks by the Company or its competitors, conditions in the semiconductor and PC industries, the commencement of, developments in or outcome of litigation, changes in or the failure by the Company to meet earnings estimates by securities analysts, market conditions for high technology stocks in general, and other events or factors.

  Litigation

     Since November 1997, a number of complaints have been filed in federal and state courts seeking an unspecified amount of damages on behalf of an alleged class of persons who purchased shares of the Company's common stock at various times between April 17, 1996 and November 3, 1997. The complaints name as defendants the Company, certain of its officers and former officers and certain directors of the Company, asserting that they violated federal and state securities laws by misrepresenting and failing to disclose certain information about the Company's business. In addition, certain shareholders have filed derivative actions seeking recovery on behalf of the Company, alleging, among other things, breach of fiduciary duties by such individual defendants. The Company has not yet formally responded to these complaints. While management intends to defend the actions against the Company vigorously, there can be no assurance that an adverse result or settlement with regards to these lawsuits would not have a material adverse effect on the Company's financial condition or results of operations.

SALES, MARKETING AND DISTRIBUTION

     S3 markets and distributes its products through a direct sales organization supported by field applications engineers, as well as through a network of independent manufacturers' representatives and regional distributors. In North America, the Company uses a combination of independent manufacturers' representatives and a direct sales force operating from the Company's sales offices in California, Florida, Georgia, Oregon and Texas. In Asia, the Company operates from sales and distribution offices in Hong Kong, Japan, Singapore and Taiwan, and through manufacturers' representatives and local distributors located in the People's Republic of China, Hong Kong, Japan, Korea and Taiwan. In Europe, the Company uses organizations that are both manufacturers' representatives and distributors in France and Germany. The loss of one or more representatives could have an adverse effect on the Company's operating results. The Company has a global shipment program pursuant to which certain finished products are shipped directly to customers from the Company's independent assembly and testing houses. This program is intended to provide more timely delivery of such products to those customers by eliminating the intermediate step of shipping finished products to the Company's Santa Clara, California facility for repackaging and reshipment.

     The Company sells multimedia accelerators to leading systems manufacturers such as Acer Incorporated, AST Research Incorporated, Compaq Computer Corporation, Dell Computer Corporation, Gateway 2000, Inc., Hewlett-Packard Company, IBM, Packard Bell NEC, and Toshiba Corporation and to leading add-in board and motherboard manufacturers such as Diamond Multimedia Systems, Inc., DataExpert Corporation, ELSA GmbH, Intel Corporation, Micronics Computers, Inc., Number Nine Visual Technology Corporation,

STB Systems, Inc. and Vtech Holdings Limited. Sales to these customers are typically made pursuant to specific purchase orders, which are cancelable without significant penalties. In 1997, three customers, Synnex Technology Inc., CNW International Limited, and Compaq Computer Corporation, accounted for 20%, 13% and 12%, respectively, of net sales. In 1996, two customers, Diamond Multimedia Systems, Inc., and Synnex Technology, Inc., accounted for 16% and 15%, respectively, of net sales. Two customers accounted for 17% and 12% of net sales in 1995. The Company expects a significant portion of its future sales to remain concentrated within a limited number of strategic customers. There can be no assurance that the Company will be able to retain its strategic customers or that such customers will not otherwise cancel or reschedule orders, or in the event of canceled orders, that such orders will be replaced by other sales. In addition, sales to any particular customer may fluctuate significantly from quarter to quarter. The occurrence of any such event could have a material adverse effect on the Company's operating results. See "Factors That May Affect Results -- Customer Concentration."

     Export sales accounted for 70%, 58%, and 44%, of net sales in 1997, 1996, and 1995 respectively. Approximately 28% of export sales in 1997 were to affiliates of United States customers. Due to its export sales, the Company is subject to the risks of conducting business internationally, including those set forth above under "Factors That May Affect Results -- International Operations."

CUSTOMER SUPPORT AND SERVICE

     The Company believes that customer service and technical support are important competitive factors in the accelerator market. The Company provides technical support for customers in major markets in North America, Europe and Asia. Distributors and manufacturers' representatives supplement the Company's efforts by providing additional customer service and technical support for the Company's products. The Company also provides several other types of technical support, including software distribution through the World Wide Web, product demonstration software, evaluation boards and application notes.

     The Company works closely with its customers in tracking the progress of its product designs, providing applications design support and upgrading the customers' software to provide the latest enhancements under the Company's software maintenance program. The Company believes that close contact with its customers not only improves their level of satisfaction, but also provides important insights into defining the system requirements for next generation accelerators and related software products.

MANUFACTURING AND DESIGN METHODOLOGY

     The Company currently relies on several independent foundries to manufacture all of its products. The Company's strategy is to utilize a number of qualified foundries that it believes provide cost, technology or capacity advantages for specific products. This strategy allows the Company to avoid the significant capital investment to construct an in-house wafer fabrication facility. As a result, the Company is able to focus its resources on product design and development, quality assurance, marketing, and customer support. The Company's accelerators are currently manufactured using a three and four level metal CMOS processes with line geometries as small as 0.35 micron. The Company will utilize a five level metal CMOS process with 0.25 micron line geometries for certain of its products scheduled for 1998 production. In order to provide increased functionality to meet the needs of the multimedia market without substantially increasing die size, the Company's products will have to be manufactured using increasingly smaller line geometries. The Company designs its products using proprietary circuit modules that are scalable in size to enable more rapid adoption of smaller line geometry manufacturing processes and a common design rule approach to operate within the process parameters of multiple foundries. Multiple sources for certain products increase the Company's ability to supply its customers with those products and reduce the Company's dependence on any single foundry. However, the Company has not developed alternate sources of supply for certain products, and its newly introduced products are typically produced initially by a single foundry until alternate sources can be qualified. The Company currently has long-term manufacturing capacity arrangements with two suppliers in four wafer fabrication lines described below. The Company conducts business with all but one of its current foundry suppliers by delivering written purchase orders specifying the particular product ordered, quantity, price, delivery date and shipping terms and, therefore, the foundries are generally not obligated to supply products to the Company for any specific period, in any specific quantity or at any specified price, except as may be provided in a particular purchase order. To the extent a foundry terminates its relationship with the Company or should the Company's supply from a foundry be interrupted or terminated for any other reason, such as a natural disaster, the Company may not have a sufficient amount of time to replace the supply of products manufactured by that foundry.

     Historically, certain subcontract suppliers have also provided packaging and testing for the Company's products and other activities necessary to deliver finished products. The Company pays those suppliers for assembled or fully tested products meeting predetermined specifications. In the assembly process, the silicon wafers are separated into individual die after wafer level testing that are then assembled into packages and tested in accordance with the Company's test procedures. Following assembly, the packaged devices are further tested and inspected pursuant to the Company's quality assurance program before shipment to customers. Due to increasing complexity and high pin counts required by the Company's products, the Company is increasing its use of Ball Grid Array ("BGA") packaging. While there are currently multiple sources for BGA packages, the rapid growth in industry demand for BGA packages may limit availability in the future. To ensure the integrity of its foundries' quality assurance procedures, the Company develops detailed test procedures and specifications for each product and requires the foundry to use those procedures and specifications before shipping finished products or wafers. Product returns to date have not been significant.

     In 1995, the Company entered into two long-term manufacturing capacity arrangements. The Company entered into an agreement with UMC and Alliance Semiconductor Corporation to form, USC, a separate Taiwanese company, for the purpose of building and managing a semiconductor manufacturing facility in the Science-Based Industrial Park in Hsin Chu City, Taiwan. The facility began production utilizing advanced submicron semiconductor manufacturing processes in 1996. The Company has the right to purchase 31.25% of the output from the foundry. See Note 16 of Notes to Consolidated Financial Statements for a description of the sale of a portion of the Company's investment in USC. In addition, the Company expanded and formalized its relationship with TSMC to provide additional capacity over the 1996 to 2000 timeframe. The agreement with TSMC requires the Company to make certain annual advance payments to be applied against the following year's capacity. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

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

RESEARCH AND DEVELOPMENT

     The Company believes that continued timely development and introduction of new products are essential to maintaining its competitive position. The Company currently conducts most of its product development effort in-house and, at December 31, 1997, had a staff of 379 research and development personnel, of whom approximately 24% are involved in software development. The Company also employs outside consultants to assist with software testing. The Company is focusing its current development efforts primarily on the development of enhanced versions of its existing family of graphics and multimedia accelerators and adding new functionality to its products for business desktop, mobile and home PC markets. In addition, the Company intends to continue to devote significant resources to the development of a broad range of high-performance software drivers to support its products. During 1997, 1996, and 1995, the Company spent approximately $95.8 million, $63.4 million, and $42.1 million, respectively, on research and development activities. In the fourth quarter of 1997, the Company wrote-off approximately $17.2 million of intangible assets, including certain licenses, patents and other technology, as a result of management's decision to focus attention on the core graphics business. As a result of this decision, no future cash flows were expected related to these assets.

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

     The market for the Company's products is extremely competitive and is characterized by declining selling prices over the life of a particular product and rapid technological changes. The Company's principal competitors for graphics accelerators include ATI Technologies, Inc., Matrox Graphics Inc., and Trident Microsystems, Inc. The Company's principal competitors in the multimedia market include the companies named in the preceding sentence and a number of smaller companies which may have greater flexibility to address specific market needs. Potential competitors in these markets include both large and emerging domestic and foreign semiconductor companies. In particular, there is a significant number of established and emerging companies that have developed, are developing or have announced plans to develop 3D graphics chips. These include Intel, which recently introduced the Intel740 3D graphics processor that is currently expected to become available in the first half of 1998, and Texas Instruments Incorporated, which has announced a development and marketing agreement with 3Dlabs Inc., Ltd. In addition, Intel has acquired Chips and Technologies, Inc., a leading provider of accelerators for the mobile PC market, and has announced a collaboration with 3Dlabs, Inc., Ltd. to develop a graphics processor targeting the high end workstation market. To the extent that Intel's initiatives in the graphics sector are successful, the Company's business, financial condition and results of operations could be materially and adversely affected. There can be no assurance that the Company's product offerings to address the demand for the next generation of 2D/3D accelerators will be competitive, and if such product offerings are not competitive, the Company's results of operations in 1998 and future periods could be materially and adversely affected. The Company's current products do not address the high performance segment of the market, which has resulted in substantial pricing and margin pressures on the Company's products and adversely affected the Company's recent results of operations. The entry of additional competitors into the 2D/3D accelerator market has resulted in and is expected to continue to result in pricing pressures on average selling prices of the Company's products. To the extent the Company expands its product line to add products with additional functionality, it will encounter substantial competition from established semiconductor companies and may experience competition from companies designing chips based on different technologies. Furthermore, the need of PC manufacturers to rapidly introduce a variety of products aimed at different segments of the PC market may lead to the shift by such system OEMs to the purchase of graphics and multimedia add-in cards provided by others. Certain of the Company's competitors supply both add-in cards and accelerator chips, which may provide those competitors with an advantage over suppliers such as the companies that supply only accelerator chips. In addition, certain of the Company's potential competitors that supply add-in cards and/or motherboards, such as Intel, may seek to use their card/board business to leverage the startup of their graphics accelerator business. Certain of the Company's current and potential competitors have greater technical, manufacturing, financial and marketing resources than the Company. The Company believes that its ability to compete successfully depends upon a number of factors both within and outside of its control, including product performance, product features, product availability, price, quality, timing of new product introductions by the Company and its competitors, the emergence of new graphics and PC standards, customer support, and industry and general economic trends. There can be no assurance that the Company will have the financial resources, technical expertise, or marketing, distribution and support capabilities to compete successfully. The Company's future success will be highly dependent upon the successful development and introduction of new products that are responsive to market needs. There can be no assurance that the Company will be able to successfully develop or market any such products.

LICENSES, PATENTS AND TRADEMARKS

     The Company has filed several United States patent applications for its technology and to date has been issued six United States patents. The Company has also built its patent portfolio substantially through acquisitions. In 1997, the Company acquired certain microprocessor patents from Exponential Technology Inc. In January 1998, the Company entered into a patent purchase and cross-licensing agreement with Cirrus Logic, Inc. pursuant to which the Company purchased 10 graphics patents and 25 graphics patent applications and cross-licensed other graphics-related technology. The Company attempts to protect its trade secrets and other proprietary information through agreements with its customers, suppliers, employees and consultants, and through other security measures. Although the Company intends to protect its rights vigorously, there can be no assurance that these measures will be successful or that any issued patents will provide the Company with adequate protection with respect to the covered products, technology or processes.

     The semiconductor and software industries are characterized by frequent claims and related litigation regarding patent and other intellectual property rights. The Company is party to various claims of this nature. Although the ultimate outcome of these matters is not presently determinable, management presently believes that the resolution of all such pending matters will not have a material adverse effect on the Company's operating results. There can be no assurance that third parties will not assert additional claims or initiate litigation against the Company, its foundries or its customers with respect to existing or future products. In addition, the Company may initiate claims or litigation against third parties for infringement of the Company's proprietary rights or to determine the scope and validity of the proprietary rights of the Company or others. Litigation, such as the Brooktree litigation, by or against the Company could result in significant expense to the Company and divert the efforts of the Company's technical and management personnel, whether or not such litigation is determined in favor of the Company. In the event of an adverse result in any such litigation, the Company could be required to pay substantial damages, cease the manufacture, use, sale, offer for sale and importation of infringing products, expend significant resources to develop or obtain non-infringing technology, discontinue the use of certain processes or obtain licenses to the technology which is the subject of the litigation. There can be no assurance that the Company would be successful in such development or acquisition or that any such licenses, if available, would be available on commercially reasonable terms, and any such development or acquisition could require expenditures by the Company of substantial time and other resources. See "Factors That May Affect Results -- Importance of Intellectual Property; Litigation Involving Intellectual Property," "Legal Proceedings" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     The Company has applied to the United States Patent and Trademark Office for registration of a number of trademarks and also holds common law rights in a number of trademarks. A U.S. trademark registration has been issued to the Company for the marks Galileo, S3, S3 (stylized), S3 Trio 32, S3 Trio64, S3d (stylized), Scenic, Trio, True Acceleration, S3 Vision 968 and ViRGE.

     The S3 corporate logo, the Aurora family of marks, Cooperative Accelerator Architecture, Burst Command Interface, DuoView, InfiniPatch, InfiniRate, Innovations In Acceleration, No Compromise Acceleration, No Compromise Integration, QuickRamp, RIO!, S3FM, S3RAM, S3S, Scenic Highway, Sight. Sound. Speed., Silicon Film, SmartFilter, Streams Processor, the Trio family of marks, TV-Tuner, and the ViRGE family of marks are trademarks of the Company. The Company has also applied for trademark registration of some of its trademarks in certain foreign jurisdictions. There can be no assurance that the Company will obtain the registrations for which it has applied. Other trademarks referenced in this document are owned by their respective companies.

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

EMPLOYEES

     At December 31, 1997, the Company employed 654 individuals, of whom 86 were employed in operations, 379 in research and development, 117 in sales, marketing and technical support, and 72 in administration and other support functions. Approximately 75% of these employees hold engineering degrees. Competition for personnel in the semiconductor, software and the PC industry in general is intense. The Company believes that its future success will depend, in part, on its ability to continue to attract, train, motivate, retain and manage highly skilled technical, marketing and management personnel. None of the Company's employees is represented by a labor union or is subject to a collective bargaining agreement. The Company believes that its relations with its employees are good.

YEAR 2000 COMPLIANCE

     The inability of computers, software and other equipment utilizing microprocessors to recognize and properly process data fields containing a 2 digit year is commonly referred to as the Year 2000 Compliance issue. As the year 2000 approaches, such systems may be unable to accurately process certain date-based information.

     The Company believes it has identified all significant applications that will require modification to ensure Year 2000 Compliance. Internal and external resources are being used to make the required modifications and test Year 2000 Compliance. The modification process of all significant applications is substantially complete. The Company plans on completing the testing process of all significant applications by December 31, 1998.

     In addition, the Company has communicated with others with whom it does significant business to determine their Year 2000 Compliance readiness and the extent to which the Company is vulnerable to any third party Year 2000 issues. However, there can be no guarantee that the systems of other companies on which the Company's systems rely will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems, would not have a material adverse effect on the Company.

     The total cost to the Company of these Year 2000 Compliance activities has not been and is not anticipated to be material to its financial position or results of operations in any given year. These costs and the date on which the Company plans to complete the Year 2000 modification and testing processes are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ from those plans.

ITEM 2. PROPERTIES.

     In December 1995, the Company entered into a limited partnership arrangement with a developer to obtain a ground lease and develop and operate the Company's future Santa Clara facilities. In January 1997, the Company relocated its principal administrative, sales, marketing, research and development facility consisting of approximately 300,000 square feet of space in two buildings located in Santa Clara, California, the initial phase of the development. This space is leased for an initial 12-year term. The Company has an option to build an additional two buildings comprising approximately 300,000 square feet. This option expires in January 1999. The Company has vacated its previous Santa Clara facilities prior to the expiration of their lease terms in order to occupy the new facilities. The previous facilities consisted of approximately 159,000 square feet in four buildings in Santa Clara, California. The Company has sublet two of the buildings and terminated the leases on the remaining two buildings at no material cost. The Company also leases office space in Georgia, Texas, Hong Kong, Japan and Taipei, Taiwan, and a warehouse in Singapore in order to provide sales, distribution and technical support to customers in the United States and Asia. Additional research and development offices are also leased in Bangalore, India. The facilities leased are currently sufficient for the Company's operations.

     In connection with the Company's investment in the real estate partnership, in February 1997, the Company (together with the developer) has obtained permanent nonrecourse financing for the construction of the Santa Clara facilities. The Company is not a guarantor on the permanent financing.

ITEM 3. LEGAL PROCEEDINGS.

     Since November 1997, a number of complaints have been filed in federal and state courts seeking an unspecified amount of damages on behalf of an alleged class of persons who purchased shares of the Company's common stock at various times between April 17, 1996 and November 3, 1997. The complaints name as defendants the Company, certain of its officers and former officers and certain directors of the Company, asserting that they violated federal and state securities laws by misrepresenting and failing to disclose certain information about the Company's business. In addition, certain shareholders have filed derivative actions seeking recovery on behalf of the Company, alleging, among other things, breach of fiduciary duties by such individual defendants. The Company has not yet formally responded to these complaints. While management intends to defend the actions against the Company vigorously, there can be no assurance that an adverse result or settlement with regards to these lawsuits would not have a material adverse effect on the Company's financial condition or results of operations.

     The Company has received from the United States Securities and Exchange Commission a request for information relating to the Company's restatement announcement in November 1997. The Company has responded and intends to continue to respond to such requests.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers of the Company and their ages as of March 27, 1998 are as follows:

            NAME              AGE
            ----              ---
                                    President and Chief Executive Officer, Chairman of the
Terry N. Holdt..............  54    Board
Walter D. Amaral............  46    Sr. Vice President Finance, Chief Financial Officer
Daniel A. Karr..............  38    Vice President of Sales
Paul G. Franklin............  54    Sr. Vice President of Operations
Ronald T. Yara..............  51    Sr. Vice President of Strategic Marketing and Secretary

     Mr. Terry N. Holdt, age 54, has served as Chairman of the Board, Chief Executive Officer and President of the Company since December 1997, and as a director since January 1992. Mr. Holdt served as Vice Chairman of the Board from August 1996 to December 1997, and from January 1992 to August 1996, served as President and Chief Executive Officer of the Company. Mr. Holdt was Chairman of the Board of Paradigm Technology, Inc., a semiconductor company, from June 1991 to January 1992 and was its President and Chief Executive Officer from June 1988 to May 1991. From September 1986 to June 1988, Mr. Holdt held various executive positions at Linear Corporation, a manufacturer of electronic telemetry systems, where he was most recently President. From 1981 to 1985, he held various executive positions at Western Digital Corporation, a manufacturer of computer peripherals, where he was most recently Executive Vice President and Chief Operating Officer. Mr. Holdt holds a B.S.E.E. and an M.S.E.E. from the University of Illinois. Mr. Holdt is also a member of the Board of Directors of SenDEC Corporation and Maxoptix Corporation.

     Mr. Amaral, Senior Vice President and Chief Financial Officer, joined the Company in August 1997. From April 1995 to August 1997, Mr. Amaral served as Senior Vice President, Finance and Chief Financial Officer of NetManage Incorporated, a supplier of networking software. From April 1992 to April 1995, Mr. Amaral was Senior Vice President and Chief Financial Officer of Maxtor Corporation, a disk drive manufacturer. From 1977 to 1992, Mr. Amaral held numerous positions at Intel Corporation, where he was most recently Corporate Controller. Mr. Amaral holds a B.S. in Business with a concentration in Accounting from San Jose State University.

     Mr. Karr, Vice President of Sales, became an employee of the Company in April 1996. From January 1988 to April 1996, Mr. Karr held various positions at Cirrus Logic, Inc., a manufacturer of integrated circuits, where he was most recently Sales Director. From May 1985 to January 1988, Mr. Karr held marketing and technical support positions at Adaptec, Inc., a supplier of bandwidth management solutions, where he was most recently Product Manager. Mr. Karr earned a B.A. in Physics and Mathematics from Linfield College.

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

     Mr. Ronald T. Yara, age 51, co-founded the Company and has served as a director of the Company since July 1995. Mr. Yara is currently Senior Vice President, Strategic Marketing and Secretary of the Company. From September 1996 to April 1997, Mr. Yara also served as Senior Vice President of Corporate Marketing. From the inception of the Company in 1989 until December 1993, he served as Vice President, Marketing. From December 1984 to December 1989, Mr. Yara held various positions at Chips & Technologies, Inc., a semiconductor company he co-founded, most recently as Vice President of Business Development. From February 1975 to 1984, Mr. Yara served in various positions at Intel Corporation, most recently as Product Marketing Manager of Communication Products. He earned a B.S.E.E. from Purdue University and an M.S.E.E. from the University of Santa Clara.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Company's common stock is traded on the Nasdaq National Market under the symbol "SIII". See "Item 8. -- Selected Quarterly Consolidated Data" on page 50 for the range of high and low closing sales prices for the common stock on the Nasdaq National Market, as reported by Nasdaq.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA.

                                                      YEARS ENDED DECEMBER 31,
                                      --------------------------------------------------------
                                        (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS AND RATIOS)
                                      --------------------------------------------------------
                                        1997        1996        1995        1994        1993
                                      --------    --------    --------    --------    --------
STATEMENT OF INCOME DATA
Net sales...........................  $436,359    $439,243    $316,309    $140,309    $112,969
Gross margin(1).....................   166,136     172,876     126,542      42,334      47,309
Research and development expenses...    95,792      63,382      42,080      17,913      11,539
Selling, marketing and
  administrative expenses...........    55,879      48,800      33,510      18,310      12,500
Income from operations..............    14,465      60,694      50,952       6,111      23,270
Income before cumulative effect of
  accounting change.................     8,878      41,588      35,374       5,502      15,120
Net income(2).......................  $  8,878    $ 41,588    $ 35,374    $  5,502    $ 18,620
Per share amounts(5)
Income before cumulative effect of
  accounting change.................
  Basic.............................  $   0.18    $   0.88    $   0.83    $   0.15    $   0.46
  Diluted(3)........................  $   0.17    $   0.81    $   0.75    $   0.14    $   0.40
Net income
  Basic.............................  $   0.18    $   0.88    $   0.83    $   0.15    $   0.57
  Diluted(3)........................  $   0.17    $   0.81    $   0.75    $   0.14    $   0.50
Shares used in computing per share
  amount
  Basic.............................    49,519      47,460      42,691      36,032      32,594
  Diluted(3)........................    51,740      52,451      47,013      39,621      37,472
Ratio of earnings to fixed
  charges(4)........................     7.26x      32.92x          --     165.98x     137.34x
BALANCE SHEET DATA
Cash and equivalents................  $ 90,484    $ 94,616    $ 69,289    $ 25,772    $ 22,538
Short-term investments..............    27,186      62,768      24,630       8,800      21,997
Working capital.....................   209,993     225,550     144,620      59,727      55,057
Total assets........................   492,854     485,172     321,643      89,460      81,660
Long-term obligations...............    27,070      20,852      24,761         813         384
Convertible subordinated notes......   103,500     103,500          --          --          --
Stockholders' equity................  $270,840    $260,321    $205,864    $ 68,878    $ 60,985

---------------
(1) Gross margin was adversely impacted in 1994 by a pre-tax $9.9 million charge for adjusting the valuation of the Company's non-integrated 32-bit inventory.

(2) Includes the cumulative effect of adopting SFAS 109 in 1993 which increased net income by $3.5 million ($0.11 per share for basic and $0.10 per share for diluted).

(3) Diluted earnings per share includes the effect of incremental shares issuable upon the conversion of the convertible subordinated notes, the dilutive effect of outstanding options and an adjustment to net income for the interest expense (net of income taxes) related to the notes unless the impact of such conversion is anti-dilutive.

(4) For purposes of calculating the ratio of earnings to fixed charges, (i) earnings consist of consolidated income before income taxes plus fixed charges and (ii) fixed charges consist of interest expense incurred and the portion of rental expense under operating leases deemed by the Company to be representative of the interest factor. The Company had no fixed charges in 1995.

(5) The earnings per share amounts prior to 1997 have been restated as required to comply with Statement of Financial Accounting Standards No. 128, Earnings Per Share. For further discussion of earnings per share and the impact of Statement No. 128, see the Notes to Consolidated Financial Statements beginning on page 36.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

RESULTS OF OPERATIONS

     The following table sets forth for the years indicated certain financial data as a percentage of net sales:

                                                               YEARS ENDED DECEMBER 31,
                                                              --------------------------
                                                               1997      1996      1995
                                                              ------    ------    ------
Net sales...................................................  100.0%    100.0%    100.0%
Cost of sales...............................................   61.9      60.6      60.0
                                                              -----     -----     -----
Gross margin................................................   38.1      39.4      40.0
Operating expenses:
  Research and development..................................   22.0      14.4      13.3
  Selling, marketing and administrative.....................   12.8      11.1      10.6
                                                              -----     -----     -----
          Total operating expenses..........................   34.8      25.5      23.9
                                                              -----     -----     -----
Income from operations......................................    3.3      13.9      16.1
Other income (expense), net.................................   (0.5)      0.5       1.4
                                                              -----     -----     -----
Income before income taxes..................................    2.8      14.4      17.5
Provision for income taxes..................................     .8       4.9       6.3
                                                              -----     -----     -----
Net income..................................................    2.0%      9.5%     11.2%
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

     The Company's operating results may fluctuate from those in prior periods or may be adversely affected in periods in which the Company is undergoing a product line transition in which production and sales of new products are ramping up and in which existing products are under extreme price pressures due to competitive factors. If new products are not brought to market in a timely manner or do not address market needs or performance requirements, then the Company's operating results will be adversely affected. As a result of the foregoing, the Company's operating results and stock price may be subject to significant volatility, particularly on a quarterly basis. Any shortfall in net sales or net income from levels expected by securities analysts could have an immediate and significant adverse effect on the trading price of the Company's common stock.

NET SALES

     The Company's net sales to date have been generated from the sale of its graphics and multimedia accelerators. The Company's products are used in, and its business is dependent on, the personal computer industry with sales primarily in the U.S., Asia, and Europe. Net sales were $436.4 million in 1997, a 1% decrease below the $439.2 million in 1996. Net sales for 1997 consisted primarily of the Company's ViRGE and Trio families of integrated accelerators. The fluctuation in sales from 1996 to 1997 was a result of declining unit average selling prices due to aggressive pricing from certain of the Company's competitors as well as the sale of older generation products, offset by the increase in unit shipments. The Company expects that the percentage of its net sales represented by any one product or type of product may change significantly from period to period as new products are introduced and existing products reach the end of their product life cycles. Due to competitive price pressures, the Company's products experience declining unit average selling prices over time, which at times can be substantial.

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

     The pricing environment for graphics accelerators has recently experienced and is expected to continue to experience increasing pricing pressures due in part to aggressive pricing from certain of the Company's competitors as well as the sale of older generation products. In particular, the Company's Trio family of integrated 2D accelerators experienced significant decreases in average selling prices in 1997. The graphics accelerator market is transitioning from 2D acceleration to 3D acceleration, and the Company has introduced its ViRGE family of 2D/3D accelerators in response to this transition. As a result of the entry of competitors into the 3D acceleration market, the Company has experienced and anticipates that it may continue to experience increased pricing pressures on average selling prices for the ViRGE family of 2D/3D accelerators. If the Company is unable to introduce and successfully market higher performance products, if the Company's products do not achieve market acceptance, or if the pricing pressures increase above normal anticipated levels, the Company's operating results could be adversely affected.

     Export sales accounted for 70%, 58%, and 44% of net sales in 1997, 1996, and 1995 respectively. Approximately 28% of export sales in 1997 were to affiliates of United States customers. The Company expects that export sales will continue to represent a significant portion of net sales, although there can be no assurance that export sales as a percentage of net sales will remain at current levels. All sales transactions are denominated in U.S. dollars.

     Three customers accounted for 20%, 13% and 12% of net sales in 1997. Two customers accounted for 16% and 15% of net sales in 1996. Two customers accounted for 17% and 12% of net sales in 1995. The Company expects a significant portion of its future sales to remain concentrated within a limited number of strategic customers. There can be no assurance that the Company will be able to retain its strategic customers or that such customers will not otherwise cancel or reschedule orders, or in the event of canceled orders, that such orders will be replaced by other sales. In addition, sales to any particular customer may fluctuate significantly from quarter to quarter. The Company's largest customer in 1997 was the Company's largest Asian distributor, and a substantial percentage of the Company's 1997 net sales were made through distributors.

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

GROSS MARGIN

     Gross margin percentage was 38%, 39% and 40% in 1997, 1996 and 1995, respectively. The gross margin in 1997 was impacted by decreases in overall average selling prices of the 64-bit Trio family and ViRGE family of accelerators, which resulted in part from the increased proportion of the Company's export sales to Asian customers and the substantial price competition experienced in the Asian market. In addition, the Company does not currently offer products addressing the high performance 3D acceleration market, which adversely affects the Company's gross margin. These factors were offset in part by the profitability of the USC joint venture, and the decrease in unit average costs resulting from the Company's foundries' conversion to 8-inch .35 micron technology. The Company's proportionate share of USC's net income was $31.0 million in 1997.

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

RESEARCH AND DEVELOPMENT EXPENSES

     The Company has made and intends to continue to make significant investments in research and development to remain competitive by developing new and enhanced products. Research and development expenses were $95.8 million in 1997, $63.4 million in 1996 and $42.1 million in 1995. In the fourth quarter of 1997, the Company wrote-off approximately $17.2 million of intangible assets, including certain licenses, patents and other technology, as a result of management's decision to focus attention on the core graphics business. As a result of this decision, no future cash flows were expected related to these assets. In addition, research and development spending increases reflect additions to the Company's engineering staff and initial product verification and nonrecurring engineering expenses related to the introduction of new products, including product development for the desktop, mobile and home PC markets.

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

SELLING, MARKETING AND ADMINISTRATIVE EXPENSES

     Selling, marketing and administrative expenses were $55.9 million in 1997, $48.8 million in 1996 and $33.5 million in 1995. Selling and marketing costs have increased from year to year as a result of additional personnel, increased commissions and increased marketing costs associated with the introduction of new products. Administrative costs have increased due to the hiring of additional personnel necessary to support the increased level of operations.

OTHER INCOME (EXPENSE), NET

     Other income (expense), net, decreased in 1997 to $2.1 million of expense in 1997 from $2.2 million of income in 1996. The decrease is attributable to the interest expense incurred on $103.5 million aggregate principal amount of convertible subordinated notes, which were issued by the Company in September 1996, as well as lower average amounts of cash and short-term investments, which resulted in a decrease in interest income. Other income, net, decreased in 1996 to $2.2 million from $4.5 million in 1995. The decrease is attributable to the interest expense incurred on $103.5 million aggregate principal amount of convertible subordinated notes, which were issued by the Company in September 1996.

INCOME TAXES

     The Company's effective income tax rate was 28% in 1997, 34% in 1996 and 36% in 1995. The 1997 tax rate was lower due to an increased income tax benefit from research and development credits and as a result of lower pre-tax profits. The 1996 tax rate was lower due to an increase in tax credits as a result of the increase in research and development expenses in absolute dollars.

LIQUIDITY AND CAPITAL RESOURCES

     Cash and equivalents and short-term investments decreased in 1997 by $39.7 million to $117.7 million from $157.4 million at the end of 1996. The Company used $21.1 million for operating activities and used $4.2 million for investing activities in 1997. In addition, the Company generated $21.1 million of cash from financing activities.

     Cash used for operating activities was $21.1 million in 1997, as compared to cash provided by operating activities of $34.2 million in 1996. The decrease in 1997 was due to lower net income, an increase in inventories, prepaid expenses and other, and a decrease in accounts payable, partially offset by a decrease in accounts receivable. The increase in inventory was due to the Company's effort to reduce the amount of inventory in the channel resulting in increased inventory on hand at December 31, 1997. The decrease in accounts receivable was a result of lower sales in the fourth quarter of 1997 as compared to the fourth quarter of 1996.

     Cash provided by operating activities was $34.2 million in 1996, an increase of $14.2 million from $20.0 million in 1995. The increase was due to higher net income, lower accounts receivable, and income taxes payable, partially offset by an increase in inventory and prepaid expenses and other and a decrease in accounts payable. The decrease in accounts receivable is a result of greater linearity in sales in the fourth quarter of 1996 compared to the fourth quarter of 1995, in which a substantial proportion of shipments occurred in the third month of that quarter as compared to the first two months of that quarter. The increase in inventory is primarily due to higher levels of finished goods to support increased levels of business. Cash provided by operating activities for 1995 was $20.0 million primarily due to an increase in net income and to working capital management in 1995 as compared to 1994. The Company experienced an increase in inventory and accounts receivable due to a substantial increase in net sales. These increases were partially offset by increases in accounts payable and accrued liabilities. Continued expansion of the Company's business is likely to require higher levels of accounts receivable and inventory.

     Investing activities for the years ended December 31, 1997, 1996, and 1995 reflected property and equipment purchases, purchases, sales and maturities of short-term investments, and a 1997 technology investment. Continued expansion of the Company's business may require higher levels of capital equipment purchases, foundry investments and other payments to secure manufacturing capacity.

     Financing activities provided cash of $21.1 million, $111.6 million, and $96.0 million for 1997, 1996, and 1995, respectively. The increase in 1997 was primarily the result of sales of common stock pursuant to employee stock option and stock purchase plans and borrowings on notes payable. The increase in 1996 primarily reflects the offering of $103.5 million aggregate principal amount of convertible subordinated notes completed in September 1996. Net proceeds from the sale of the notes were approximately $100.1 million. The notes mature in 2003. Interest is payable semi-annually at 5 3/4% per annum. The notes are convertible at the option of the note holders into the Company's common stock at an initial conversion price of $19.22 per share, subject to adjustment. Beginning in October 1999, the notes are redeemable at the option of the Company at an initial redemption price of 102% of the principal amount. The Company has reserved 5,385,015 shares of common stock (plus such additional number of shares that may be required pursuant to the operation of anti-dilution provisions) for the conversion of these notes. The 1995 amount primarily reflects the net proceeds of the follow-on common stock offering completed in May 1995.

     In 1995, the Company entered into two long-term manufacturing capacity arrangements. The Company entered into an agreement with UMC and Alliance Semiconductor Corporation to form USC, a separate Taiwanese company, for the purpose of building and managing a semiconductor manufacturing facility in the Science Based Industrial Park in Hsin Chu City, Taiwan, Republic of China. The Company invested $53.0 million in 1996 and $36.4 million in 1995 for its 23.75% equity interest. In January 1998, the Company reduced its equity interest to 15.75% through the sale of a portion of its USC shares, and received approximately $68.0 million in cash. Under the terms of the agreement, if at any time a "Liquidity Event" occurs, S3 will be entitled to receive, in addition to the initial payment of 2.4 billion New Taiwan dollars, a contingent payment of up to 19 New Taiwan dollars per share, or up to an additional 1.5 billion New Taiwan dollars (approximately U.S. $46.0 million at exchange rates prevailing on December 31, 1997). A "Liquidity Event" is defined as any event by which UMC, or its successor, will have the opportunity to receive value from transfer of its ownership of shares of stock in USC in an arms-length transaction other than by way of transfer to employees for incentives, whether or not UMC or its successor, in fact, participates in such opportunity. A Liquidity Event will include, for example, completion of a public offering of USC securities on a recognized securities exchange; a sale of USC stock owned by UMC (or by a UMC successor) in an arms-length transaction; or a sale of all or substantially all of the assets of USC. The facility commenced production utilizing advanced submicron semiconductor manufacturing processes in late 1996. The Company has the right to purchase up to 31.25% of the output from the foundry. In addition, the Company expanded and formalized its relationship with TSMC to provide additional capacity over the 1996 to 2000 timeframe. The agreement with TSMC requires the Company to make certain annual advance payments to be applied against the following year's capacity. The Company has signed promissory notes to secure these payments, which total $14.4 million as of December 31, 1997, over the term of the agreement. The Company paid $9.6 million in 1997 and $7.2 million in 1996. See Notes 1, 8, 10 and 16 of Notes to Consolidated Financial Statements.

     Working capital at December 31, 1997 and December 31, 1996 was $210.0 million and $225.6 million, respectively. At December 31, 1997 the Company's principal sources of liquidity included cash and equivalents of $90.5 million and $27.2 million in short-term investments. In addition, the Company has a $75.0 million unsecured revolving line of credit that expires September 26, 1999. The Company had $10.0 million outstanding under the line of credit as of December 31, 1997. The Company was not in compliance with one financial covenant at December 31, 1997. Accordingly, the bank is not required to fund requested borrowing. Subsequent to year-end, the lender waived non-compliance with the violated debt covenant for the period ended December 31, 1997. The Company believes it will not be in compliance with this covenant for the current quarter but does not expect current non-compliance to materially affect the Company's liquidity or financial condition. In addition, the Company has available two separate secured equipment lines of credit totaling $10.0 million. The Company had $5.6 million and $6.5 million outstanding under these secured equipment lines of credit at December 31, 1997 and 1996, respectively. The Company must maintain certain financial covenants in connection with these lines of credit. See Note 8 of Notes to Consolidated Financial Statements. The Company believes that its available funds will satisfy the Company's projected working capital and capital expenditure requirements for at least the next 12 months, other than expenditures for future potential manufacturing agreements.

     In January 1998, the Company agreed to a patent purchase and cross-licensing deal with Cirrus Logic, Inc. to enable a patent portfolio exchange between the two companies. Through this patent purchase, S3 purchased 10 graphics patents and 25 graphics patent applications from Cirrus Logic for a price of $40 million. With respect to Cirrus Logic's remaining patents not covered in the purchase, and S3's patents, S3 and Cirrus Logic have entered into an accompanying cross-licensing agreement. Under the terms of the cross-licensing agreement, S3 and Cirrus Logic have a perpetual license to each other's graphics patents and additional licenses with respect to the other party's patents for agreed upon periods of time. The closing of both the patent purchase and cross-licensing agreement occurred in March 1998.

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

     In October 1995, Brooktree filed a complaint against the Company in the United States District Court for the Southern District of California, alleging that certain of the Company's current products infringed a Brooktree patent. Such lawsuit resulted in substantial expense to the Company to defend the action and diverted the efforts of the Company's technical and management personnel. In August 1996, the Company and Brooktree entered into a settlement and license agreement pursuant to which all claims and counterclaims between the parties were dismissed and the Company agreed to pay to Brooktree a license fee and royalties related to certain product revenues over a five-year period.

     Since November 1997, a number of complaints have been filed in federal and state courts seeking an unspecified amount of damages on behalf of an alleged class of persons who purchased shares of the Company's common stock at various times between April 17, 1996 and November 3, 1997. The complaints name as defendants the Company, certain of its officers and former officers and certain directors of the Company, asserting that they violated federal and state securities laws by misrepresenting and failing to disclose certain information about the Company's business. In addition, certain shareholders have filed derivative actions seeking recovery on behalf of the Company, alleging, among other things, breach of fiduciary duties by such individual defendants. The Company has not yet formally responded to these complaints. While management intends to defend the actions against the Company vigorously, there can be no assurance that an adverse result or settlement with regards to these lawsuits would not have a material adverse effect on the Company's financial condition or results of operations.

     The Company has received from the United States Securities and Exchange Commission a request for information relating to the Company's restatement announcement in November 1997. The Company has responded and intends to continue to respond to such requests.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Disclosures under this item are not required for the current year.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         INDEX TO CONSOLIDATED FINANCIAL STATEMENTS OF S3 INCORPORATED

                                                              PAGE(S)
                                                              -------
Independent Auditors' Report................................       31
Consolidated Statements of Income for the years ended
  December 31, 1997, 1996, and 1995.........................       32
Consolidated Balance Sheets as of December 31, 1997 and
  1996......................................................       33
Consolidated Statements of Stockholders' Equity for the
  years ended December 31, 1997, 1996, and 1995.............       34
Consolidated Statements of Cash Flows for the years ended
  December 31, 1997, 1996, and 1995.........................       35
Notes to Consolidated Financial Statements..................       36
Selected Quarterly Consolidated Financial Data
  (Unaudited)...............................................       50

       INDEX TO FINANCIAL STATEMENTS OF UNITED SEMICONDUCTOR CORPORATION

Report of Price Waterhouse LLP..............................       57
United Semiconductor Corporation
  Balance Sheet as of December 31, 1997 and 1996............       58
United Semiconductor Corporation Statement of Income for the
  Years Ended December 31, 1997 and 1996....................       59
United Semiconductor Corporation Statement of Changes in
  Stockholders' Equity for the Years Ended December 31, 1997
  and 1996..................................................       60
United Semiconductor Corporation Statement of Cash Flows for
  the Years Ended December 31, 1997 and 1996................       61
United Semiconductor Corporation Notes to Financial
  Statements December 31, 1997 and 1996.....................       62

                          INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
S3 Incorporated:

     We have audited the accompanying consolidated balance sheets of S3 Incorporated and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedule at Item 14(a)(2). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We did not audit the financial statements of United Semiconductor Corporation ("USC"), the Company's investment in which is accounted for by use of the equity method. The Company's equity of $104,465,000 in USC's net assets at December 31, 1997, and of $30,962,000 in that company's net income for the year then ended are included in the accompanying financial statements. The financial statements of USC were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for such company, is based solely on the report of such other auditors.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

     In our opinion, based on our audits and the report of the other auditors, such consolidated financial statements present fairly, in all material respects, the financial position of S3 Incorporated and subsidiaries at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles. Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                          DELOITTE & TOUCHE LLP

San Jose, California
January 23, 1998

                                S3 INCORPORATED

                       CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                 YEAR ENDED DECEMBER 31,
                                                             --------------------------------
                                                               1997        1996        1995
                                                             --------    --------    --------
Net sales..................................................  $436,359    $439,243    $316,309
Cost of sales..............................................   270,223     266,367     189,767
                                                             --------    --------    --------
Gross margin...............................................   166,136     172,876     126,542
Operating expenses:
  Research and development.................................    95,792      63,382      42,080
  Selling, marketing and administrative....................    55,879      48,800      33,510
                                                             --------    --------    --------
          Total operating expenses.........................   151,671     112,182      75,590
                                                             --------    --------    --------
Income from operations.....................................    14,465      60,694      50,952
  Interest income..........................................     5,295       4,328       4,481
  Interest expense.........................................    (6,477)     (1,971)         --
  Other income (expense)...................................      (952)       (128)          8
                                                             --------    --------    --------
Other income (expense), net................................    (2,134)      2,229       4,489
                                                             --------    --------    --------
Income before income taxes.................................    12,331      62,923      55,441
Provision for income taxes.................................     3,453      21,335      20,067
                                                             --------    --------    --------
Net income.................................................  $  8,878    $ 41,588    $ 35,374
                                                             ========    ========    ========
Per share amounts:
  Basic....................................................  $   0.18    $   0.88    $   0.83
  Diluted..................................................  $   0.17    $   0.81    $   0.75
Shares used in computing per share amounts:
  Basic....................................................    49,519      47,460      42,691
  Diluted..................................................    51,740      52,451      47,013

          See accompanying notes to consolidated financial statements.

                                S3 INCORPORATED

                          CONSOLIDATED BALANCE SHEETS
                (IN THOUSANDS, EXCEPT SHARES AND PER SHARE DATA)

                                     ASSETS

                                                                  DECEMBER 31,
                                                              --------------------
                                                                1997        1996
                                                              --------    --------
Current assets:
  Cash and equivalents......................................  $ 90,484    $ 94,616
  Short-term investments....................................    27,186      62,768
  Accounts receivable (net of allowances of $5,664 in 1997
     and
     $2,648 in 1996)........................................    60,713      76,120
  Inventories...............................................    71,882      53,466
  Prepaid expenses and other................................    51,172      39,079
                                                              --------    --------
          Total current assets..............................   301,437     326,049
Property and equipment -- net...............................    46,628      34,047
Production capacity rights..................................     4,800      14,400
Investment in joint venture.................................   104,465      93,430
Other assets................................................    35,524      17,246
                                                              --------    --------
          Total.............................................  $492,854    $485,172
                                                              ========    ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $ 42,819    $ 51,160
  Notes payable.............................................    26,717      17,802
  Accrued liabilities.......................................    10,987      12,063
  Deferred revenue..........................................    10,921      12,113
  Income taxes payable......................................        --       7,361
                                                              --------    --------
          Total current liabilities.........................    91,444     100,499
Notes payable...............................................     4,800      14,400
Other liabilities...........................................    22,270       6,452
Convertible subordinated notes..............................   103,500     103,500
Commitments and contingencies (Notes 10 and 14)
Stockholders' equity:
  Preferred stock, $.0001 par value; 5,000,000 shares
     authorized;
     none outstanding.......................................        --          --
  Common stock, $.0001 par value; 70,000,000 shares
     authorized; 50,549,279, and 48,331,794, shares
     outstanding in 1997 and 1996...........................   187,276     169,411
  Unrealized gain (loss) on investments.....................     3,666         (54)
  Accumulated translation adjustment........................   (19,944)         --
  Retained earnings.........................................    99,842      90,964
                                                              --------    --------
          Total stockholders' equity........................   270,840     260,321
                                                              --------    --------
          Total.............................................  $492,854    $485,172
                                                              ========    ========

          See accompanying notes to consolidated financial statements.

                                S3 INCORPORATED

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                         (IN THOUSANDS, EXCEPT SHARES)

                                                                UNREALIZED
                                          COMMON STOCK        GAIN (LOSS) ON
                                      ---------------------     SHORT-TERM     TRANSLATION   RETAINED
                                        SHARES      AMOUNT     INVESTMENTS     ADJUSTMENT    EARNINGS     TOTAL
                                      ----------   --------   --------------   -----------   ---------   --------
BALANCE AT JANUARY 1, 1995..........  36,456,674   $ 54,905       $  (29)       $     --      $14,002    $ 68,878
  Issuance of common stock, net of
     issuance costs of $599.........   7,850,000     89,833           --              --           --      89,833
  Exercise of stock options.........   2,330,911      2,969           --              --           --       2,969
  Employee stock purchase plan......     159,742      1,222           --              --           --       1,222
  Tax benefit of stock option
     transactions...................          --      7,508           --              --           --       7,508
  Stock option compensation.........          --         37           --              --           --          37
  Unrealized gain on investments....          --         --           43              --           --          43
  Net income........................          --         --           --              --       35,374      35,374
                                      ----------   --------       ------        --------      -------    --------
BALANCE AT DECEMBER 31, 1995........  46,797,327    156,474           14              --       49,376     205,864
  Exercise of stock options.........   1,204,235      4,550           --              --           --       4,550
  Employee stock purchase plan......     231,161      2,467           --              --           --       2,467
  Tax benefit of stock option
     transactions...................          --      4,725           --              --           --       4,725
  Stock compensation plan...........      99,071      1,195           --              --           --       1,195
  Unrealized loss on investments....          --         --          (68)             --           --         (68)
  Net income........................          --         --           --              --       41,588      41,588
                                      ----------   --------       ------        --------      -------    --------
BALANCE AT DECEMBER 31, 1996........  48,331,794    169,411          (54)             --       90,964     260,321
  Exercise of stock options.........   1,703,768      8,796           --              --           --       8,796
  Employee stock purchase plan......     414,646      3,180           --              --           --       3,180
  Tax benefit of stock option
     transactions...................          --      3,825           --              --           --       3,825
  Stock compensation plan...........      99,071      2,064           --              --           --       2,064
  Unrealized gain on investments....          --         --        3,720              --           --       3,720
  Accumulated translation
     adjustment.....................          --         --           --         (19,944)          --     (19,944)
  Net income........................          --         --           --              --        8,878       8,878
                                      ----------   --------       ------        --------      -------    --------
BALANCE AT DECEMBER 31, 1997........  50,549,279   $187,276       $3,666        $(19,944)     $99,842    $270,840
                                      ==========   ========       ======        ========      =======    ========

          See accompanying notes to consolidated financial statements.

                                S3 INCORPORATED

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                 YEAR ENDED DECEMBER 31,
                                                             --------------------------------
                                                               1997        1996        1995
                                                             --------    ---------    -------
OPERATING ACTIVITIES
  Net income...............................................  $  8,878    $  41,588    $35,374
  Adjustments to reconcile net income to net cash provided
     by (used for) operating activities:
     Deferred income taxes.................................     5,432      (10,469)    (3,334)
     Depreciation and amortization.........................    18,491       10,713      6,789
     Production capacity rights............................    (2,400)      (7,200)        --
     Deferred rent.........................................       (96)        (138)         6
     Stock compensation....................................     2,064        1,195         37
     Equity in income from joint venture...................   (30,962)      (3,999)        --
     Changes in assets and liabilities:
       Accounts receivable.................................    15,407        8,090    (50,458)
       Inventories.........................................   (18,416)     (10,173)   (35,089)
       Prepaid expenses and other..........................    (8,271)      (6,975)    (2,830)
       Accounts payable....................................    (8,341)     (10,921)    45,832
       Accrued liabilities.................................     1,884        4,573     10,748
       Deferred revenue....................................    (1,192)      12,079         21
       Income taxes payable................................    (3,536)       5,810     12,891
                                                             --------    ---------    -------
  Net cash provided by (used for) operating activities.....   (21,058)      34,173     19,987
                                                             --------    ---------    -------
INVESTING ACTIVITIES
  Property and equipment purchases, net....................   (28,085)     (23,403)   (17,601)
  Purchases of short-term investments......................   (16,404)     (74,798)   (34,837)
  Sales/maturities of short-term investments...............    55,705       36,592     19,050
  Investment in real estate partnership....................        --       (2,100)        --
  Technology investment....................................    (5,000)          --         --
  Investment in joint venture..............................        --      (53,006)   (36,425)
  Other assets.............................................   (10,412)      (3,778)    (2,681)
                                                             --------    ---------    -------
  Net cash used for investing activities...................    (4,196)    (120,493)   (72,494)
                                                             --------    ---------    -------
FINANCING ACTIVITIES
  Sale of common stock, net................................    11,976        7,017     94,024
  Sale of convertible subordinated notes...................        --      103,500         --
  Debt issuance costs......................................        --       (3,370)        --
  Net borrowings (repayments) of notes payable.............    10,000       (2,000)     2,000
  Net borrowings (repayments) on equipment financing.......      (854)       6,500         --
                                                             --------    ---------    -------
  Net cash provided by financing activities................    21,122      111,647     96,024
                                                             --------    ---------    -------
  Net increase (decrease) in cash and equivalents..........    (4,132)      25,327     43,517
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD................    94,616       69,289     25,772
                                                             --------    ---------    -------
CASH AND EQUIVALENTS AT END OF PERIOD......................  $ 90,484    $  94,616    $69,289
                                                             ========    =========    =======
SUPPLEMENTAL CASH FLOW INFORMATION
  Interest paid............................................  $  6,665    $     231         --
  Income taxes paid net of refunds.........................  $ 10,119    $  20,483    $ 9,105
SUPPLEMENTAL NONCASH INVESTING AND FINANCING ACTIVITIES
  Notes payable for production capacity rights.............        --           --    $31,200

          See accompanying notes to consolidated financial statements.

                                S3 INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995

 1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

  Organization

     S3 Incorporated ("S3" or the "Company") was incorporated on January 9, 1989 and is a leading supplier of high performance multimedia accelerator solutions. The Company's products are used in, and its business is dependent on, the personal computer industry with sales primarily in the U.S., Asia, and Europe (see Note 13). Its products are manufactured, assembled and tested by independent wafer foundries and contract manufacturers.

  Basis of Presentation

     The consolidated financial statements include the accounts of S3 Incorporated and its wholly-owned subsidiaries. All significant inter-company balances and transactions have been eliminated. Investments in entities in which the Company does not have control, but has the ability to exercise significant influence over operating and financial policies are accounted for by the equity method.

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

  Inventories

     Inventories consist of work in process and finished goods and are stated at the lower of cost (first-in, first-out) or market. The Company's products typically experience short product life cycles and the Company estimates the market value of its inventory based on anticipated selling prices adjusted for completion and selling costs. Should the Company experience a substantial unanticipated decline in the selling price of its products and/or demand thereof, a material valuation adjustment and corresponding charge to operations could result.

     Required payments under a wafer supply agreement to secure future capacity are capitalized and amortized to inventory costs as the related product is received.

                                S3 INCORPORATED

                 YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995

  Property and Equipment

     Property and equipment are stated at cost. Depreciation is provided using the straight-line method over estimated useful lives of three to five years. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or the assets' useful lives.

  Long-Lived Assets

     Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS 121 requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds the future undiscounted cash flows attributable to such assets. The Company annually evaluates the recoverability of its long-lived assets based on the estimated future undiscounted cash flows. In the quarter ended December 31, 1997, the Company wrote off approximately $17.2 million of intangible assets including certain licenses, patents and other technology as a result of management's decision to focus attention on the core graphics business. As a result of this decision, no future cash flows were expected related to these assets.

  Wafer Fabrication Joint Venture

     Preproduction costs incurred by the wafer fabrication joint venture (see
Note 4 and Note 10) during construction and equipping of the facility were capitalized by the Company and are being amortized over 5 years.

  Foreign Currency Translation

     The assets and liabilities of the Company's subsidiaries and joint venture are translated into U.S. dollars at current exchange rates and revenues and expenses are translated at average monthly exchange rates. The resulting translation adjustments are recorded in a separate component of stockholders' equity. Total translation adjustments were $19.9 million as of December 31, 1997.

  Revenue Recognition

     Revenue from product sales made directly to customers is generally recognized upon shipment. Accruals for estimated sales returns and allowances are recorded at the time of sale. Certain of the Company's sales are made to distributors under agreements allowing price protection and rights of return on unsold products by the distributors. The Company defers recognition of revenue on such sales until the product is sold by the distributors.

  Concentration of Credit Risk

     Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents, short-term investments, trade accounts receivable and foreign exchange contracts. The Company invests only in high credit quality short-term debt instruments and limits the amount of credit exposure to any one entity. A majority of the Company's trade receivables is derived from sales to manufacturers in the computer industry. The Company performs ongoing credit evaluations of its customers' financial condition and limits the amount of credit extended when deemed necessary but generally requires no collateral. The Company maintains reserves for potential credit losses, and all such losses to date have been within management's expectations.

                                S3 INCORPORATED

                 YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995

  Fair Value of Financial Instruments

     Financial instruments include cash equivalents and short-term investments (see Note 2). Cash equivalents and short-term investments are stated at fair market values based on quoted market prices. The fair value of the Company's convertible subordinated notes approximated its carrying cost as of December 31, 1997. The Company maintains certain long-term investments, classified as available-for-sale securities and included in other assets. The estimated fair value of these investments was $8.6 million at December 31, 1997 based on quoted market prices. See also Note 2, Short-term Investments. The difference between the fair value and costs of these investments is recorded in the equity account under unrealized gain on investments.

  Research and Development Expenses

     Research and development is expensed as incurred. To the extent research and development costs include the development of computer software, the Company believes that software development is an integral part of the semiconductor design and expenses all such costs as incurred.

  Income Taxes

     The Company accounts for income taxes using the asset and liability approach pursuant to SFAS No. 109, "Accounting for Income Taxes."

  Stock-Based Compensation

     The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with APB No. 25, "Accounting for Stock Issued to Employees." The Company adopted the disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation" (SFAS 123), which require the disclosure of pro forma net income and earnings per share as if the Company adopted the fair value-based method in measuring compensation expense as of the beginning of fiscal 1995.

  Earnings Per Share

     In February 1997 the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share" (SFAS No. 128) which establishes standards for computing and presenting earnings per share (EPS). SFAS No. 128 replaces the presentation of primary and fully diluted EPS with a presentation of basic and diluted EPS. Basic EPS is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that would occur from any instrument or options which could result in additional common shares being issued. SFAS No. 128 was adopted for the Company's fiscal year 1997. All prior-period EPS data presented has been restated to conform with SFAS No. 128.

  New Accounting Pronouncements

     In June 1997, the Financial Accounting Standards Board adopted Statements of Financial Accounting Standards No. 130 "Reporting Comprehensive Income", which requires that an enterprise report, by major components and as a single total, the change in its net assets during the period from nonowner sources; and No. 131 "Disclosures about Segments of an Enterprise and Related Information", which establishes annual and interim reporting standards for an enterprise's business segments and related disclosures about its products, services, geographic areas, and major customers. Adoption of these statements will not impact the Company's consolidated financial position, results of operations or cash flows. Both statements are effective for fiscal years beginning after December 15, 1997, with earlier application permitted.

                                S3 INCORPORATED

                 YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995

  Reclassifications

     Certain prior year amounts have been reclassified to conform to the current year presentation. Such reclassifications had no effect on net income or stockholders' equity.

 2. SHORT-TERM INVESTMENTS

     The fair value and the amortized cost of available-for-sale securities at December 31, 1997 and 1996 are presented in the tables which follow. Fair values are based on quoted market prices obtained from an independent broker. Available-for-sale securities are classified as current assets as all debt maturities are within one year. Gross proceeds from sales of marketable securities were $55,705,000 and $36,592,000 during 1997 and 1996, respectively. Gross gains and losses realized on such sales or maturities were not material for each of the two years. For the purpose of determining gross realized gains and losses, the cost of securities sold is based upon specific identification. For each category of investment securities the table presents gross unrealized holding gains and losses.

                                                                               UNREALIZED   UNREALIZED
                                                         AMORTIZED   MARKET     HOLDING      HOLDING
                                                           COST       VALUE      GAINS        LOSSES
                                                         ---------   -------   ----------   ----------
                                                                        (IN THOUSANDS)
DECEMBER 31, 1997:
Corporate Debt Securities..............................   $21,931    $21,954     $   42        $(19)
Mortgage-Backed Securities.............................     3,197      3,197         --          --
Debt securities of states of the United States and
  political subdivisions of the states.................     2,038      2,035         --          (3)
                                                          -------    -------     ------        ----
          Total short-term investments.................    27,166     27,186         42         (22)
                                                          -------    -------     ------        ----
Corporate Equity Securities............................     5,000      8,646      3,646          --
                                                          -------    -------     ------        ----
          Total short-term and long-term investments...   $32,166    $35,832     $3,688        $(22)
                                                          =======    =======     ======        ====

                                                                               UNREALIZED   UNREALIZED
                                                         AMORTIZED   MARKET     HOLDING      HOLDING
                                                           COST       VALUE      GAINS        LOSSES
                                                         ---------   -------   ----------   ----------
                                                                        (IN THOUSANDS)
DECEMBER 31, 1996:
Corporate Debt Securities..............................   $41,634    $41,582     $    3        $ 55
U.S. Government Securities.............................     2,698      2,697         --           1
Mortgage-Backed Securities.............................    14,269     14,272          4           1
Debt securities of states of the United States and
  political subdivisions of the states.................     4,221      4,217         --           4
                                                          -------    -------     ------        ----
          Total........................................   $62,822    $62,768     $    7        $ 61
                                                          =======    =======     ======        ====

 3. INVENTORIES

     Inventories consist of:

                                                      DECEMBER 31,
                                                   ------------------
                                                    1997       1996
                                                   -------    -------
                                                     (IN THOUSANDS)
Work in process..................................  $28,392    $22,556
Finished goods...................................   43,490     30,910
                                                   -------    -------
          Total..................................  $71,882    $53,466
                                                   =======    =======

                                S3 INCORPORATED

                 YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995

 4. INVESTMENTS

  Investment in USC

     The Company has a 23.75% equity investment in the stock of United Semiconductor Corporation ("USC"), a joint venture foundry which owns and operates a semiconductor manufacturing facility in Taiwan. See also Note 16, Subsequent Events. Operations in 1995 consisted primarily of construction and other capitalizable preproduction activities, and, therefore, the 1995 results of operations for the entity were immaterial. Summarized financial information below uses the respective year-end exchange rate for the financial position and an average exchange rate for the respective year for results of operations. Summarized financial information of USC at December 31, 1997 and 1996 is as follows (in thousands):

                                                    YEAR ENDED DECEMBER 31,
                                                 -----------------------------
                                                     1997             1996
                                                 -------------    ------------
RESULTS OF OPERATIONS
Sales..........................................  U.S. $328,966    U.S. $60,656
Net income.....................................        136,969             577

                                                         DECEMBER 31,
                                                ------------------------------
                                                    1997             1996
                                                -------------    -------------
FINANCIAL POSITION
Current Assets................................  U.S. $349,419    U.S. $224,829
Non-current Assets............................        370,394          387,775
Current Liabilities...........................        127,873           89,322
Non-current Liabilities.......................        159,644          157,482
Stockholders' Equity..........................        432,296          365,800

  Interest in Partnership

     In 1995, the Company entered into a limited partnership arrangement with a developer to obtain a ground lease and develop and operate the Company's future Santa Clara facilities. The Company's investment of $2.1 million represents 50% interest in Mission Real Estate L.P. (the partnership), in which the Company is a limited partner. Permanent nonrecourse financing has been obtained. The Company is not a guarantor on the permanent financing.

5. PROPERTY AND EQUIPMENT

     Property and equipment consist of:

                                                             DECEMBER 31,
                                                         --------------------
                                                           1997        1996
                                                         --------    --------
                                                            (IN THOUSANDS)
Machinery and equipment................................  $ 71,340    $ 52,019
Furniture and fixtures.................................     5,460       2,690
Leasehold improvements.................................     3,688         478
                                                         --------    --------
     Total.............................................    80,488      55,187
Accumulated depreciation and amortization..............   (33,860)    (21,140)
                                                         --------    --------
Property and equipment, net............................  $ 46,628    $ 34,047
                                                         ========    ========

                                S3 INCORPORATED

                 YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995

 6. ACCRUED LIABILITIES

     Accrued liabilities consist of:

                                                               DECEMBER 31,
                                                             -----------------
                                                              1997      1996
                                                             -------   -------
                                                              (IN THOUSANDS)
Accrued compensation and benefits..........................  $ 8,888   $10,462
Other......................................................    2,099     1,601
                                                             -------   -------
                                                             $10,987   $12,063
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

 8. LINE OF CREDIT AND NOTES PAYABLE

     The Company has a $75.0 million unsecured revolving line of credit that expires September 26, 1999. The Company had $10.0 million outstanding under the line of credit at December 31, 1997. Borrowings bear interest at the bank's prime rate (8.5% at December 31, 1997). The most restrictive covenants under the agreement require the Company, among other things, to maintain a minimum tangible net worth of $270 million, a minimum quick ratio of 1.5 to 1.0, maximum debt to tangible net worth of 0.9 to 1.0 and profitability computed on the most recent four quarters. The Company was not in compliance with one financial covenant at December 31, 1997. Accordingly, the bank is not required to fund requested borrowings. Subsequent to year-end, the lender waived non-compliance with the violated debt covenant for the period ended December 31, 1997. Management does not expect current non-compliance to materially affect the Company's liquidity or financial condition.

     In addition, the Company has two separate secured equipment lines of credit totaling $10.0 million. The Company had $5.6 million outstanding under these secured equipment lines of credit at December 31, 1997. Borrowings bear interest at the prime rate (8.5% at December 31, 1997) and the Company is required to comply with the same financial covenants as its unsecured line of credit.

     In connection with a wafer supply agreement, the Company issued notes payable to a supplier (see Note 10). The notes bear interest at 10.0% per annum commencing on the individual notes' maturity dates if such notes are not paid. Future payments of these notes are as follows (in thousands):

1998.......................................................  $ 9,600
1999.......................................................    4,800
                                                             -------
                                                             $14,400
                                                             =======

                                S3 INCORPORATED

                 YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995

 9. STOCKHOLDERS' EQUITY

     The number of shares of preferred stock authorized to be issued is 5,000,000 with a par of $0.0001 per share. The preferred stock may be issued from time to time in one or more series. The Board of Directors is authorized to provide rights, preferences, privileges and restrictions of the shares of such series. As of December 31, 1997, no shares of preferred stock had been issued.

  Stockholder Rights Plan

     On May 14, 1997, the Board adopted a Stockholder Rights Plan. To implement the plan, S3's Board declared a dividend of one preferred stock purchase right (a "Right") for each outstanding share of S3 common stock held of record on June 1, 1997. Each Right represents a contingent right to purchase, under certain circumstances, a fractional share of a newly created series of S3 preferred stock. The Rights would become exercisable and trade independently from S3 common stock upon the public announcement of the acquisition by a person or group of 15 percent or more of S3's common stock, or ten days after commencement of a tender or exchange offer for S3 common stock that would result in the acquisition of 15 percent or more of S3's common stock. In the event one of the limited conditions is triggered, each Right entitles the registered holder to purchase one one-thousandth of a share of Preferred Stock at an exercise price of $85 per right. The Rights may be redeemed at $0.01 per Right pursuant to the plan by the Board of Directors. The Rights expire May 14, 2007.

  Employee Stock Purchase Plan

     Under the Company's 1993 Employee Stock Purchase Plan (the "Purchase Plan") 1,400,000 shares of common stock are reserved for issuance pursuant thereto. The Purchase Plan permits eligible employees to purchase shares at a price equal to 85% of the lower of the fair market value at the beginning or end of the offering period. At December 31, 1997, 1,011,823 shares have been issued under the Purchase Plan and 388,177 shares have been reserved for further issuance.

  Stock Plan

     Under the Company's stock option plan (the "Option Plan") at December 31, 1997, 20,110,840 shares of common stock have been authorized for the grant of incentive or nonstatutory stock options and the direct award or sale of shares to employees, directors and consultants. Incentive stock options must be granted at not less than fair market value at the date of grant. The exercise price of nonstatutory options and the share price for shares sold generally may be no less than 85% of fair market value at the date of the grant or sale. At December 31, 1997, 10,981,264 shares of common stock are reserved for issuance under the Option Plan and 929,424 shares were available for future grant.

                                S3 INCORPORATED

                 YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995

     A summary of stock option activity is as follows:

                                                  NUMBER OF     WEIGHTED AVERAGE
                                                    SHARES      PRICE PER SHARE
                                                  ----------    ----------------
BALANCE, JANUARY 1, 1995........................   6,808,754         $ 2.75
Options granted.................................   2,970,550          15.47
Options exercised...............................  (2,330,911)          1.27
Options cancelled...............................    (463,454)          6.61
                                                  ----------
BALANCE, DECEMBER 31, 1995......................   6,984,939           8.37
Options granted.................................   6,538,362          12.09
Options exercised...............................  (1,204,235)          3.83
Options cancelled...............................  (3,398,967)         15.28
                                                  ----------
BALANCE, DECEMBER 31, 1996......................   8,920,099           9.06
Options granted.................................  11,950,388           7.77
Options exercised...............................  (1,703,768)          5.16
Options cancelled...............................  (9,114,879)         11.17
                                                  ----------
BALANCE, DECEMBER 31, 1997......................  10,051,840         $ 6.28
                                                  ==========

     Options to purchase 2,284,502, 2,267,969 and 2,030,259 shares were exercisable at December 31, 1997, 1996 and 1995 with a weighted average exercise price of $7.16, $4.29 and $3.51 respectively.

     Options generally vest over a period of four years and generally become exercisable beginning either six months or one year from the date of employment or grant. Options generally expire ten years from the date of grant. The Company repriced options on 6,520,033 shares to $5.125, the fair market value on December 18, 1997. The repriced options are treated as cancelled and regranted, however, they retained their original vesting terms and expiration dates. All replacement options are subject to a one-year blackout on exercise (with the exception of those options held by employees whose employment was terminated on January 20, 1998 as part of the restructuring program announced by the Company). With regard to other employees whose employment was not terminated as part of the restructuring, if their employment is terminated prior to the end of the blackout period, any repriced options will be forfeited.

  Stock Compensation Arrangement

     Pursuant to an incentive compensation plan for certain employees, the Company issued 99,071 shares of common stock on June 30, 1997 and on June 30, 1996. The Company accrued the related compensation cost ratably over the periods.

  Stock-Based Compensation

     Under APB 25, the Company generally recognizes no compensation expense with respect to stock-based awards to employees. Pro forma information regarding net income (loss) and net income (loss) per share is required by SFAS 123 for awards granted after December 31, 1994, as if the Company had accounted for its stock-based awards to employees under the fair value method of SFAS 123. The fair value method of the Company's stock-based awards to employees was estimated using the Black-Scholes option pricing model. The Black-Scholes option valuation model was developed for use in estimating fair value of traded options that have no vesting restrictions and are fully transferable. The Black-Scholes model requires the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock-based awards to employees have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's

                                S3 INCORPORATED

                 YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995

opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock-based awards to employees.

     The following table summarizes significant ranges of outstanding and exercisable options at December 31, 1997:

                         OPTIONS OUTSTANDING
                 ------------------------------------    OPTIONS EXERCISABLE
                                WEIGHTED                ----------------------
                                 AVERAGE     WEIGHTED                 WEIGHTED
                                REMAINING    AVERAGE                  AVERAGE
   RANGE OF        NUMBER      CONTRACTUAL   EXERCISE     NUMBER      EXERCISE
EXERCISE PRICES  OUTSTANDING   LIFE (YRS)     PRICE     EXERCISABLE    PRICE
---------------  -----------   -----------   --------   -----------   --------
$ 0.12 - $ 4.03   1,019,752       5.75        $ 3.04       914,743     $ 2.95
  4.13 -   5.13   6,643,951       8.96          5.11       177,081       4.79
  5.16 -  10.00     674,508       7.79          7.37       363,089       7.30
 10.06 -  10.06     765,792       8.03         10.06       451,972      10.06
 10.13 -  23.00     947,837       7.83         14.14       377,617      14.87
                 ----------                              ---------
$ 0.12 - $23.00  10,051,840       8.38        $ 6.28     2,284,502     $ 7.16
                 ==========                              =========

     The fair value of the Company's stock-based awards to employees was estimated assuming no expected dividends and the following weighted-average assumptions:

                                        STOCK                           EMPLOYEE STOCK
                                     OPTION PLAN                        PURCHASE PLAN
                           --------------------------------    --------------------------------
                             1997        1996        1995        1997        1996        1995
                             ----        ----        ----        ----        ----        ----
Expected life from vest
  date...................  0.5 yrs.    0.5 yrs.    0.5 yrs.    0.0 yrs.    0.0 yrs.    0.0 yrs.
Volatility...............       69%         60%         60%         65%         60%         60%
Risk-free interest
  rate...................      5.9%        6.1%        5.6%        5.5%        6.1%        5.6%

     The weighted-average estimated fair value of stock options granted during 1997, 1996 and 1995 was $3.53, $4.97 and $6.65 per share, respectively. The weighted-average estimated fair value of shares granted under the Purchase Plan during 1997, 1996 and 1995 was $5.17, $6.97 and $4.97 per share, respectively.

     For pro forma purposes, the estimated fair value of the Company's stock-based awards to employees is generally amortized over the vesting period of four years (for options) and the offering period (for stock purchases under the Purchase Plan). The Company's pro forma information is as follows:

                                                            YEAR ENDED DECEMBER 31,
                                                        --------------------------------
                                                          1997        1996        1995
                                                        --------    --------    --------
                                                        (IN THOUSANDS, EXCEPT PER SHARE
                                                                    AMOUNTS)
Pro forma net income (loss)...........................  $(7,575)    $28,504     $30,333
Pro forma earnings (loss) per share:
  Basic...............................................  $ (0.15)    $  0.60     $  0.71
  Diluted.............................................  $ (0.15)    $  0.56     $  0.66

     Because SFAS 123 is applicable only to awards granted subsequent to December 31, 1994, its pro forma effect will not be fully reflected until approximately 1999.

10. LEASES AND COMMITMENTS

  Operating Leases

     The Company leases administrative facilities under operating leases that expire in 2008. During 1995, the Company entered into a limited partnership arrangement with a developer to obtain a ground lease and

                                S3 INCORPORATED

                 YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995

develop and operate the Company's Santa Clara, California facilities. In January 1997, prior to the expiration of the lease terms of the previous facilities, the Company relocated its principal administrative facilities to the new Santa Clara facilities at which time the Company's minimum operating lease payment of $369,000 commenced for the initial 12 year term. The Company has sublet a portion of its previous facilities for the remaining lease terms and has negotiated a lease termination on the other two facilities at no material cost.

     Future minimum annual payments under operating leases are as follows:

                                                        OPERATING LEASES
                                                        ----------------
                                                         (IN THOUSANDS)
1998..................................................      $ 8,114
1999..................................................        7,729
2000..................................................        6,213
2001..................................................        5,124
2002..................................................        4,426
Thereafter............................................       26,554
                                                            -------
          Total minimum lease payments................      $58,160
                                                            =======

     The total of minimal rentals to be received in the future under non-cancelable subleases is $4,457,000 as of December 31, 1997.

     Rent expense for 1997, 1996, and 1995, was $5,622,000, $3,483,000, and
$2,002,000, respectively.

  Wafer Supply Agreements and Commitments

     During 1995, the Company entered into two long-term manufacturing capacity arrangements. The Company entered into an agreement with United Microelectronics Corporation (UMC) and Alliance Semiconductor Corporation to form USC, a separate Taiwanese company, for the purpose of building and managing a semiconductor manufacturing facility in the Science Based Industrial Park in Hsin Chu City, Taiwan, Republic of China. The Company invested $36.4 million in 1995, and $53.0 in 1996 for its equity interest of 23.75%. See Subsequent Events, Note 16, regarding the sale of approximately one-third of S3's interest in USC, which reduced S3's equity interest to 15.75%. The facility commenced production utilizing advanced submicron semiconductor manufacturing processes in 1996. The Company has the right to purchase up to 31.25% of the output from the foundry.

     In addition, in 1995 the Company expanded and formalized its relationship with Taiwan Semiconductor Manufacturing Company (TSMC) to provide additional capacity over the 1996 to 2000 timeframe. The agreement with TSMC requires the Company to make certain annual advance payments to be applied against the following year's capacity. The Company has signed promissory notes to secure these payments over the term of the agreement (see Note 8). The Company paid $9.6 million, $7.2 million and $1.2 million in 1997, 1996 and 1995, respectively. At December 31, 1997, the remaining advance payments (and corresponding promissory notes) totaled $14.4 million ($9.6 million in prepaid expenses and $4.8 million in production capacity rights).

     In the ordinary course of business, the Company places purchase orders with its wafer suppliers based on its existing and anticipated customer orders for its products. Should the Company experience a substantial unanticipated decline in the selling price of its products and/or demand thereof, it could result in a material loss on such purchase commitments.

                                S3 INCORPORATED

                 YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995

11. INCOME TAXES

     The provision for income taxes consists of:

                                                          YEARS ENDED DECEMBER 31,
                                                       ------------------------------
                                                        1997        1996       1995
                                                       -------    --------    -------
                                                               (IN THOUSANDS)
CURRENT TAX EXPENSE:
  Federal............................................  $(6,102)   $ 27,838    $20,796
  State..............................................    4,123       3,966      2,605
                                                       -------    --------    -------
                                                        (1,979)     31,804     23,401
                                                       -------    --------    -------
DEFERRED TAX EXPENSE:
  Federal............................................    7,552      (9,322)    (2,897)
  State..............................................   (2,120)     (1,147)      (437)
                                                       -------    --------    -------
                                                         5,432     (10,469)    (3,334)
                                                       -------    --------    -------
          Total......................................  $ 3,453    $ 21,335    $20,067
                                                       =======    ========    =======

     The tax benefits resulting from disqualifying dispositions of shares acquired under the Company's incentive stock option plan and from the exercise of non-qualified stock options reduced taxes currently payable as shown by $3,825,000 in 1997, which is reflected as additional paid-in capital.

     The difference between the provision for taxes on income and the amount computed by applying the federal statutory income tax rate to income before taxes is explained below:

                                                          YEARS ENDED DECEMBER 31,
                                                        -----------------------------
                                                         1997       1996       1995
                                                        -------    -------    -------
                                                               (IN THOUSANDS)
Tax computed at 35%...................................    4,316    $22,023    $19,404
State income taxes, net of federal effect.............    1,302      2,987      2,725
Tax credits...........................................   (2,200)    (3,396)    (1,690)
Other.................................................       35       (279)      (372)
                                                        -------    -------    -------
Provision for income taxes............................  $ 3,453    $21,335    $20,067
                                                        =======    =======    =======
Effective tax rate....................................       28%        34%        36%
                                                        =======    =======    =======

                                S3 INCORPORATED

                 YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995

     Significant components of the Company's deferred income tax asset are as follows:

                                                                 DECEMBER 31,
                                                                 ------------
                                                                1997      1996
                                                              --------   -------
                                                                (IN THOUSANDS)
Deferred tax assets:
  Reserves not currently deductible.........................  $  5,138   $ 6,955
  Deferred revenue..........................................     4,214     4,828
  Compensation expense not currently deductible.............     3,762     3,823
  Depreciation/Amortization.................................     4,021        --
  Credits...................................................     5,307        --
  Other.....................................................        --       266
                                                              --------   -------
          Total deferred tax assets.........................    22,442    15,872
                                                              --------   -------
Deferred tax liabilities:
  Earnings from foreign joint venture.......................   (13,573)   (1,594)
  Other.....................................................       (23)       --
                                                              --------   -------
          Total deferred tax liabilities....................   (13,596)   (1,594)
                                                              --------   -------
          Net deferred tax asset............................  $  8,846   $14,278
                                                              ========   =======

     The Company has research and development tax credit carry-forwards for federal and state of approximately $6.5 million, expiring in 2012.

12. EMPLOYEE BENEFIT PLANS

     The Company implemented a non-qualified cash profit sharing plan in 1994 under which all employees are eligible to receive, on an annual basis, an equal cash bonus based on pretax profits. The cash bonus under this plan was $0, $1,987,000, and $1,175,000 in 1997, 1996, and 1995, respectively.

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

13. EXPORT SALES AND SIGNIFICANT CUSTOMERS

     The Company's primary operations are located in the United States. The Company sells its products into the personal computer market primarily in the U.S., Asia and Europe. Export sales accounted for 70%, 58% and 44% of net sales in 1997, 1996, and 1995, respectively. Approximately 28%, 37% and 35% of export sales in 1997, 1996, and 1995, respectively, were to affiliates of United States customers. In 1997, 14% and 53% of export sales were shipped to Hong Kong and Taiwan, respectively. In 1996, 16% and 45% of export sales were shipped to Hong Kong and Taiwan, respectively. Three customers accounted for 20%, 13% and 12%, respectively, of net sales in 1997. Two customers accounted for 16% and 15% respectively, of net sales in 1996. Two customers accounted for 17% and 12% respectively, of net sales in 1995.

14. CONTINGENCIES

     The semiconductor and software industries are characterized by frequent litigation regarding patent and other intellectual property rights. The Company is party to various claims of this nature. Although the ultimate outcome of these matters is not presently determinable, management believes that the resolution of

                                S3 INCORPORATED

                 YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995

all such pending matters will not have a material adverse effect on the Company's financial position or results of operations.

     Since November 1997, a number of complaints have been filed in federal and state courts seeking an unspecified amount of damages on behalf of an alleged class of persons who purchased shares of the Company's common stock at various times between April 17, 1996 and November 3, 1997. The complaints name as defendants the Company, certain of its officers and former officers and certain directors of the Company, asserting that they violated federal and state securities laws by misrepresenting and failing to disclose certain information about the Company's business. In addition, certain shareholders have filed derivative actions seeking recovery on behalf of the Company, alleging, among other things, breach of fiduciary duties by such individual defendants. The Company has not yet formally responded to these complaints. While management intends to defend the actions against the Company vigorously, there can be no assurance that an adverse result or settlement with regards to these lawsuits would not have a material adverse effect on the Company's financial condition or results of operations.

     The Company has received from the United States Securities and Exchange Commission a request for information relating to the Company's restatement announcement in November 1997. The Company has responded and intends to continue to respond to such requests.

15. EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share:

                                                              YEARS ENDED DECEMBER 31,
                                                      ----------------------------------------
                                                         1997           1996           1995
                                                      ----------     ----------     ----------
                                                      (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
NUMERATOR
  Net Income
     Basic..........................................   $ 8,878        $41,588        $35,374
     Interest expense on subordinated debt..........        --          1,071             --
                                                       -------        -------        -------
     Diluted........................................   $ 8,878        $42,659        $35,374
                                                       =======        =======        =======
DENOMINATOR
  Denominator for basic earnings per share..........   $49,519        $47,460        $42,691
  Common stock equivalents..........................     2,221          3,469          4,322
  Subordinated debt.................................         0          1,522              0
                                                       -------        -------        -------
  Denominator for diluted earnings per share........   $51,740        $52,451        $47,013
                                                       =======        =======        =======
Basic earnings per share............................   $  0.18        $  0.88        $  0.83
Diluted earnings per share..........................   $  0.17        $  0.81        $  0.75

16. SUBSEQUENT EVENTS

     On December 31, 1997, the Company entered into an agreement with UMC to sell to UMC 80 million shares of stock of USC for a purchase price of 2.4 billion New Taiwan dollars. The Company received the purchase price (approximately $68 million in cash) in January 1998 upon closing.

     Under the terms of the agreement, if at any time a "Liquidity Event" occurs, S3 will be entitled to receive, in addition to the initial payment of
2.4 billion New Taiwan dollars, a contingent payment of up to 19 New Taiwan dollars per share, or up to an additional 1.5 billion New Taiwan dollars (approximately U.S. $46.0 million at exchange rates prevailing on December 31, 1997). A "Liquidity Event" is defined as any event by which UMC, or its successor, will have the opportunity to receive value from transfer of its ownership

                                S3 INCORPORATED

                 YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995

of shares of stock in USC in an arms-length transaction other than by way of transfer to employees for incentives, whether or not UMC or its successor, in fact, participates in such opportunity. A Liquidity Event will include, for example, completion of a public offering of USC securities on a recognized securities exchange; a sale of USC stock owned by UMC (or by a UMC successor) in an arms-length transaction; or a sale of all or substantially all of the assets of USC.

     USC is a foundry joint venture between S3, UMC and Alliance Semiconductor Corporation that was formed in 1995. S3 paid 2.4 billion New Taiwan dollars for its initial 23.75% equity interest in USC. As a result of the January 1998 sale to UMC, S3's percentage ownership in USC decreased to 15.75%. The Company has the right to purchase up to 31.25% of the output from the foundry.

     In January 1998, the Company agreed to a patent purchase and cross-licensing agreement with Cirrus Logic, Inc. to enable a patent portfolio exchange between the two companies. Through this patent purchase, S3 purchased 10 graphics patents and 25 graphics patent applications from Cirrus Logic for a price of $40 million. With respect to Cirrus Logic's remaining patents not covered in the purchase, and S3's patents, S3 and Cirrus Logic have entered into a cross-licensing agreement. Under the terms of the cross-licensing agreement, S3 and Cirrus Logic have a perpetual license to each other's graphics patents and additional licenses with respect to the other party's patents for agreed upon periods of time.

              SELECTED QUARTERLY CONSOLIDATED DATA (UNAUDITED)(1)

                                                       FOURTH     THIRD     SECOND     FIRST
                                                      QUARTER    QUARTER    QUARTER   QUARTER
                                                      --------   --------   -------   --------
                                                      (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
YEAR ENDED DECEMBER 31, 1997
Net sales...........................................  $101,911   $119,604   $84,589   $130,255
Gross margin........................................    38,727     40,813    31,961     54,635
Income (loss) from operations.......................   (13,021)     6,993    (2,570)    23,063
Net income (loss)...................................  $ (8,122)  $  4,384   $(1,766)  $ 14,382
Earnings per share:(4)
  Basic.............................................  $  (0.16)  $   0.09   $ (0.04)  $   0.30
  Diluted(3)........................................  $  (0.16)  $   0.08   $ (0.04)  $   0.27
Shares used in computing earnings per share:(4)
  Basic.............................................    50,440     49,764    49,201     48,672
  Diluted(3)........................................    50,440     52,380    49,201     57,503
Stock prices:(2)
High................................................  $  13.19   $  17.44   $ 13.13   $  18.88
Low.................................................  $   4.81   $  10.56   $  9.19   $  12.44
YEAR ENDED DECEMBER 31, 1996
Net sales...........................................  $127,916   $110,085   $99,122   $102,120
Gross margin........................................    52,940     42,006    37,637     40,293
Income from operations..............................    21,792     13,251    10,993     14,658
Net income..........................................  $ 14,569   $  8,928   $ 7,712   $ 10,379
Earnings per share:(4)
  Basic.............................................  $   0.30   $   0.19   $  0.16   $   0.22
  Diluted(3)........................................  $   0.27   $   0.17   $  0.15   $   0.21
Shares used in computing earnings per share:(4)
  Basic.............................................    48,134     47,598    47,191     46,917
  Diluted(3)........................................    57,840     51,803    50,114     50,047
Stock prices:(2)
High................................................  $  23.38   $  20.00   $ 15.75   $  17.63
Low.................................................  $  16.25   $  10.06   $ 10.88   $  11.88

---------------
(1) The preceding table presents selected unaudited consolidated financial results for each of the eight quarters in the two-year period ended December 31, 1997. In the Company's opinion, this unaudited information has been prepared on the same basis as the audited information and includes all adjustments (consisting of only normal recurring adjustments) necessary for a fair statement of the financial information for the period presented.

(2) The Company's common stock trades on the Nasdaq National Market under the symbol SIII. The table indicates the range of the high and low closing prices, as reported by Nasdaq.

(3) Diluted earnings per share includes the effect of incremental shares issuable upon the conversion of the convertible subordinated notes, the dilutive effect of outstanding options and an adjustment to net income for the interest expense (net of income taxes) related to the notes unless the impact of such conversion is anti-dilutive.

(4) The 1997 and 1996 earnings per share amounts have been restated to comply with Statement of Financial Accounting Standards No. 128, Earnings Per Share. For further discussion of earnings per share and the impact of Statement No. 128, see the Notes to Consolidated Financial Statements beginning on page 36.

     At December 31, 1997, there were approximately 614 stockholders of record of the Company's common stock and approximately 40,000 beneficial stockholders. The Company has never declared or paid cash dividends on its capital stock and does not anticipate paying any cash dividends in the foreseeable future. The Company currently intends to retain future earnings for the development of its business.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.

                                    PART III

     Certain information required by Part III is incorporated by reference from the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the Company's 1998 Annual Meeting of Stockholders (the "Proxy Statement").

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a) The following documents are filed as a part of this Form 10-K:

     (1) Financial Statements:

          Reference is made to the Index to Consolidated Financial Statements of S3 Incorporated and the Index to Financial Statements of United Semiconductor Corporation under Item 8 in Part II of this Form 10-K.

     (2) Financial Statement Schedules:

          The following financial statement schedule of S3 Incorporated for the years ended December 31, 1997, 1996 and 1995 is filed as part of this Report and should be read in conjunction with the Consolidated Financial Statements of S3 Incorporated.

                                                             REFERENCE
                                                               PAGE
                                                             ---------
Independent Auditors' Report on Financial Statement
  Schedule.................................................   31
Schedule II -- Valuation and Qualifying Accounts...........   55

     All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

     (3) Exhibits:

          The exhibits listed below are required by Item 601 of Regulation S-K. Each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K has been identified.

     EXHIBIT
      NUMBER      NOTES                      DESCRIPTION OF DOCUMENT
    ----------    -----                      -----------------------
     3(i).1        (1)     Restated Certificate of Incorporation.
     3(i).2        (6)     Certificate of Amendment of Restated Certificate of
                           Incorporation.
     3(i).3       (10)     Certificate of Designation of Series A Participating
                           Preferred Stock.
     3(ii)        (10)     Amended and Restated Bylaws.
        4.1        (1)     Specimen common stock certificate.
        4.2        (8)     Indenture, dated as of September 12, 1996 between Registrant and State Street Bank and Trust Company of California, N.A.,
                           as Trustee, including the form of Note.
        4.3        (9)     Registration Rights Agreement, dated September 12, 1996,
                           among Registrant, Lehman Brothers Inc., PaineWebber
                           Incorporated and Cowen & Company.
        4.4       (10)     Rights Agreement dated as of May 14, 1997 between S3
                           Incorporated and The First National Bank of Boston, Rights
                           Agent.
       10.1*               1989 Stock Plan of S3 Incorporated, as amended (the "1989
                           Plan").
       10.2*       (1)     Form of Incentive Stock Option Agreement under the 1989
                           Plan.
       10.3*       (1)     Form of Nonstatutory Stock Option Agreement under the 1989
                           Plan.
       10.4*       (1)     Form of common stock Purchase Agreement under the 1989 Plan.
       10.5*       (2)     S3 Incorporated 1993 Employee Stock Purchase Plan.
       10.6        (1)     Form of Indemnification Agreement between the Registrant and its directors.
       10.7        (3)     Office Lease dated May 13, 1993, between the Registrant and
                           San Tomas No. 2 Limited Partnership.
       10.8        (3)     First Amendment of Office Lease dated September 9, 1993,
                           between the Registrant and San Tomas No. 2 Limited
                           Partnership.
       10.9        (4)     Office Lease dated March 30, 1994, between the Registrant
                           and San Tomas No. 1 Limited Partnership.
       10.10       (4)     Second Amendment of Office Lease dated March 30, 1994,
                           between the Registrant and San Tomas No. 2 Limited
                           Partnership.
       10.11       (5)     Foundry Venture Agreement among Registrant, Alliance
                           Semiconductor Corporation and United Microelectronics
                           Corporation dated as of July 8, 1995.

     EXHIBIT
      NUMBER      NOTES                      DESCRIPTION OF DOCUMENT
    ----------    -----                      -----------------------
       10.12       (7)     Lease between Mission Real Estate, L.P. and Registrant dated
                           November 29, 1995.
       10.13      (11)     Revolving Credit Agreement dated as of September 26, 1997 by and among S3 Incorporated, the Lenders named therein,
                           Comerica Bank -- California as Administrative Agent, and
                           Fleet Bank and Documentation Agent.
       10.14*              Employment Agreement between Registrant and Terry N. Holdt dated December 18, 1997.
       10.15*              Employment Agreement between Registrant and Gary J. Johnson dated December 18, 1997.
       21.1                Subsidiaries of Registrant.
       23.1                Consent of Deloitte and Touche LLP (San Jose, California).
       23.2                Consent of Price Waterhouse LLP (Hsinchu, Taiwan).
       24.1                Power of Attorney (see page 71 of this Form 10-K).
       27.1                Financial Data Schedules for 1997, 1996 and 1995.
       27.2                Financial Data Schedules for the first three quarters of
                           1997.
       27.3                Financial Data Schedules for the first three quarters of
                           1996.

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

 (8) Incorporated by reference to Exhibit 4.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.

 (9) Incorporated by reference to Exhibit 4.2 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.

(10) Incorporated by reference to the exhibit of the same number to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.

(11) Incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.

(b) Reports on Form 8-K:

     A Current Report on Form 8-K, dated November 3, 1997, was filed by the Registrant on November 4, 1997. This report announced that the Registrant issued a press release, which was attached to such report, concerning the discovery of errors in the timing of its recognition of sales to international distributors and the anticipated restatement of the Company's financial statements to reflect adjustments to revenue that would decrease revenue and net income from previously reported amounts.

     A Current Report on Form 8-K, dated November 6, 1997, was filed by the Registrant on November 7, 1997. This report announced that the Registrant issued a press release, which was attached to such report, concerning a lawsuit filed against the Company.

     A Current Report on Form 8-K, dated December 19, 1997, was filed by the Registrant on December 22, 1997. This report announced that the Registrant appointed Terry Holdt as its Chief Executive Officer, President and Chairman of the Board, that Gary Johnson was named Vice Chairman of the Board and that Diosdado Banatao resigned as Chairman of the Board, but would continue to serve as a member of the Board of Directors.

                                  SCHEDULE II

                       VALUATION AND QUALIFYING ACCOUNTS
                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                                 (IN THOUSANDS)

                                                                      REVERSALS
                                            BALANCE AT   CHARGED TO   TO COSTS                     BALANCE AT
                                            BEGINNING    COSTS AND       AND                         END OF
               DESCRIPTION                  OF PERIOD     EXPENSES    EXPENSES    DEDUCTIONS(1)      PERIOD
               -----------                  ----------   ----------   ---------   --------------   ----------
Allowance for doubtful accounts:
  1997....................................    $1,438       $1,200       $ --         $(1,131)        $1,507
  1996....................................       645        1,522         --            (729)         1,438
  1995....................................       375        1,014         --            (744)           645
Sales returns and allowances:
  1997....................................    $1,210       $4,680       $ --         $(1,733)        $4,157
  1996....................................       969          241         --              --          1,210
  1995....................................       455          514         --              --            969

---------------
(1) Deductions from these reserves are for the purpose for which these reserves were created.

                        UNITED SEMICONDUCTOR CORPORATION

                              FINANCIAL STATEMENTS

                           DECEMBER 31, 1997 AND 1996

January 22, 1998
(98)R.L36P6034

To the Board of Directors of United Semiconductor Corporation

     We have examined the accompanying balance sheets of United Semiconductor Corporation as of December 31, 1997 and 1996, and the related statements of income, of changes in stockholders' equity and of cash flows for the years then ended. Our examinations were made in accordance with the "Rules Governing the Certification of Financial Statements by Certified Public Accountants" and generally accepted auditing standards and accordingly included such tests of the accounting records and such other auditing procedures as we considered necessary in the circumstances.

     In our opinion, the accompanying financial statements examined by us present fairly the financial position of United Semiconductor Corporation as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles consistently applied.

Price Waterhouse LLP
Hsinchu, Taiwan R.O.C.

                        UNITED SEMICONDUCTOR CORPORATION

                                 BALANCE SHEET
                           DECEMBER 31, 1997 AND 1996
                   (EXPRESSED IN NEW TAIWAN THOUSAND DOLLARS)

                                     ASSETS

                                                                 1997           1996
                                                              -----------    -----------
CURRENT ASSETS
  Cash and cash equivalents (Note 4(1)).....................  $ 5,469,227    $ 4,542,328
  Marketable securities (Note 4(2)).........................    3,190,746        202,820
  Notes receivable -- related parties (Note 5)..............          781        196,616
  Accounts receivable (Notes 4(3) and 5)
    -- third parties........................................      937,320        286,639
    -- related parties......................................      939,664        368,065
  Other receivable..........................................       88,905         64,888
  Inventories (Note 4(4))...................................      511,486        485,686
  Prepaid expenses..........................................       17,669         11,996
  Other current assets......................................      230,381         21,952
                                                              -----------    -----------
                                                               11,386,179      6,180,990
                                                              -----------    -----------
PROPERTY, PLANT AND EQUIPMENT (NOTES 4(5) AND 6)
  Cost
  Machinery and equipment...................................   10,169,495      8,611,439
  Transportation equipment..................................        3,206          2,563
  Furniture and fixtures....................................      130,771         87,661
  Leasehold improvements....................................       10,966          8,076
  Other equipment...........................................       14,270          7,995
                                                              -----------    -----------
                                                               10,328,708      8,717,734
  Accumulated depreciation..................................   (1,944,961)      (354,607)
  Construction in progress and prepayments..................    2,460,306        662,007
                                                              -----------    -----------
                                                               10,844,053      9,025,134
                                                              -----------    -----------
INTANGIBLE ASSET
  Other intangible asset....................................    1,037,500      1,337,500
                                                              -----------    -----------
OTHER ASSETS
  Deposit-out...............................................       30,979         30,064
  Deferred expense..........................................       54,027         48,216
  Deferred income tax assets (Note 4 (11))..................      103,102        219,786
                                                              -----------    -----------
                                                                  188,108        298,066
                                                              -----------    -----------
         TOTAL ASSETS.......................................  $23,455,840    $16,841,690
                                                              ===========    ===========
                          LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Short-term loans (Note 4(6))..............................  $ 1,911,632    $   161,520
  Notes payable (Note 5)....................................      125,209        151,043
  Accounts payable (Note 5).................................      534,856        295,274
  Accrued expenses (Note 5).................................      578,013        294,442
  Other payables............................................      352,925      1,551,722
  Current portion of long-term loans (Note 4(7))............      656,744             --
  Other current liabilities.................................        7,515          1,604
                                                              -----------    -----------
                                                                4,166,894      2,455,605
                                                              -----------    -----------
LONG-TERM LIABILITIES
  Long-term loans (Note 4(7))...............................    5,190,525      4,329,498
                                                              -----------    -----------
OTHER LIABILITIES
  Accrued pension liabilities (Notes 3 and 4(8))............       11,619             --
                                                              -----------    -----------
         Total Liabilities..................................    9,369,038      6,785,103
                                                              -----------    -----------
STOCKHOLDERS' EQUITY
  Common stock (Note 4(9))..................................   10,000,000     10,000,000
  Capital reserve generated from the gain on disposal of
    fixed assets............................................           40             --
  Retained earnings (Note 4(10))............................    4,086,762         56,587
                                                              -----------    -----------
         Total stockholders' equity.........................   14,086,802     10,056,587
                                                              -----------    -----------
COMMITMENTS AND CONTINGENT LIABILITIES (NOTE 7)
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.........  $23,455,840    $16,841,690
                                                              ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                        UNITED SEMICONDUCTOR CORPORATION

                              STATEMENT OF INCOME
                 FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996
                   (EXPRESSED IN NEW TAIWAN THOUSAND DOLLARS
                        EXCEPT EARNINGS PER SHARE DATA)

                                                                 1997           1996
                                                              -----------    -----------
Operating Revenues
  Sales revenue (Note 5)....................................  $10,003,022    $ 1,663,010
  Sales returns.............................................      (21,216)          (197)
  Sales allowance...........................................     (302,184)       (40,653)
                                                              -----------    -----------
  Net sales.................................................    9,679,622      1,622,160
  Other operating revenues..................................       81,542         45,277
                                                              -----------    -----------
  Net operating revenues....................................    9,761,164      1,667,437
                                                              -----------    -----------
Operating Cost
  Cost of goods sold (Note 5)...............................   (5,278,405)    (1,182,274)
  Other operating cost......................................      (38,604)       (32,095)
                                                              -----------    -----------
                                                               (5,317,009)    (1,214,369)
                                                              -----------    -----------
Gross Profit................................................    4,444,155        453,068
                                                              -----------    -----------
Operating Expenses
  Selling expenses..........................................      (88,841)        (8,666)
  Administrative expenses...................................     (250,482)      (574,100)
  Research and development expenses.........................     (443,866)      (221,406)
                                                              -----------    -----------
                                                                 (783,189)      (804,172)
                                                              -----------    -----------
Operating Income (Loss).....................................    3,660,966       (351,104)
                                                              -----------    -----------
Non-operating Income
  Interest income...........................................      264,153        232,942
  Dividends revenue.........................................       21,420             --
  Gain on disposal of investment............................       16,956          4,474
  Foreign exchange gain.....................................      397,616         70,170
  Other income..............................................        6,853            531
                                                              -----------    -----------
                                                                  706,998        308,117
                                                              -----------    -----------
Non-operating Expenses
  Interest expense..........................................     (354,973)      (118,223)
  Provision for loss on obsolescence of inventories.........      (50,561)       (50,000)
  Financial expense.........................................         (391)       (23,778)
  Other loss................................................      (15,881)          (206)
                                                              -----------    -----------
                                                                 (421,806)      (192,207)
                                                              -----------    -----------
Income(loss) before income tax..............................    3,946,158       (235,194)
Income tax benefit (Note 4(11)).............................       84,057        250,619
                                                              -----------    -----------
Net income..................................................  $ 4,030,215    $    15,425
                                                              ===========    ===========
Earnings per share
  Net income................................................  $      4.03    $      0.02
                                                              ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                        UNITED SEMICONDUCTOR CORPORATION

                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996
                   (EXPRESSED IN NEW TAIWAN THOUSAND DOLLARS)

                                                                         RETAINED    TOTAL STOCKHOLDERS'
                                       COMMON STOCK   CAPITAL RESERVE    EARNINGS          EQUITY
                                       ------------   ---------------   ----------   -------------------
1996:
Balance at January 1, 1996...........  $ 5,000,000          $--         $   41,162       $ 5,041,162
Issued common stock..................    5,000,000           --                 --         5,000,000
Net income for 1996..................           --           --             15,425            15,425
                                       -----------          ---         ----------       -----------
Balance at December 31, 1996.........   10,000,000           --             56,587        10,056,587

1997:
Net income for 1997..................           --           --          4,030,215         4,030,215
Transfer of the gain on disposal of
  fixed assets to capital reserve....           --           40                (40)               --
                                       -----------          ---         ----------       -----------
Balance at December 31, 1997.........  $10,000,000          $40         $4,086,762       $14,086,802
                                       ===========          ===         ==========       ===========

   The accompanying notes are an integral part of these financial statements.

                        UNITED SEMICONDUCTOR CORPORATION

                            STATEMENT OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996
                   (EXPRESSED IN NEW TAIWAN THOUSAND DOLLARS)

                                                                 1997          1996
                                                              -----------   -----------
OPERATING ACTIVITIES:
  Net income................................................  $ 4,030,215   $    15,425
  Adjustments to reconcile net income to net cash provided
    by (used in) operating activities
  Provision for loss on obsolescence of inventories.........       38,403        50,000
  Depreciation..............................................    1,591,371       354,607
  Amortization..............................................      320,071       166,740
  Bad debt expense..........................................       24,138         5,908
  Fixed assets transferred to deferred assets and
    expenses................................................       26,516            --
  Gain on disposal of fixed assets..........................          (40)           --
  Changes in asset and liability accounts:
  Decrease (increase) in notes receivable...................      195,835      (196,616)
  Increase in accounts receivable...........................   (1,246,418)     (660,612)
  Increase in other receivables.............................      (24,017)      (22,324)
  Increase in inventories...................................      (64,203)     (535,686)
  Decrease (increase) in prepaid expenses...................       (5,673)       13,458
  Increase in other current assets..........................     (208,429)      (19,000)
  Decrease (increase) in deferred income tax assets.........      116,684      (219,786)
  (Decrease) increase in notes payable......................      (25,834)      125,148
  Increase in accounts payable..............................      239,582       295,274
  Increase in accrued expenses..............................      283,571       290,804
  Increase in other current liabilities.....................        5,911         1,604
  Decrease in deferred income tax liabilities...............           --       (13,243)
  Increase in accrued pension liabilities...................       11,619            --
                                                              -----------   -----------
  Net cash provided by (used in) operating activities.......    5,309,302      (348,299)
                                                              -----------   -----------
INVESTING ACTIVITIES:
  Acquisition of fixed assets...............................   (4,644,743)   (7,380,918)
  Proceeds from disposal of fixed assets....................        9,180            --
  Increase in marketable securities.........................   (2,987,926)     (202,820)
  Increase in deferred expense..............................      (25,882)      (49,621)
  Increase in deposits-out..................................         (915)          (64)
                                                              -----------   -----------
  Net cash used in investing activities.....................   (7,650,286)   (7,633,423)
                                                              -----------   -----------
FINANCING ACTIVITIES:
  Issuance of common stock..................................           --     4,250,000
  Increase in short-term loans..............................    1,750,112        84,488
  Proceeds from long-term loans.............................    1,517,771     4,329,498
                                                              -----------   -----------
  Net cash provided by financing activities.................    3,267,883     8,663,986
                                                              -----------   -----------
  Net increase in cash and cash equivalents.................      926,899       682,264
  Cash and cash equivalents at the beginning of year........    4,542,328     3,860,064
                                                              -----------   -----------
  Cash and cash equivalents at the end of year..............  $ 5,469,227   $ 4,542,328
                                                              ===========   ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid for interest (excluding interest capitalized)...  $   345,781   $   107,333
                                                              ===========   ===========
  Cash paid for income tax..................................  $    51,501   $     1,409
                                                              ===========   ===========
INVESTING ACTIVITIES PARTIALLY PAID BY CASH
Acquisition of fixed assets.................................  $ 3,445,946   $ 8,891,391
  Add: payable at the beginning of year.....................    1,551,722        41,249
  Less: payable at the end of year..........................     (352,925)   (1,551,722)
                                                              -----------   -----------
  Cash paid.................................................  $ 4,644,743   $ 7,380,918
                                                              ===========   ===========
FINANCING ACTIVITIES PARTIALLY PROVIDED BY CASH
  Issuance of common stock..................................  $        --   $ 5,000,000
  Less: common stock issued for the technology know-how.....           --      (750,000)
                                                              -----------   -----------
  Cash received.............................................  $        --   $ 4,250,000
                                                              ===========   ===========

   The accompanying notes are an integral part of these financial statements.

                        UNITED SEMICONDUCTOR CORPORATION

                         NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1997 AND 1996
                   (EXPRESSED IN NEW TAIWAN THOUSAND DOLLARS)

 1. HISTORY AND ORGANIZATION

     United Semiconductor Corporation was incorporated as a company limited by shares on October 6, 1995 and commenced its operations in June, 1996. As of December 31, 1997, the paid-in capital is $10,000,000. The Company's major business activities are as follows:

          a. Semiconductor and semiconductor device foundry.

          b. Providing the mask tooling, package, burn-in, and testing services for the above-mentioned products.

          c. Research and development for the technology of wafer fabrication.

 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Translation of foreign currency transactions

     The accounts of the Company are maintained in New Taiwan dollars. Transactions denominated in foreign currencies are translated into New Taiwan dollars at the rates of exchange prevailing on the transaction dates. Receivables, other monetary assets and liabilities denominated in foreign currencies are translated into New Taiwan dollars at the rates of exchange prevailing at the balance sheet date. Exchange gains or losses are included in the current year's results.

  Cash equivalents

     Cash equivalents are short-term, highly liquid investments which are:

          A. Convertible to known amounts of cash at any time; and

          B. So near their maturity that they present insignificant risk of changes in value because of changes in interest rates.

  Marketable securities

     Marketable securities are recorded at cost when acquired. The carrying amount of the marketable securities portfolio is stated at the lower of its aggregate cost or market value at the balance sheet date. The market value for listed equity securities or close-ended funds are determined by the average closing prices occurred during the last month of the fiscal year. The market value for open-ended funds are determined by their equity per unit at balance sheet date.

  Inventories

     Inventories, except raw materials stated at actual, are stated at standard cost which is adjusted to actual cost based on weighted average method at month end. Inventories are valued at the lower of cost or market value at the year end. An allowance for loss on obsolescence and decline in market value is provided when necessary.

  Fixed assets

     A. Fixed assets are stated at cost. Interest incurred on loans used to finance the construction of property and plant is capitalized and depreciated accordingly.

                        UNITED SEMICONDUCTOR CORPORATION

                         NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1997 AND 1996
                   (EXPRESSED IN NEW TAIWAN THOUSAND DOLLARS)

     B. Depreciation is provided on the straight-line method using the assets' economic service lives. When the economic service lives are completed, fixed assets which are still in use are depreciated based on the residual value. The service lives of the fixed assets are five to ten years.

     C. Maintenance and repairs are charged to expenses as incurred. Significant renewals and improvements are treated as capital expenditures and are depreciated accordingly.

  Intangible asset

     The intangible asset represents the technology know-how provided by a major shareholder as a part of paid-in capital. The asset is amortized over five years by straight-line method.

  Deferred charges

     Deferred charges are stated at cost and amortized on a straight-line basis over the following years: software-3 years; organization cost-5 years.

  Retirement plan

     The Company has a retirement plan covering all its regular employees. This plan is separately funded. Starting from 1996, the net pension cost is computed based on an actuarial valuation in accordance with the provision of FASB No. 18 of the R.O.C., which requires consideration of cost components such as service cost, interest cost, expected return on plan assets and amortization of net obligation at transition.

  Income tax

     Income tax is provided based on accounting income after adjusting for permanent differences. The provision for income tax includes deferred tax resulting from items reported in different periods for tax and financial reporting purposes. A valuation allowance is provided for deferred tax asset to the extent that it is more likely than not that the tax benefits will not be realized. Deferred tax assets or liabilities are further classified into current or non-current items and are presented in the financial statements as net balance. Over or under provision of prior year income tax liabilities are included in the current year income tax expense.

  Revenue and expenses

     Revenue is recognized when the products are delivered or services are completed. Expenses are recognized as incurred.

 3. EFFECT OF CHANGE IN ACCOUNTING PRINCIPLES

     Prior to 1996, the Company contributed an amount equal to 2% of total wages on a monthly basis as pension expense. In 1996, the Company adopted R.O.C. FASB No. 18 and began recognizing net pension cost based on actuarial valuation. The effect of the change in accounting principle was immaterial because the Company was only set up in 1995.

                        UNITED SEMICONDUCTOR CORPORATION

                         NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1997 AND 1996
                   (EXPRESSED IN NEW TAIWAN THOUSAND DOLLARS)

 4. CONTENTS OF SIGNIFICANT ACCOUNTS

     (1) CASH AND CASH EQUIVALENTS

                                                            DECEMBER 31
                                                      ------------------------
                                                         1997          1996
                                                      ----------    ----------
Cash:
Cash on hand........................................  $    1,817    $    1,056
Demand accounts.....................................      58,655         2,600
Checking accounts...................................      16,607        11,871
Time deposits.......................................   5,342,348     4,526,801
                                                      ----------    ----------
                                                       5,419,427     4,542,328
Cash equivalents:
Bonds with repurchase agreement.....................      49,800            --
                                                      ----------    ----------
                                                      $5,469,227    $4,542,328
                                                      ==========    ==========

     (2) MARKETABLE SECURITIES

                                                            DECEMBER 31
                                                      ------------------------
                                                         1997          1996
                                                      ----------    ----------
Mutual funds........................................  $  251,393    $  150,250
Listed equity securities stocks.....................   2,939,353        52,570
                                                      ----------    ----------
                                                      $3,190,746    $  202,820
                                                      ==========    ==========

     (3) ACCOUNTS RECEIVABLE -- NET

                                                            DECEMBER 31
                                                      ------------------------
                                                         1997          1996
                                                      ----------    ----------
Accounts receivable -- third parties................  $  959,159    $  292,547
Less: Allowance for doubtful accounts...............     (21,839)       (5,908)
                                                      ----------    ----------
                                                      $  937,320    $  286,639
                                                      ==========    ==========

     (4) INVENTORIES

                                                            DECEMBER 31
                                                      ------------------------
                                                         1997          1996
                                                      ----------    ----------
Raw materials, supplies and spare parts.............  $  226,426    $  257,608
Work in process.....................................     315,274       247,877
Finished goods......................................      58,189        30,201
                                                      ----------    ----------
                                                         599,889       535,686
Less:Allowance for loss on obsolescence.............     (88,403)      (50,000)
                                                      ----------    ----------
                                                      $  511,486    $  485,686
                                                      ==========    ==========

                        UNITED SEMICONDUCTOR CORPORATION

                         NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1997 AND 1996
                   (EXPRESSED IN NEW TAIWAN THOUSAND DOLLARS)

     (5) PROPERTY, PLANT AND EQUIPMENT

                                                  DECEMBER 31, 1997
                                      ------------------------------------------
                                                     ACCUMULATED
                                         COST        DEPRECIATION    BOOK VALUE
                                      -----------    ------------    -----------
Machinery and equipment.............  $10,169,495    $(1,915,540)    $ 8,253,955
Transportation equipment............        3,206           (587)          2,619
Furniture and fixtures..............      130,771        (24,341)        106,430
Leasehold improvements..............       10,966         (2,315)          8,651
Other equipment.....................       14,270         (2,178)         12,092
Construction in progress and
  prepayments.......................    2,460,306             --       2,460,306
                                      -----------    -----------     -----------
                                      $12,789,014    $(1,944,961)    $10,844,053
                                      ===========    ===========     ===========

                                                  DECEMBER 31, 1996
                                      ------------------------------------------
                                                     ACCUMULATED
                                         COST        DEPRECIATION    BOOK VALUE
                                      -----------    ------------    -----------
Machinery and equipment.............  $ 8,611,439    $  (346,433)    $ 8,265,006
Transportation equipment............        2,563           (142)          2,421
Furniture and fixtures..............       87,661         (6,482)         81,179
Leasehold improvements..............        8,076           (960)          7,116
Other equipment.....................        7,995           (590)          7,405
Construction in progress and
  prepayments.......................      662,007             --         662,007
                                      -----------    -----------     -----------
                                      $ 9,379,741    $  (354,607)    $ 9,025,134
                                      ===========    ===========     ===========

     A. Please refer to note 6 for assets pledged as collateral.

     B. Interest expense amounting to $24,321 and $40,881 were capitalized in 1997 and 1996, respectively.

     (6) SHORT-TERM LOANS

                                                        DECEMBER, 31
                                               ------------------------------
                                                   1997             1996
                                               -------------    -------------
Unsecured loans..............................  $   1,911,632    $     161,520
                                               =============    =============
Annual interest rates........................  1.25% - 7.66%    1.34% - 6.81%
                                               =============    =============

     (7) LONG-TERM LOANS

     A. Long-term loans are summarized as follows:

                                                        DECEMBER 31
                                               ------------------------------
                                                   1997             1996
                                               -------------    -------------
Long-term loans..............................  $   5,847,269    $   4,329,498
Less: Current portion........................       (656,744)              --
                                               -------------    -------------
                                               $   5,190,525    $   4,329,498
                                               =============    =============

     B. Interest rates for long-term loans were floating rates. The range of interest rates were 1.31% - 7.20% and 1.31% - 6.44% in 1997 and 1996, respectively.

     C. Please refer to note 6 for assets pledged as collateral.

                        UNITED SEMICONDUCTOR CORPORATION

                         NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1997 AND 1996
                   (EXPRESSED IN NEW TAIWAN THOUSAND DOLLARS)

     (8) RETIREMENT PLAN

     A. All of the regular employees of the Company are covered by the pension plan. Under the plan, the Company contributes an amount equal to 2% of total wages on a monthly basis to the pension fund deposited in the Central Trust of China. Pension benefits are generally based on service years (two points per year for service years under 15 years (including 15 years) and one point per year for service years over 15 years). Each employee is limited up to 45 points. Retirement benefits are paid from the fund previously provided.

     During 1997, the Company has recognized pension cost amounting to $17,793. The balance of the Company's employees' retirement fund in Central Trust of China was $9,270 at December 31, 1997.

     B. Based on actuarial assumptions for the year of 1997, the discount rate and expected rate of return on plan asset are both 6.5% and the rate of compensation increase is 8%. The funded status of pension plan is listed as follows:

                                                              DECEMBER 31, 1997
                                                              -----------------
Vested benefit obligation...................................      $      --
Non-vested benefit obligation...............................         (4,947)
                                                                  ---------
Accumulated benefit obligation..............................         (4,947)
Effect on projected salary increase.........................        (25,388)
                                                                  ---------
Projected benefit obligation................................        (30,335)
Market-related value of plan assets.........................          8,638
                                                                  ---------
Projected benefit obligation exceeds plan asset (funding
  status)...................................................        (21,697)
Unrecognized net obligation at transition...................            281
Unrecognized pension gain or loss...........................         11,360
                                                                  ---------
Accrued pension liability...................................      $ (10,056)
                                                                  =========

     (9) COMMON STOCK

     The Company increased its capital by issuing 500,000,000 shares of common stock for cash at the par value of $10 per share which was approved through a resolution of the Board of Directors in their meeting on June 21, 1996. The Company has completed the amendment procedures for registration. After the capitalization, issued and outstanding shares of common stocks is 1,000,000,000 shares.

     (10) RETAINED EARNINGS

     A. According to the Company's Articles of Incorporation, current year's earnings, if any, shall be distributed in the following order:

          (1) paying all taxes and dues;

          (2) covering prior years' operating losses, if any;

          (3) setting aside 10% of the remaining amount, after deducting (1) and
     (2), as legal reserve;

          (4) allocating not over 10% of par value of common stocks as interest of capital to common stockholders;

          (5) allocating 1% of the remaining amount, after deducting (1), (2),
     (3) and (4) above from the current year's earnings, as directors' and supervisors' fees;

          (6) allocating not below 10% of the remaining amount, after deducting
     (1), (2), (3) and (4) above from the current year's earnings, as employees' bonus; and

                        UNITED SEMICONDUCTOR CORPORATION

                         NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1997 AND 1996
                   (EXPRESSED IN NEW TAIWAN THOUSAND DOLLARS)

          (7) distributing the remaining amount in accordance with the resolution of directors' meeting and stockholders' meeting.

     (11) INCOME TAX

     A. Income tax benefits for 1997 and 1996 are computed as follows:

                                                       1997           1996
                                                    -----------    ----------
Current income tax for short-term negotiable
  income..........................................  $     5,576    $    1,409
Increase in deferred tax assets...................     (684,882)     (416,895)
Increase in allowance for valuation on deferred
  tax assets......................................      161,923            --
Increase in deferred tax liabilities..............      433,326       164,867
                                                    -----------    ----------
Income tax benefit................................  $   (84,057)   $ (250,619)
                                                    ===========    ==========

     B. Deferred income tax assets and liabilities as of December 31, 1997 and 1996 are as follows:

                                                           DECEMBER 31
                                                    -------------------------
                                                       1997           1996
                                                    -----------    ----------
Deferred income tax assets -- current.............  $   228,270    $   21,952
                                                    -----------    ----------
Deferred income tax assets -- non-current.........  $ 1,262,960    $  784,395
Allowance for valuation on deferred income tax
  assets -- non-current...........................     (548,423)     (386,500)
                                                    -----------    ----------
                                                        714,537       397,895
Deferred income tax liabilities-non-current.......     (611,435)     (178,109)
                                                    -----------    ----------
                                                    $   103,102    $  219,786
                                                    ===========    ==========

     C. Components of deferred income tax assets and liabilities as of December 31, 1997 are as follows:

                                                      AMOUNT       TAX EFFECT
                                                    -----------    ----------
Temporary taxable differences.....................  $(3,057,175)   $ (611,435)
Temporary deductible differences..................    2,097,640       419,528
Investment tax credits............................           --     1,071,702
Allowance for valuation on deferred income tax
  assets -- non-current...........................           --      (548,423)
                                                    -----------    ----------
                                                    $  (959,535)   $  331,372
                                                    ===========    ==========

     D. Pursuant to the "Statute For The Establishment and Administration of Science-Based Industrial Park", the Company has been granted several periods of tax holidays with respect to income derived from approved investments.

     E. The Company's income tax return for 1995 have been assessed and approved by the Tax Authority.

                        UNITED SEMICONDUCTOR CORPORATION

                         NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1997 AND 1996
                   (EXPRESSED IN NEW TAIWAN THOUSAND DOLLARS)

     (12) EARNINGS PER SHARE

                                                       1997          1996
                                                    ----------    ----------
Net income(A).....................................  $4,030,215    $   15,425
                                                    ==========    ==========
Common stock outstanding at the end of year
  (Expressed in thousand shares)(B)...............   1,000,000     1,000,000
                                                    ==========    ==========
Weighted average outstanding common stock
  (Expressed in thousand shares)(C)...............   1,000,000       747,945
                                                    ==========    ==========
Earnings per share
  (Expressed in New Taiwan dollars) (A/B).........  $     4.03    $    0.015
                                                    ==========    ==========
Earnings per share based on weighted average
  outstanding common stock (Expressed in New
  Taiwan dollars) (A/C)...........................  $     4.03    $     0.02
                                                    ==========    ==========

 5. RELATED PARTY TRANSACTION

     (1) Names and Relationships of Related Parties

    NAME OF THE RELATED PARTIES          THE RELATIONSHIP WITH THE COMPANY
    ---------------------------          ---------------------------------
United Microelectronics Co., Ltd.       The major investor of the Company.
United Integrated Circuit Co., Ltd.     Common board chairman.
United Silicon Inc.                     "
AMIC Technology, Inc.                   The affiliate of UMC
Novatek Microelectronics Corp.          Common major investor
Faraday Technology, Inc.                "
S3 Inc.                                 The major investor of the Company
S3 International Ltd.                   100% investee of S3 Inc.

     (2) Significant Related Party Transactions

        a. Sales

                                          1997                         1996
                               --------------------------    ------------------------
                                              PERCENTAGE                  PERCENTAGE
                                 AMOUNT      OF NET SALES     AMOUNT     OF NET SALES
                               ----------    ------------    --------    ------------
United Microelectronics Co.,
  Ltd........................  $2,503,897         26%        $971,397         60%
United Integrated Circuit
  Co., Ltd...................     302,866          3%              --         --
Others.......................     425,071          4%              --         --
                               ----------         --         --------         --
                               $3,231,834         33%        $971,397         60%
                               ==========         ==         ========         ==

          The above sales are dealt with certain discount in the ordinary course of business similar to those with other companies. The actual collection period is approximately two months.

                        UNITED SEMICONDUCTOR CORPORATION

                         NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1997 AND 1996
                   (EXPRESSED IN NEW TAIWAN THOUSAND DOLLARS)

        b. Purchases

                                                1997                     1996
                                       ----------------------   -----------------------
                                                  PERCENTAGE                PERCENTAGE
                                                    OF NET                    OF NET
                                        AMOUNT     PURCHASES     AMOUNT      PURCHASES
                                       --------   -----------   ---------   -----------
United Microelectronics Co., Ltd.....  $ 15,912         2%      $  63,089        12%
                                       ========       ===       =========       ===

          The above purchases are dealt with in the ordinary course of business similar to those with other companies and are payable after three months from purchase date.

        c. Notes receivable

                                         DECEMBER 31, 1997         DECEMBER 31, 1996
                                       ----------------------   -----------------------
                                                  PERCENTAGE                PERCENTAGE
                                                   OF NOTES                  OF NOTES
                                        AMOUNT    RECEIVABLE     AMOUNT     RECEIVABLE
                                       --------   -----------   ---------   -----------
United Microelectronics Co., Ltd.....  $    781       100%      $ 196,616       100%
                                       ========       ===       =========       ===

        d. Accounts receivable

                                         DECEMBER 31, 1997         DECEMBER 31, 1996
                                       ----------------------   -----------------------
                                                  PERCENTAGE                PERCENTAGE
                                                  OF ACCOUNTS               OF ACCOUNTS
                                        AMOUNT    RECEIVABLE     AMOUNT     RECEIVABLE
                                       --------   -----------   ---------   -----------
United Microelectronics Co., Ltd.....  $218,633        12%      $ 367,625        56%
United Integrated Circuit Co.,
  Ltd................................   317,533        17%            440        --
S3 International Ltd.................   263,252        14%             --        --
Others...............................   148,453         8%             --        --
                                       --------       ---       ---------       ---
                                        947,871        51%        368,065        56%
Less: Allowance for doubtful
  accounts...........................    (8,207)       (1)%            --   --.....
                                       --------       ---       ---------       ---
                                       $939,664        50%      $ 368,065        56%
                                       ========       ===       =========       ===

        e. Notes payable

                                         DECEMBER 31, 1997         DECEMBER 31, 1996
                                       ----------------------   -----------------------
                                                  PERCENTAGE                PERCENTAGE
                                                   OF NOTES                  OF NOTES
                                        AMOUNT      PAYABLE      AMOUNT       PAYABLE
                                       --------   -----------   ---------   -----------
United Microelectronics Co., Ltd.....  $ 25,992        21%      $  44,046        29%
                                       ========       ===       =========       ===

        f. Accounts payable

                                         DECEMBER 31, 1997         DECEMBER 31, 1996
                                       ----------------------   -----------------------
                                                  PERCENTAGE                PERCENTAGE
                                                  OF ACCOUNTS               OF ACCOUNTS
                                        AMOUNT      PAYABLE      AMOUNT       PAYABLE
                                       --------   -----------   ---------   -----------
United Microelectronics Co., Ltd.....  $  9,428         2%      $      --        --
United Integrated Circuit Co.,
  Ltd................................    12,057         2%             --        --
                                       --------       ---       ---------       ---
                                       $ 21,485         4%      $      --        --
                                       ========       ===       =========       ===

                        UNITED SEMICONDUCTOR CORPORATION

                         NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1997 AND 1996
                   (EXPRESSED IN NEW TAIWAN THOUSAND DOLLARS)

        g. Accrued expenses

                                         DECEMBER 31, 1997         DECEMBER 31, 1996
                                       ----------------------   -----------------------
                                                  PERCENTAGE                PERCENTAGE
                                                  OF ACCRUED                OF ACCRUED
                                        AMOUNT     EXPENSES      AMOUNT      EXPENSES
                                       --------   -----------   ---------   -----------
United Microelectronics Co., Ltd.....  $ 77,387        13%      $  61,106        21%
                                       ========       ===       =========       ===

        h. Property transaction

          In May 1997, the Company sold one set of machinery and equipment to United Integrated Circuit Co., Ltd. for $9,180. The gain on the transaction was $40.

        i. Other transaction

          The other transaction with United Microelectronics Co., Ltd. in 1997 and 1996 was as follows:

                          ITEM                               1997       1996
                          ----                               ----       ----
Rental expense...........................................  $199,329   $153,128

 6. ASSETS PLEDGED AS COLLATERAL

                                      BOOK VALUE AS OF DECEMBER 31
                                      ----------------------------
                                          1997            1996       SUBJECT OF COLLATERAL
                                          ----            ----       ---------------------
Machinery and equipment.............   $6,272,029      $2,418,834       Long-term loan
                                       ==========      ==========       ==============

 7. COMMITMENTS AND CONTINGENCY

     a. The Company's unused letters of credit for import machinery were approximately USD58,541 thousand dollars, JPY4,691,732 thousand dollars, and GBP15 thousand dollars at December 31, 1997.

     b. The Company has signed several contracts for the purchase of equipment amounting to USD193,202 thousand dollars, JPY16,033,030 thousand dollars, and DEM103 thousand dollars. As of December 31, 1997, the amount of outstanding obligations for these contracts are USD61,278 thousand dollars, JPY8,981,532 thousand dollars, and DEM43 thousand dollars.

     c. The DOC of the United States of America (U.S.A.) had made a preliminary investigation on September 24, 1997 on the changes that static random access memory (SRAM) manufactured in Taiwan were being sold at less than fair market value, i.e. dumping prices, and the discussion on imposing duties on those SRAM is on-going. The final determination will depend on the result of further investigation. Since the Company does not sell or export any significant volume of SRAM products to the U.S.A., the Company's management is of the opinion that the outcome of the investigation will not have a material adverse financial or operational effect to the Company.

8. COMPARATIVE FIGURES RECLASSIFICATION

     Certain accounts in the 1996 financial statements have been reclassified to conform with the presentation adopted for the 1997 financial statements.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 31, 1998.

                                          S3 INCORPORATED
                                          (Registrant)

                                          By:      /s/ TERRY N. HOLDT
                                            ------------------------------------
                                                       Terry N. Holdt
                                                         President
                                                  Chief Executive Officer
                                                   Chairman of the Board
                                                       March 31, 1998

                               POWER OF ATTORNEY

     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Terry N. Holdt, Walter D. Amaral, and Ronald T. Yara, and each of them, his or her true and lawful attorneys-in-fact, each with full power of substitution, for him or her in any and all capacities, to sign any amendments to this report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact or their substitute or substitutes may do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

                 /s/ TERRY N. HOLDT                                           /s/ ROBERT P. LEE
-----------------------------------------------------       -----------------------------------------------------
                   Terry N. Holdt                                               Robert P. Lee
         President, Chief Executive Officer                                       Director
                Chairman of the Board                                          March 31, 1998
                   March 31, 1998                                           /s/ JOHN C. COLLIGAN
                /s/ WALTER D. AMARAL                        -----------------------------------------------------
-----------------------------------------------------                         John C. Colligan
                  Walter D. Amaral                                                Director
   Senior Vice President & Chief Financial Officer                             March 31, 1998
    (Principal Financial and Accounting Officer)                           /s/ CARMELO J. SANTORO
                   March 31, 1998                           -----------------------------------------------------
                 /s/ GARY J. JOHNSON                                         Carmelo J. Santoro
-----------------------------------------------------                             Director
                   Gary J. Johnson                                             March 31, 1998
             Vice Chairman of the Board                                    /s/ DIOSDADO P. BANATAO
                   March 31, 1998                           -----------------------------------------------------
                 /s/ RONALD T. YARA                                          Diosdado P. Banatao
-----------------------------------------------------                             Director
                   Ronald T. Yara                                              March 31, 1998
                      Director
                   March 31, 1998

                                 EXHIBIT INDEX

     EXHIBIT
      NUMBER      NOTES                      DESCRIPTION OF DOCUMENT
    ----------    -----                      -----------------------
     3(i).1        (1)     Restated Certificate of Incorporation.
     3(i).2        (6)     Certificate of Amendment of Restated Certificate of
                           Incorporation.
     3(i).3       (10)     Certificate of Designation of Series A Participating
                           Preferred Stock.
     3(ii)        (10)     Amended and Restated Bylaws.
        4.1        (1)     Specimen common stock certificate.
        4.2        (8)     Indenture, dated as of September 12, 1996 between Registrant and State Street Bank and Trust Company of California, N.A.,
                           as Trustee, including the form of Note.
        4.3        (9)     Registration Rights Agreement, dated September 12, 1996,
                           among Registrant, Lehman Brothers Inc., PaineWebber
                           Incorporated and Cowen & Company.
        4.4       (10)     Rights Agreement dated as of May 14, 1997 between S3
                           Incorporated and The First National Bank of Boston, Rights
                           Agent.
       10.1*               1989 Stock Plan of S3 Incorporated, as amended (the "1989
                           Plan").
       10.2*       (1)     Form of Incentive Stock Option Agreement under the 1989
                           Plan.
       10.3*       (1)     Form of Nonstatutory Stock Option Agreement under the 1989
                           Plan.
       10.4*       (1)     Form of common stock Purchase Agreement under the 1989 Plan.
       10.5*       (2)     S3 Incorporated 1993 Employee Stock Purchase Plan.
       10.6        (1)     Form of Indemnification Agreement between the Registrant and its directors.
       10.7        (3)     Office Lease dated May 13, 1993, between the Registrant and
                           San Tomas No. 2 Limited Partnership.
       10.8        (3)     First Amendment of Office Lease dated September 9, 1993,
                           between the Registrant and San Tomas No. 2 Limited
                           Partnership.
       10.9        (4)     Office Lease dated March 30, 1994, between the Registrant
                           and San Tomas No. 1 Limited Partnership.
       10.10       (4)     Second Amendment of Office Lease dated March 30, 1994,
                           between the Registrant and San Tomas No. 2 Limited
                           Partnership.
       10.11       (5)     Foundry Venture Agreement among Registrant, Alliance
                           Semiconductor Corporation and United Microelectronics
                           Corporation dated as of July 8, 1995.
       10.12       (7)     Lease between Mission Real Estate, L.P. and Registrant dated
                           November 29, 1995.
       10.13      (11)     Revolving Credit Agreement dated as of September 26, 1997 by and among S3 Incorporated, the Lenders named therein,
                           Comerica Bank -- California as Administrative Agent, and
                           Fleet Bank and Documentation Agent.
       10.14*              Employment Agreement between Registrant and Terry N. Holdt dated December 18, 1997.
       10.15*              Employment Agreement between Registrant and Gary J. Johnson dated December 18, 1997.
       21.1                Subsidiaries of Registrant.
       23.1                Consent of Deloitte and Touche LLP (San Jose, California).
       23.2                Consent of Price Waterhouse LLP (Hsinchu, Taiwan).

     EXHIBIT
      NUMBER      NOTES                      DESCRIPTION OF DOCUMENT
    ----------    -----                      -----------------------
       24.1                Power of Attorney (see page 71 of this Form 10-K).
       27.1                Financial Data Schedules for 1997, 1996 and 1995.
       27.2                Financial Data Schedules for the first three quarters of
                           1997.
       27.3                Financial Data Schedules for the first three quarters of
                           1996.

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

 (7) Incorporated by reference to Exhibit 10.14 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995.

 (8) Incorporated by reference to Exhibit 4.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.

 (9) Incorporated by reference to Exhibit 4.2 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.

(10) Incorporated by reference to the exhibit of the same number to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.

(11) Incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.