Form 10-Q
period 1998-03-31
S3 INC
filed 1998-05-14
CIK 850519

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

(Mark One)

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the quarter ended March 31, 1998 OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the transition period from __________ to __________

                         Commission file number 0-21126

                                 S3 INCORPORATED
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                DELAWARE                                        77-0204341
      (State or other jurisdiction                          (I.R.S. Employer
    of incorporation or organization)                       Identification No.)

            2801 Mission College Boulevard
               Santa Clara, California                          95052-8058
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

                                  Yes [X] No [ ]

        The number of shares of the Registrant's Common Stock, $.0001 par value, outstanding at April 30, 1998 was 51,024,825

                                 S3 INCORPORATED
                                    FORM 10-Q


                                      INDEX

                                                                            PAGE
                                                                            ----
PART I.   CONDENSED CONSOLIDATED FINANCIAL INFORMATION

Item 1.   Condensed Consolidated Financial Statements:

          Condensed Consolidated Balance Sheets
          March 31, 1998 and December 31, 1997                                3

          Condensed Consolidated Statements of Income
          Three months ended March 31, 1998 and 1997                          4

          Condensed Consolidated Statements of Cash Flows
          Three months ended March 31, 1998 and 1997                          5

          Notes to Unaudited Condensed Consolidated Financial
          Statements                                                        6-8


Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations                    8-19

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                                  19

Item 2.   Changes in Securities                                    Not Applicable

Item 3.   Defaults Upon Senior Securities                          Not Applicable

Item 4.   Submission of Matters to a Vote of Security Holders      Not Applicable

Item 5.   Other Information                                        Not Applicable

Item 6.   Exhibits and Reports on Form 8-K                                   20

Signatures                                                                   21

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

                                 S3 INCORPORATED
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                (In thousands, except shares and per share data)
                                   (Unaudited)

                                                               MARCH 31,        DECEMBER 31
                                                                 1998              1997
                                                               ---------------------------
                                     ASSETS
Current assets:
   Cash and equivalents                                        $  87,172         $  90,484
   Short-term investments                                         59,032            27,186
   Accounts receivable (net of allowances
     of $7,346 in 1998 and $5,664 in 1997)                        48,562            60,713
   Inventories                                                    37,642            71,882
   Prepaid expenses and other                                     44,701            51,172
                                                               ---------------------------
               Total current assets                              277,109           301,437

Property and equipment, net                                       43,620            46,628
Production capacity rights                                         4,800             4,800
Investment in joint venture                                       74,545           104,465
Other assets                                                      66,195            35,524
                                                               ---------------------------
               Total                                           $ 466,269         $ 492,854
                                                               ===========================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                            $  20,746         $  42,819
   Notes payable                                                  15,549            26,717
   Accrued liabilities                                            11,413            10,987
   Deferred revenue                                                4,382            10,921
                                                               ---------------------------
               Total current liabilities                          52,090            91,444

Notes payable                                                      4,800             4,800
Other liabilities                                                 26,059            23,684
Convertible subordinated notes                                   103,500           103,500

Commitments and contingencies
  (Notes 5 and 6)

Stockholders' equity:
   Common stock, $.0001 par value;
    70,000,000 shares authorized; 50,720,758
    and 50,549,279, shares outstanding in 1998 and 1997          187,916           187,276
   Unrealized gain                                                 2,282             2,252
   Accumulated translation adjustment                            (14,344)          (19,944)
   Retained earnings                                             103,966            99,842
                                                               ---------------------------
               Total stockholders' equity                        279,820           269,426
                                                               ---------------------------
               Total                                           $ 466,269         $ 492,854
                                                               ===========================



                See accompanying notes to the unaudited condensed
                       consolidated financial statements.

                                 S3 INCORPORATED
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                        THREE MONTHS ENDED
                                                     MARCH 31,        MARCH 31,
                                                       1998             1997
                                                     -------------------------
Net sales                                            $ 82,507         $130,255

Cost of sales                                          66,829           79,820
                                                     -------------------------

Gross margin                                           15,678           50,435

Operating expenses:
    Research and development                           22,033           18,942
    Selling, marketing and administrative              12,494           12,630

    Write-off of acquired
in-process technology                                   8,000               --
                                                     -------------------------
               Total operating expenses                42,527           31,572
                                                     -------------------------
Income (loss) from operations                         (26,849)          18,863

Gain on sale of joint venture                          26,561               --
Other income, net                                           8                8
                                                     -------------------------

Income (loss) before income taxes and equity
     in net income of joint venture                      (280)          18,871
Provision (benefit) for income taxes                     (751)           7,068
                                                     -------------------------
Income before equity in net income of
     joint venture                                        471           11,803
Equity in net income of joint venture
     (net of tax)                                       3,650            2,579
                                                     -------------------------
Net income                                           $  4,121         $ 14,382
                                                     =========================

Per share amounts:
    Basic                                            $   0.08         $   0.30
    Diluted                                          $   0.08         $   0.27
Shares used in computing per share amounts:

    Basic                                              50,601           48,672
    Diluted                                            52,148           57,503



                See accompanying notes to the unaudited condensed
                       consolidated financial statements.

                                 S3 INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                        THREE MONTHS ENDED
                                                                    MARCH 31,        MARCH 31,
                                                                      1998             1997
                                                                    -------------------------
Operating activities:
  Net income                                                        $  4,121         $ 14,382
  Adjustments to reconcile net income to net
    cash provided by operating activities:
   Deferred income taxes                                               2,293            2,308
   Depreciation and amortization                                       4,114            3,697
   Write-off of acquired in-process technology                         9,000               --
    Gain on sale of joint venture                                    (26,561)              --
    Equity in net income of joint venture                             (5,944)          (4,201)
   Changes in assets and liabilities:
            Accounts receivable                                       12,151          (20,763)
            Inventories                                               34,240              150
            Prepaid expenses and other                                   921           (1,726)
            Accounts payable                                         (22,073)          (1,486)
            Accrued liabilities and other                              1,976            5,247
            Deferred revenue                                          (6,539)           1,984
            Income taxes payable                                       5,550            2,747
                                                                    -------------------------
  Net cash provided by operating activities                           13,249            2,339
                                                                    -------------------------

Investing activities:
  Property and equipment purchases, net                               (1,106)          (8,375)
  Sale of joint venture                                               68,025               --
  Sales/maturities (purchase) of short-term investments, net         (31,796)          (1,743)
  Other assets                                                           329          (11,855)
  Purchase of technology                                             (40,000)              --
                                                                    -------------------------
  Net cash used for investing activities                              (4,548)         (21,973)
                                                                    -------------------------

Financing activities:
  Sale of common stock, net                                              643            2,182
  Net borrowings (repayments) of equipment financing                  (2,656)              --
  Net borrowings (repayments) of notes payable                       (10,000)           5,000
                                                                    -------------------------
  Net cash provided by (used for) financing activities               (12,013)           7,182
                                                                    -------------------------

Net  decrease in cash and equivalents                                 (3,312)         (12,452)
Cash and cash equivalents at beginning of period                      90,484           94,616
                                                                    -------------------------
Cash and cash equivalents at end of period                          $ 87,172         $ 82,164
                                                                    =========================



                     See accompanying notes to the unaudited
                  condensed consolidated financial statements.

                                 S3 INCORPORATED
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1. Basis of Presentation:

   The condensed consolidated financial statements have been prepared by S3 Incorporated, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and include the accounts of S3 Incorporated and its wholly-owned subsidiaries ("S3" or collectively the "Company"). All significant inter-company balances and transactions have been eliminated. Investments in entities in which the Company does not have control, but has the ability to exercise significant influence over operating and financial policies are accounted for by the equity method. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company, the financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position at March 31, 1998 and December 31, 1997, and the operating results and cash flows for the three months ended March 31, 1998 and 1997. These financial statements and notes should be read in conjunction with the Company's audited financial statements and notes thereto for the year ended December 31, 1997, included in the Company's Form 10-K filed with the Securities and Exchange Commission.

   The results of operations for the three months ended March 31, 1998 are not necessarily indicative of the results that may be expected for the future quarters or the year ending December 31, 1998.

2. Inventories:

   Inventories consist of work in process and finished goods and are stated at the lower of cost (first-in, first-out) or market.

                                            MARCH 31,     DECEMBER 31,
             INVENTORIES CONSIST OF:         1998           1997
                                           -----------------------
                                                (IN THOUSANDS)
             Work in process                $13,445        $28,392
             Finished goods                  24,197         43,490
                                            ----------------------
                Total                       $37,642        $71,882
                                            ======================

3.   Technology Exchange:

        In January 1998, the Company entered into a $40 million technology exchange with Cirrus Logic, Inc. to obtain graphic functionality technologies. As a result of the exchange, the Company acquired the technology covered by 10 graphic patents and 25 graphic patent applications, as well as cross-licensed Cirrus Logic's remaining patents. Under the terms of the cross-licensing provisions, the Company and Cirrus Logic have a perpetual license to each other's graphic patents and additional licenses with respect to the other party's patents for agreed upon periods of time.

         The Company wrote-off $8 million of the acquired technologies not utilized in current products as in-process technology in the first quarter of 1998. The remaining $32 million will be amortized to cost of sales based on the lives of the currently utilized core technologies, which is generally five years.

4. Earnings per share:

   Basic earnings per share (EPS) is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that would occur from any instrument or options which could result in additional common shares being issued.

   The following table sets forth the computation of basic and diluted earnings per share:

                                                          THREE MONTHS ENDED
                                                        MARCH 31,      MARCH 31,
                                                         1998           1997
                                                       -------------------------
                                                       (IN THOUSANDS, EXCEPT PER
                                                             SHARE AMOUNTS)
  NUMERATOR
     Net Income
        Basic                                           $ 4,121        $14,382
        Interest expense on subordinated debt                --          1,071
                                                        -------        -------
        Diluted                                         $ 4,121        $15,453
                                                        =======        =======

  DENOMINATOR
      Denominator for basic earnings per share           50,601         48,672
      Common stock equivalents                            1,547          3,446
      Subordinated debt                                      --          5,385
                                                        -------        -------
      Denominator for diluted earnings per share         52,148         57,503
                                                        =======        =======
  Basic earnings per share                              $  0.08        $  0.30
  Diluted earnings per share                            $  0.08        $  0.27


5. Wafer supply agreements and commitments

   During 1995, the Company entered into two long-term manufacturing capacity arrangements. The Company entered into an agreement with United Microelectronics Corporation (UMC) and Alliance Semiconductor Corporation to form United Semiconductor Corporation (USC), a separate Taiwanese company, for the purpose of building and managing a semiconductor manufacturing facility in Taiwan, Republic of China. The Company invested a total of $89.4 million for its equity interest of 23.75%. On December 31, 1997, the Company entered into an agreement with UMC to sell to UMC 80 million shares of stock of USC for a purchase price of 2.4 billion New Taiwan dollars. The Company received the purchase price (approximately $68 million in cash) in January 1998 upon closing. As a result of the January 1998 sale to UMC, S3's percentage ownership in USC decreased to 15.75%. The Company has the right to purchase up to 31.25% of the output from the foundry.

   In addition, in 1995 the Company expanded and formalized its relationship with Taiwan Semiconductor Manufacturing Company (TSMC) to provide additional capacity over the 1996 to 2000 timeframe. The agreement with TSMC requires the Company to make certain annual advance payments to be applied against the following year's capacity. The Company has signed promissory notes to secure these payments over the term of the agreement. At March 31, 1998, the remaining advance payments (and corresponding promissory notes) totaled $14.4 million ($9.6 million in prepaid expenses and $4.8 million in production capacity rights).

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

7. Recently Issued Accounting Standard

   As of January 1, 1998, the Company adopted Statement 130, Reporting Comprehensive Income. Statement 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net income or shareholders' equity. Statement 130 requires unrealized gains or losses on the Company's available-for-sale securities and foreign currency translation adjustments, which prior to adoption were reported separately in stockholders' equity to be included in other comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of Statement 130.

   During the first quarter of 1998 and 1997, total comprehensive income amounted to $3.1 million and $14.3 million, respectively.


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

OVERVIEW

   The Company is a leading supplier of high performance multimedia acceleration solutions for the PC market. The Company's accelerators are designed to work cooperatively with a PC's central processing unit ("CPU"), implementing functions best suited for a dedicated accelerator while allowing the CPU to perform the more general purpose computing functions of today's advanced graphical user interface environment and applications.

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated certain financial data as a percentage of net sales:

                                                            THREE MONTHS ENDED
                                                        MARCH 31,       MARCH 31,
                                                          1998            1997
                                                        -------------------------
Net sales                                                 100.0%          100.0%
Cost of sales                                              81.0            61.3
                                                        -------------------------
Gross margin                                               19.0            38.7
Operating expenses:
   Research and development                                26.7            14.5
   Selling, marketing and administrative                   15.1             9.7
    Write-off of acquired in-process technology             9.7              --
                                                        -------------------------
           Total operating expenses                        51.5            24.2
                                                        -------------------------
Income (loss) from operations                             (32.5)           14.5
Gain on sale of joint venture                              32.2              --
                                                        -------------------------
Income (loss) before income taxes and equity
      in net income of joint venture                       (0.3)           14.5
Provision (benefit) for income taxes                       (0.9)            5.4
Equity in net income from joint venture                     4.4             1.9
                                                        -------------------------
Net income                                                  5.0%           11.0%
                                                        =========================

   The Company's operating results have historically been, and will continue to be, subject to quarterly and other fluctuations due to a variety of factors, including changes in pricing policies by the Company, its competitors or its suppliers, anticipated and unanticipated decreases in unit average selling prices of the Company's products, availability and cost of products from the Company's suppliers, changes in the mix of products sold and in the mix of sales by distribution channels, the gain or loss of significant customers, new product introductions by the Company or its competitors, marketing acceptance of new or enhanced versions of the Company's products, seasonal customer demand, the timing of significant orders, and operating results of USC, the Company's manufacturing joint venture.

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

NET SALES

   The Company's net sales to date have been generated from the sale of its graphics and multimedia accelerators. The Company's products are used in, and its business is dependent on, the personal computer industry with sales primarily in the U.S., Asia, and Europe. Net sales were $82.5 million for the three months ended March 31, 1998, a 36.7% decrease from the $130.3 million of net sales for the three months ended March 31, 1997. Net sales decreased primarily as a result of declining unit average selling prices due to aggressive pricing from certain of the Company's competitors, the sale of older generation products at lower prices, as well as a decrease in number of units sold. Net sales for the three months ended March 31, 1998 consisted primarily of the Company's ViRGE family of integrated accelerators while sales for the three months ended March 31, 1997 consisted primarily of the ViRGE and Trio families of integrated accelerators. The Company expects that the percentage of its net sales represented by any one product or type of product may change significantly from period to period as new products are introduced and existing products reach the end of their product life cycles. Due to competitive price pressures, the Company's products experience declining unit average selling prices over time, which at times can be substantial. Net sales for the three months ended March 31, 1998 were also adversely affected by the economic downturn in Asia.

   The pricing environment for graphics accelerators has recently experienced and is expected to continue to experience increasing pricing pressures due in part to aggressive pricing from certain of the Company's competitors as well as the sale of older generation products. In particular, the Company's Virge family of 2D/3D accelerators experienced decreases in average selling prices over the past few quarters which continued in the first quarter of 1998. The graphics accelerator market is transitioning from 2D acceleration to 3D acceleration, and the Company introduced its ViRGE family of 2D/3D accelerators in response to this transition. As a result of the entry of competitors into the 3D acceleration market, the Company has experienced and anticipates that it may continue to experience increased pricing pressures on average selling prices for the ViRGE family of 2D/3D accelerators. If the Company is unable to introduce and successfully market higher performance products, if the Company's products do not achieve market acceptance, or if the pricing pressures increase above normal anticipated levels, the Company's operating results could be adversely affected.

   Export sales accounted for 81% and 61% of net sales for the three months ended March 31, 1998 and 1997, respectively. Approximately 21% of export sales for the three months ended March 31, 1998 were to affiliates of United States customers. The Company expects that export sales will continue to represent a significant portion of net sales, although there can be no assurance that export sales as a percentage of net sales will remain at current levels. All sales transactions were denominated in U.S. dollars.

   Three customers accounted for 33%, 13% and 13% of net sales for the three months ended March 31, 1998. Three customers accounted for 17%, 15% and 12% of net sales for the three months ended March 31, 1997. The Company expects a significant portion of its future sales to remain concentrated within a limited number of strategic customers. There can be no assurance that the Company will be able to retain its strategic customers or that such customers will not otherwise cancel or reschedule orders, or in the event of canceled orders, that such orders will be replaced by other sales. In addition, sales to any particular customer may fluctuate significantly from quarter to quarter. The Company's largest customer in the first quarter of 1998 was the Company's largest Asian distributor, and a substantial percentage of the Company's first quarter net sales were made through distributors. The occurrence of any such events or the loss of a strategic customer could have a material adverse effect on the Company's operating results.

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

GROSS MARGIN

   Gross margin percentage decreased to 19.0% for the three months ended March 31, 1998 from 38.7% for the three months ended March 31, 1997. The decrease was impacted by decreases in overall average selling prices of the ViRGE family of accelerators, which resulted in part from the increased proportion of the Company's export sales to Asian customers and the substantial price competition experienced in the Asian market. In addition, the Company does not currently offer products addressing the high performance 3D acceleration market, which adversely affects the Company's gross margin. The Company recently announced the Savage3D, which is designed to address the high performance 3D acceleration market and is scheduled to be in volume production in the third quarter of 1998. There can be no assurance that the Savage3D can be successfully marketed or can enter volume production in a timely manner or that the Company's gross margin will be positively affected. The Company's gross margin was impacted in the current quarter by license fees and will continue to be impacted in future quarters by license fees. See "Technology Exchange" note.

   In the future, the Company's gross margin percentages may be affected by increased competition and related decreases in the unit average selling prices (particularly with respect to older generation products), timing of volume shipments of new products, the availability and cost of products from the Company's suppliers, changes in the mix of products sold, the extent to which the Company forfeits or utilizes its production capacity rights with TSMC, the extent to which the Company will incur additional licensing fees and shifts in sales mix between add-in card and motherboard manufacturers and systems OEMs.

RESEARCH AND DEVELOPMENT EXPENSES

   The Company has made and intends to continue to make significant investments in research and development to remain competitive by developing new and enhanced products. Research and development expenses were $22.0 million for the three months ended March 31, 1998, an increase of $3.1 million from $18.9 million for the three months ended March 31, 1997. The increase was due to engineering costs associated with the discontinued audio and communications products line.

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

SELLING, MARKETING AND ADMINISTRATIVE EXPENSES

   Selling, marketing and administrative expenses were $12.5 million for the three months ended March 31, 1998, a decrease of $0.1 million from $12.6 million for the three months ended March 31, 1997. Selling, marketing and administrative expenses consist primarily of salaries, commissions and marketing costs associated with the introduction of new products.

WRITE-OFF OF ACQUIRED IN-PROCESS TECHNOLOGY

       In January 1998, the Company entered into a $40 million technology exchange with Cirrus Logic, Inc. to obtain graphic functionality technologies. As a result of the exchange, the Company acquired the technology covered by 10 graphic patents and 25 graphic patent applications, as well as cross-licensed Cirrus Logic's remaining patents. Under the terms of the cross-licensing provisions, the Company and Cirrus Logic have a perpetual license to each other's graphic patents and additional licenses with respect to the other party's patents for agreed upon periods of time.

         The Company wrote-off $8 million of the acquired technologies not utilized in current products as in-process technology in the first quarter of 1998. The remaining $32 million will be amortized to cost of sales based on the lives of the currently utilized core technologies, which is generally five years.

GAIN ON SALE OF JOINT VENTURE

        On December 31, 1997, the Company entered into an agreement with UMC to sell to UMC 80 million shares of stock of USC for a purchase price of 2.4 billion New Taiwan dollars. The Company received the purchase price (approximately $68 million in cash) in January 1998 upon closing. The gain on the sale of stock of USC was $26.6 million.

INCOME TAXES

   The Company's effective tax rate for the three months ended March 31, 1998 is 42% excluding the gain on sale of joint venture and the write-off of acquired in process technology (for which an effective tax rate of 38.5% was applied) compared to the 38% effective tax rate for the three months ended March 31, 1997. The effective tax rate for the three months ended March 31, 1998 differs from the statutory rate primarily because of research credits.

EQUITY IN NET INCOME OF JOINT VENTURE

   As discussed in "Liquidity and Capital Resources", the Company entered into an agreement with other parties to form a separate Taiwanese company, USC. This investment is accounted for under the equity method of accounting in reporting the Company's share of results for the entity. Equity in net income of joint venture reflects the Company's share of income earned by USC for the current quarter. The Company reported $3.7 million of equity in net income of joint venture, net of tax for the three months ended March 31, 1998 and $2.6 million for the three months ended March 31, 1997.

LIQUIDITY AND CAPITAL RESOURCES

 Cash provided by operating activities for the three months ended March 31, 1998 was $13.2 million, as compared to $2.3 million for the three months ended March 31, 1997. The increase for the three months ended March 31, 1998 was due to a decrease in accounts receivable and inventories. These increases were partially offset by a decrease due to lower net income, the gain on sale of joint venture and decreased accounts payable. The decrease in accounts receivable was a result of lower sales in the first quarter of 1998 as compared to the fourth quarter of 1997. The decrease in inventory and accounts payable is attributable to reductions in inventory procurement resulting from softening demand and the Company's efforts to reduce inventory balances in its distribution channel.

   Investing activities for the three months ended March 31, 1998 consisted primarily of the cash received from the sale of USC shares, offset by cash used in the technology exchange with Cirrus Logic, Inc. and the purchase of short term investments, net. Future expansion of the Company's business may require higher levels of capital equipment purchases, technology investments, foundry investments and other payments to secure manufacturing capacity.

   Financing activities used cash of $12.0 million and provided cash of $7.2 million for the three months ended March 31, 1998 and 1997 respectively. Repayment on the line of credit and equipment financing were the principal financing activities that used cash for the three months ended March 31, 1998. Borrowings on the line of credit and the issuance of common stock were the principal financing activities that provided cash for the three months ended March 31, 1997.

   In 1995, the Company entered into two long-term manufacturing capacity arrangements. The Company entered into an agreement with UMC and Alliance Semiconductor Corporation to form USC, a separate Taiwanese company, for the purpose of building and managing a semiconductor manufacturing facility in the Science Based Industrial Park in Hsin Chu City, Taiwan, Republic of China. The Company invested $53.0 million in 1996 and $36.4 million in 1995 for its 23.75% equity interest. In January 1998, the Company reduced its equity interest to 15.75% through the sale of a portion of its USC shares, and received approximately $68.0 million in cash. Under the terms of the agreement, if at any time a "Liquidity Event" occurs, S3 will be entitled to receive, in addition to the initial payment of 2.4 billion New Taiwan dollars, a contingent payment of up to 19 New Taiwan dollars per share, or up to an additional 1.5 billion New Taiwan dollars (approximately U.S. $46.0 million at exchange rates prevailing on March 31, 1998). A "Liquidity Event" is defined as any event by which UMC, or its successor, will have the opportunity to receive value from transfer of its ownership of shares of stock in USC in an arms-length transaction other than by way of transfer to employees for incentives, whether or not UMC or its successor, in fact, participates in such opportunity. A Liquidity Event will include, for example, completion of a public offering of USC securities on a recognized securities exchange; a sale of USC stock owned by UMC (or by a UMC successor) in an arms-length transaction; or a sale of all or substantially all of the assets of USC. The facility commenced production utilizing advanced submicron semiconductor manufacturing processes in late 1996. The Company has the right to purchase up to 31.25% of the output from the foundry. In addition, the Company expanded and formalized its relationship with TSMC to provide additional capacity over the 1996 to 2000 timeframe. The agreement with TSMC requires the Company to make certain annual advance payments to be applied against the following year's capacity. At March 31, 1998, the remaining advance payments (and corresponding promissory notes) totaled $14.4 million ($9.6 million in prepaid expenses and $4.8 million in production capacity rights).

   Working capital at March 31, 1998 and December 31, 1997 was $225.0 million and $210.0 million, respectively. At March 31, 1998, the Company's principal sources of liquidity included cash and equivalents of $87.2 million and $59.0 million in short-term investments. In addition, the Company has a $75.0 million unsecured revolving line of credit that expires September 26, 1999. The Company had no amounts outstanding under the line of credit as of March 31, 1998. The Company was not in compliance with one financial covenant at March 31, 1998. Accordingly, the bank is not required to fund requested borrowing. The Company is currently seeking to obtain either a waiver of such non-compliance or an amendment to the line of credit agreement. In addition, the Company has one secured equipment line of credit totaling $6.5 million. The Company had $3.0 million outstanding under this secured equipment line of credit at March 31, 1998. The Company believes that its available funds will satisfy the Company's projected working capital and capital expenditure requirements for at least the next 12 months, other than expenditures for future potential manufacturing agreements.

    In January 1998, the Company entered into patent purchase and cross-licensing agreements with Cirrus Logic, Inc. to enable a patent portfolio exchange between the two companies for $40 million.

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

   Since November 1997, a number of complaints have been filed in federal and state courts seeking an unspecified amount of damages on behalf of an alleged class of persons who purchased shares of the Company's Common Stock at various times between April 17, 1996 and November 3, 1997. The complaints name as defendants the Company, certain of its officers and former officers and certain directors of the Company, asserting that they violated federal and state securities laws by misrepresenting and failing to disclose certain information about the Company's business. The plaintiffs in the federal class actions have moved to dismiss those cases and scheduled a June 5 hearing for court approval. In addition, certain stockholders have filed derivative actions seeking recovery on behalf of the Company, alleging, among other things, breach of fiduciary duties by such individual defendants. The Company has not yet formally responded to these complaints. While management intends to defend the actions against the Company vigorously, there can be no assurance that an adverse result or settlement with regards to these lawsuits would not have a material adverse effect on the Company's financial condition or results of operations.

   The Company has received from the United States Securities and Exchange Commission a request for information relating to the Company's recent restatement announcement in November 1997. The Company has responded and intends to continue to respond to such requests.

FACTORS THAT MAY AFFECT RESULTS

Fluctuations in Quarterly Operating Results

   The Company's operating results have historically been, and will continue to be, subject to quarterly and other fluctuations due to a variety of factors, including changes in pricing policies by the Company, its competitors or its suppliers, anticipated and unanticipated decreases in unit average selling prices of the Company's products, availability and cost of products from the Company's suppliers, changes in the mix of products sold and in the mix of sales by distribution channels, the gain or loss of significant customers, new product introductions by the Company or its competitors, market acceptance of new or enhanced versions of the Company's products, seasonal customer demand, the timing of significant orders, and operating results of USC, the Company's manufacturing joint venture. Operating results could also be adversely affected by general economic and other conditions affecting the timing of customer orders and capital spending, a downturn in the market for PCs, order cancellations or rescheduling and the other factors discussed below. These factors could adversely affect demand for the Company's products. In addition, the pricing environment for graphics accelerators has recently experienced increasing pricing pressures and is expected to continue to experience pricing pressures, due in part to aggressive pricing from certain of the Company's competitors. The graphics accelerator market is transitioning from 2D acceleration to 3D acceleration, and the Company does not currently offer products addressing the high performance 3D acceleration market, which adversely affects the Company's gross margin and profitability. As a result of the entry of competitors into the 3D acceleration market, the Company has experienced and anticipates that it may continue to experience increased pricing pressures on average selling prices for its ViRGE family of 2D/3D accelerators. The Company recently announced the Savage3D, which is designed to address the high performance 3D acceleration market and is scheduled to be in volume production in the third quarter of 1998. There can be no assurance that the Savage3D can be successfully marketed or can enter volume production in a timely manner or that the Company's gross margin will be positively affected. If the Company is unable to introduce and successfully market higher performance products, if the Company's products do not achieve market acceptance, or if pricing pressures increase above normal anticipated levels, the Company's operating results could be adversely affected. Furthermore, because the Company is continuing to increase its operating expenses for personnel and new product development, the Company's operating results would be adversely affected if such budgeted sales levels were not achieved. PC graphics and multimedia subsystems include, in addition to the Company's products, a number of other components which are supplied by third-party manufacturers. Any shortage of such components in the future could adversely affect the Company's business and operating results. Furthermore, it is possible that the Company's products may be found to be defective after the Company has already shipped significant volume production. There can be no assurance that the Company would be able to successfully correct such defects or that such corrections would be acceptable to customers, and the occurrence of such events could have a material adverse effect on the Company's business and operating results.

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

Importance of New Products; Rapid Technological Change

   The PC industry in general, and the market for the Company's products in particular, is characterized by rapidly changing technology, evolving industry standards, frequent new product introductions and significant price competition, resulting in short product life cycles and regular reductions of unit average selling prices over the life of a specific product. Products in the Company's market typically have a life cycle of 12 to 18 months, with regular reductions of unit average selling prices over the life of a specific product. The successful development and commercialization of new products required to replace or supplement existing products involve many risks, including the identification of new product opportunities, the successful and timely completion of the development process, and the selection of the Company's products by leading systems suppliers and add-in card and motherboard manufacturers for design into their products. There can be no assurance that the Company will successfully identify new product opportunities and develop and bring to market in a timely manner successful new products, that products or technologies developed by others will not render the Company's products or technologies noncompetitive, or that the Company's products will be selected for design into its customers' products. The Company has not offered products addressing the high performance 3D acceleration market, which has adversely affected the Company's business and operating results. The Company is continually developing new products, such as the Savage3D, to address changing market needs, and its operating results may fluctuate from those in prior quarters or may be adversely affected in quarters in which it is undergoing a product transition or in which existing products are under price pressures due to competitive factors. Market acceptance of the Company's products will also depend upon acceptance of other components, such as memory, that the Company's products are designed to work with. For example, the Company has recently introduced accelerators designed to work with synchronous graphics RAM ("SGRAM") and/or synchronous DRAM ("SDRAM") which the Company believes offer better performance for its price than the more expensive video RAM ("VRAM"). However, there can be no assurance that other memory technologies, such as Rambus DRAM, will not achieve a greater degree of market acceptance than SGRAMs or SDRAMs.

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

Dependence on Accelerator Product Line

   S3's products are designed to improve the graphics and multimedia performance of Pentium-based PCs and Microsoft Windows, Windows NT and IBM OS/2 operating systems, the predominant standards in today's PC market. Any shift away from such standards would require the Company to develop new products. The Company expects that additional specialized graphics processing and general purpose computing capabilities will be integrated into future versions of Intel and other Pentium-based microprocessors and that standard multimedia accelerators in the future will likely integrate memory, system logic, audio, communications or other additional functions. In particular, Intel and other manufactures have announced plans to develop chips that integrate graphics and processor functions to serve the lower cost PC market. A substantial portion of the Company's 1997 sales were derived from products addressing the lower cost PC market, and the Company anticipates that a substantial portion of its 1998 sales will also be derived from products addressing this market. The Company has not previously offered either single function or integrated accelerator products that provide these functions, which have traditionally been provided by separate single function chips or chipsets. The Company has been and will continue to be required to expand the scope of its research and development efforts to provide these functions, which will require the hiring of engineers skilled in the respective areas and additional management and coordination among the Company's design and engineering groups. Alternatively, the Company may find it necessary or desirable to license or acquire technology to enable the Company to provide these functions, and there can be no assurance that any such technology will be available for license or purchase on terms acceptable to the Company. Furthermore, there is a limited amount of space on PC motherboards, and companies that offer solutions that provide the greatest amount of functionality within this limited space may have a competitive advantage. While the Company's strategy is to develop new and enhanced graphics and multimedia accelerator products that will be complementary to present and future versions of Intel and other Pentium-based microprocessors and integrate additional functionality, there can be no assurance that the Company will be able to develop such new or enhanced products in a timely manner or correctly anticipate the additional functionality that will be required to compete effectively in this market. The Company's initial product containing a number of these functions, Plato/PX, has been discontinued. In addition, in 1997 the Company wrote off approximately $17.2 million of intangible assets including certain licenses, patents and other technology as a result of management's decision to focus on the core graphics business. In the first quarter of 1998, the Company discontinued its audio and communication products line. There can be no assurance that, if developed, the Company's new or enhanced products that incorporate these functions will achieve market acceptance. There also can be no assurance that the market for graphics and multimedia accelerators will continue to grow in the future or that new technological developments or changes in standards will not result in decreased demand for graphics and multimedia accelerators or for the Company's products that are not compatible with such changed standards. For example, in 1996, there was an absence of an industry standard 3D graphics API. As a result, the Company developed and promoted its proprietary API. Microsoft has since introduced its Direct3D API and Silicon Graphics has introduced OpenGL, which has emerged as the standard APIs for 3D acceleration. While the Company's 3D accelerators currently support the Company's proprietary API, Microsoft's Direct 3D API and OpenGL, there can be no assurance that another API will emerge as an industry standard that the Company's accelerators will not support. Also, due to the widespread industry acceptance of Intel's microprocessor architecture and interface architecture, including its AGP bus, Intel exercises significant influence over the PC industry generally, and the inability of the Company to develop successfully products that are compatible with the AGP technology, Intel microprocessors or other aspects of the PC microprocessor architecture, whether the need for compatibility results from significant modifications by Intel to its existing technology, architecture or standards, would have a material adverse effect on the Company's business, financial condition and results of operations. Any delay in the public release of information relating to any such modifications could also have a material adverse effect on the Company's business, financial condition and results of operations. While the PC industry in recent periods has been characterized by substantial demand, such demand has historically been cyclical, and there can be no assurance that this demand will continue in future periods or that demand for the Company's products will continue.

Substantial Competition

   The market for the Company's products is extremely competitive and is characterized by declining selling prices over the life of a particular product and rapid technological changes. The Company's principal competitors for graphics accelerators include ATI Technologies, Inc., Matrox Graphics Inc., and Trident Microsystems, Inc. The Company's principal competitors in the multimedia market include the companies named in the preceding sentence and a number of smaller companies which may have greater flexibility to address specific market needs. Potential competitors in these markets include both large and emerging domestic and foreign semiconductor companies. In particular, there is a significant number of established and emerging companies that have developed, are developing or have announced plans to develop 3D graphics chips. These include Intel, which recently commenced shipments of the Intel740 3D graphics processor and Texas Instruments Incorporated, which has announced a development and marketing agreement with 3Dlabs Inc., Ltd. In addition, Intel has acquired Chips and Technologies, Inc., a leading provider of accelerators for the mobile PC market, and has announced a collaboration with 3Dlabs, Inc., Ltd. to develop a graphics processor targeting the high end workstation market. To the extent that Intel's initiatives in the graphics sector are successful, the Company's business, financial condition and results of operations could be materially and adversely affected. There can be no assurance that the Company's product offerings to address the demand for the next generation of 2D/3D accelerators will be competitive, and if such product offerings are not competitive, the Company's results of operations in 1998 and future periods could be materially and adversely affected. The Company's current products do not address the high performance segment of the market, which has resulted in substantial pricing and margin pressures on the Company's products and adversely affected the Company's recent results of operations. There can be no assurance that the Company's recently introduced Savage3D accelerator, which is designed to address the high performance 3D acceleration market, will achieve market acceptance, and there is a significant number of companies, including Intel, that offer products addressing this market segment. The entry of additional competitors into the 2D/3D accelerator market has resulted in and is expected to continue to result in pricing pressures on average selling prices of the Company's products. To the extent the Company expands its product line to add products with additional functionality, it will encounter substantial competition from established semiconductor companies and may experience competition from companies designing chips based on different technologies. Furthermore, the need of PC manufacturers to rapidly introduce a variety of products aimed at different segments of the PC market may lead to the shift by such system OEMs to the purchase of graphics and multimedia add-in cards provided by others. Certain of the Company's competitors supply both add-in cards and accelerator chips, which may provide those competitors with an advantage over suppliers such as the Company that supply only accelerator chips, which may provide those competitors with an advantage over suppliers such as the companies that supply only accelerator chips. In addition, certain of the Company's potential competitors that supply add-in cards and/or motherboards, such as Intel, may seek to use their card/board business to leverage the startup of their graphics accelerator business. Certain of the Company's current and potential competitors have greater technical, manufacturing, financial and marketing resources than the Company. The Company believes that its ability to compete successfully depends upon a number of factors both within and outside of its control, including product performance, product features, product availability, price, quality, timing of new product introductions by the Company and its competitors, the emergence of new graphics and PC standards, customer support, and industry and general economic trends. There can be no assurance that the Company will have the financial resources, technical expertise, or marketing, distribution and support capabilities to compete successfully. The Company's future success will be highly dependent upon the successful development and introduction of new products that are responsive to market needs. There can be no assurance that the Company will be able to successfully develop or market any such products.

Customer Concentration

   The Company expects a significant portion of its future sales to remain concentrated within a limited number of strategic customers. Three customers accounted for 33%, 13% and 13% of net sales for the three months ended
March 31, 1998. Three customers accounted for 17%, 15% and 12% of net sales for the three months ended March 31, 1997. The Company expects a significant portion of its future sales to remain concentrated within a limited number of strategic customers. There can be no assurance that the Company will be able to retain its strategic customers or that such customers will not otherwise cancel or reschedule orders, or in the event of canceled orders, that such orders will be replaced by other sales. In addition, sales to any particular customer may fluctuate significantly from quarter to quarter. The Company's distributors are permitted to return to the Company the products purchased by them, and the Company provides its distributors with price protection in the event that the Company reduces the prices of its products. The Company's largest customer in the first quarter of 1998, is the Company's largest Asian distributor, and a substantial percentage of the Company's first quarter net sales were made through distributors.

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

International Operations

   The Company expects that export sales will continue to represent a significant portion of net sales, although there can be no assurance that export sales, as a percentage of net sales, will remain at current levels. In addition, a substantial proportion of the Company's products are manufactured, assembled and tested by independent third parties in Asia. Due to its export sales and independent third party manufacturing, assembly and testing operations, and its joint venture foundry, the Company is subject to the risks of conducting business internationally, including unexpected changes in, or impositions of, legislative or regulatory requirements, fluctuations in the U.S. dollar, which could increase the sales price in local currencies of the Company's products in foreign markets or increase the cost of wafers purchased by the Company, delays resulting from difficulty in obtaining export licenses for certain technology, tariffs and other barriers and restrictions, potentially longer payment cycles, greater difficulty in accounts receivable collection, potentially adverse taxes, and the burdens of complying with a variety of foreign laws. The Company has experienced an adverse impact associated with the economic downturn in Asia and there can be no assurance that the volatility in the Asian economy will not continue to adversely affect the Company's business, financial condition and results of operations. In addition, the Company is subject to general geopolitical risks, such as political and economic instability and changes in diplomatic and trade relationships, in connection with its international operations. Two of the Company's independent foundries, UMC and TSMC, and the Company's joint venture foundry, USC, are located in Taiwan. The Company currently expects these three foundries to supply the substantial portion of the Company's products in 1998. The People's Republic of China and Taiwan at times experienced strained relations in 1995 and 1996, and the worsening of relations or the development of hostilities between the two parties could have a material adverse effect on the Company. Although the Company has to date not experienced any material adverse effect on its operations as a result of such regulatory, geopolitical, economic and other factors, there can be no assurance that such factors will not adversely impact the Company's operations in the future or require the Company to modify its current business practices. In addition, the laws of certain foreign countries may not protect the Company's intellectual property rights to the same extent as do the laws of the United States.

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

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

 Since November 1997, a number of complaints have been filed in federal and state courts seeking an unspecified amount of damages on behalf of an alleged class of persons who purchased shares of the Company's common stock at various times between April 17, 1996 and November 3, 1997. The complaints name as defendants the Company, certain of its officers and former officers and certain directors of the Company, asserting that they violated federal and state securities laws by misrepresenting and failing to disclose certain information about the Company's business. The plaintiffs in the federal class actions have moved to dismiss those cases and scheduled a June 5 hearing for court approval. In addition, certain stockholders have filed derivative actions seeking recovery on behalf of the Company, alleging, among other things, breach of fiduciary duties by such individual defendants. The Company has not yet formally responded to these complaints. While management intends to defend the actions against the Company vigorously, there can be no assurance that an adverse result or settlement with regards to these lawsuits would not have a material adverse effect on the Company's financial condition or results of operations.

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

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits

27 Financial Data Schedule (filed only with the electronic submission of Form 10-Q in accordance with the EDGAR requirements)

(b) Reports on Form 8-K:

      The following reports on Form 8-K were filed during the quarter for which this report is filed:

       A current report on Form 8-K, dated December 31, 1997, was filed by the Registrant on January 2, 1998. This report announced the sale by the Registrant of a portion of its USC shares.

       A current report on Form 8-K, dated January 26, 1998, was filed by the Registrant on January 28, 1998. This report announced the $40 million patent purchase agreement with Cirrus Logic, Inc.

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

                                 S3 INCORPORATED
                                  (Registrant)

                              /s/ WALTER D. AMARAL

                                WALTER D. AMARAL
                          Senior Vice President Finance
                           and Chief Financial Officer
                  (Principal Financial and Accounting Officer)

                                  May 14, 1998

                                INDEX TO EXHIBITS

 EXHIBIT
 NUMBER                 EXHIBITS
 ------                 --------

  27            Financial Data Schedule