Form 10-Q
period 1998-06-30
S3 INC
filed 1998-08-13
CIK 850519

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

(Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarter ended June 30, 1998 OR

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



The number of shares of the Registrant's Common Stock, $.0001 par value, outstanding at July 30, 1998 was 51,141,376

                                 S3 INCORPORATED
                                    FORM 10-Q

                                      INDEX

                                                                                   PAGE
                                                                                   ----
PART I.    CONDENSED CONSOLIDATED FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements:

           Condensed Consolidated Balance Sheets
           June 30, 1998 and December 31, 1997                                            3

           Condensed Consolidated Statements of Income
           Three months ended and six months ended
            June 30, 1998 and 1997                                                        4

           Condensed Consolidated Statements of Cash Flows
            Six months ended June 30, 1998 and 1997                                       5

           Notes to Unaudited Condensed Consolidated Financial Statements               6-8


Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations                               8-20

PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings                                                             20

Item 2.    Changes in Securities                                             Not Applicable

Item 3.    Defaults Upon Senior Securities                                   Not Applicable

Item 4.    Submission of Matters to a Vote of Security Holders                           20

Item 5.    Other Information                                                             21

Item 6.    Exhibits and Reports on Form 8-K                                              21

Signatures                                                                               22

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                                 S3 INCORPORATED
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                (In thousands, except shares and per share data)
                                   (Unaudited)

                                                                        JUNE 30,      DECEMBER 31,
                                                                          1998            1997
                                                                       ---------       ---------
Current assets:
   Cash and equivalents                                                $  62,448       $  90,484
   Short-term investments                                                 90,137          27,186
   Accounts receivable (net of allowances
     of $8,040 in 1998 and $5,664 in 1997)                                22,188          60,713
   Inventories                                                            47,278          71,882
   Prepaid expenses and other                                             55,036          51,172
                                                                       ---------       ---------
               Total current assets                                      277,087         301,437

Property and equipment,  net                                              39,908          46,628
Production capacity rights                                                 4,800           4,800
Investment in joint venture                                               77,002         104,465
Other assets                                                              57,713          35,524
                                                                       ---------       ---------
               Total                                                   $ 456,510       $ 492,854
                                                                       =========       =========

                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                    $  30,552       $  42,819
   Notes payable                                                          13,805          26,717
   Accrued liabilities                                                     8,721          10,987
   Deferred revenue                                                        1,071          10,921
                                                                       ---------       ---------
               Total current liabilities                                  54,149          91,444

Notes payable                                                              4,800           4,800
Other liabilities                                                         28,457          22,270
Convertible subordinated notes                                           103,500         103,500

Commitments and contingencies
  (Notes 5 and 6)

Stockholders' equity:
   Common stock, $.0001 par value;
    70,000,000 shares authorized; 51,121,376 and
    50,549,279 shares outstanding in 1998 and 1997                       190,201         187,276
   Unrealized gain on investments                                          1,216           3,666
   Accumulated translation adjustment                                    (18,144)        (19,944)
   Retained earnings                                                      92,331          99,842
                                                                       ---------       ---------
               Total stockholders' equity                                265,604         270,840
                                                                       ---------       ---------
               Total                                                   $ 456,510       $ 492,854
                                                                       =========       =========

               See accompanying notes to the unaudited condensed
                       consolidated financial statements.

                                 S3 INCORPORATED
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)
                                   (Unaudited)


                                                              THREE MONTHS ENDED                SIX MONTHS ENDED
                                                           ------------------------         ------------------------
                                                            JUNE 30,       JUNE 30,          JUNE 30,       JUNE 30,
                                                              1998           1997              1998           1997
                                                           ---------      ---------         ---------      ---------
Net sales                                                  $  53,299      $  84,589         $ 135,806      $ 214,844
Cost of sales                                                 46,807         59,706           113,636        139,526
                                                           ---------      ---------         ---------      ---------
Gross margin                                                   6,492         24,883            22,170         75,318

Operating expenses:
    Research and development                                  18,334         21,029            40,367         39,971
    Selling, marketing and administrative                     10,643         13,502            23,137         26,132
    Write-off of acquired in-process technology                   --             --             8,000             --
                                                           ---------      ---------         ---------      ---------
               Total operating expenses                       28,977         34,531            71,504         66,103
                                                           ---------      ---------         ---------      ---------
Income (loss) from operations                                (22,485)        (9,648)          (49,334)         9,215

Gain on sale of joint venture                                     --             --            26,561             --
Other expense, net                                            (4,193)          (279)           (4,185)          (271)
                                                           ---------      ---------         ---------      ---------

Income (loss) before income taxes and equity
     in net income of joint venture                          (26,678)        (9,927)          (26,958)         8,944
Provision (benefit) for income taxes                         (11,205)        (3,814)          (11,956)         3,254
                                                           ---------      ---------         ---------      ---------
Income before equity in net income of joint venture          (15,473)        (6,113)          (15,002)         5,690
Equity in net income of joint venture (net of tax)             3,839          4,347             7,489          6,926
                                                           ---------      ---------         ---------      ---------

Net income (loss)                                          $ (11,634)     $  (1,766)        $  (7,513)     $  12,616
                                                           =========      =========         =========      =========

Per share amounts:
    Basic                                                  $   (0.23)     $   (0.04)        $   (0.15)     $    0.26
    Diluted                                                $   (0.23)     $   (0.04)        $   (0.15)     $    0.24

Shares used in computing per share amounts:
    Basic                                                     50,985         49,201             50,793        48,937
    Diluted                                                   50,985         49,201             50,793        51,518

              See accompanying notes to the unaudited condensed
                       consolidated financial statements.

                                 S3 INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                            NINE MONTHS ENDED
                                                                       ---------------------------
                                                                        JUNE 30,      DECEMBER 31,
                                                                          1998            1997
                                                                       ---------      ------------
Operating activities:
  Net income (loss)                                                    $ (7,513)       $  12,616
  Adjustments to reconcile net income to net cash
    provided by operating activities:
   Deferred income taxes                                                   5,469            (312)
   Depreciation and amortization                                          11,142           8,222
   Write-off of acquired in-process technology                             8,000              --
    Gain on sale of joint venture                                        (26,561)             --
    Equity in net income of joint venture                                (12,202)        (11,278)
   Changes in assets and
      liabilities:
            Accounts receivable                                           38,525         (28,877)
            Inventories                                                   24,603           6,851
            Prepaid expenses and other                                     1,892            (919)
            Accounts payable                                             (12,267)           (364)
            Accrued liabilities and other                                 (1,548)          4,271
            Deferred revenue                                              (9,849)          8,486
            Income taxes payable                                          (5,756)         (4,524)
                                                                       ---------       ---------
  Net cash provided (used for) by operating activities                    13,935          (5,828)
                                                                       ---------       ---------

Investing activities:
  Property and equipment purchases, net                                   (1,579)        (20,212)
  Sale of joint venture                                                   68,025              --
  Sales/maturities (purchase) of short-term investments, net             (60,401)          6,957
  Technology investment                                                                   (5,000)
  Other assets                                                             1,968         (12,063)
  Purchase of technology                                                 (40,000)             --
                                                                       ---------       ---------
  Net cash used for investing activities                                 (31,987)        (30,318)
                                                                       ---------       ---------

Financing activities:
  Sale of common stock, net                                                2,929           4,288
  Net borrowings (repayments) of equipment financing                      (2,913)             --
  Net borrowings (repayments) of notes payable                           (10,000)          4,658
                                                                       ---------       ---------
  Net cash provided by (used for) financing activities                    (9,984)          8,946
                                                                       ---------       ---------

Net decrease in cash and equivalents                                     (28,036)        (27,200)
Cash and cash equivalents at beginning of period                          90,484          94,616
                                                                       ---------       ---------
Cash and cash equivalents at end of period                             $  62,448       $  67,416
                                                                       =========       =========

               See accompanying notes to the unaudited condensed
                       consolidated financial statements.

                                 S3 INCORPORATED
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.  Basis of Presentation:

    The condensed consolidated financial statements have been prepared by S3 Incorporated, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and include the accounts of S3 Incorporated and its wholly-owned subsidiaries ("S3" or collectively the "Company"). All significant inter-company balances and transactions have been eliminated. Investments in entities in which the Company does not have control, but has the ability to exercise significant influence over operating and financial policies are accounted for by the equity method. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company, the financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position at June 30, 1998 and December 31, 1997, and the operating results and cash flows for the six months ended June 30, 1998 and 1997. These financial statements and notes should be read in conjunction with the Company's audited financial statements and notes thereto for the year ended December 31, 1997, included in the Company's Form 10-K filed with the Securities and Exchange Commission.

    The results of operations for the three and six months ended June 30, 1998 are not necessarily indicative of the results that may be expected for the future quarters or the year ending December 31, 1998. Certain reclassifications of 1997 amounts were made in order to conform to 1998 presentation.

2.  Inventories:

    Inventories consist of work in process and finished goods and are stated at the lower of cost (first-in, first-out) or market.

                               JUNE 30,      DECEMBER 31,
INVENTORIES CONSIST OF:          1998           1997
                              ---------      ------------
Work in process               $ 23,063         $ 28,392
Finished goods                  24,215           43,490
                              --------         --------
   Total                      $ 47,278         $ 71,882
                              ========         ========

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

    The following table sets forth the computation of basic and diluted earnings per share:

                                                           THREE MONTHS ENDED              SIX MONTHS ENDED
                                                         -----------------------        ---------------------
                                                          JUNE 30,     JUNE 30,         JUNE 30,     JUNE 30,
                                                           1998          1997             1998         1997
                                                         ---------     ---------        --------     --------
                                                                (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
NUMERATOR
   Net Income (loss)
      Basic                                              $ (11,634)    $ (1,766)        $ (7,513)    $ 12,616
      Interest expense on subordinated debt                    --           --
                                                         ---------     ---------        --------     --------
      Diluted                                            $ (11,634)    $  (1,766)       $ (7,513)    $ 12,616
                                                         =========     =========        ========     ========

DENOMINATOR
    Denominator for basic earnings per share                50,985        49,201          50,793       48,937
    Common stock equivalents                                    --            --                        2,581
    Subordinated debt                                           --            --
                                                         ---------     ---------        --------     --------
    Denominator for diluted  earnings per share             50,985        49,201          50,793       51,518
                                                         =========     =========        ========     ========
Basic earnings (loss) per share                          $   (0.23)    $   (0.04)       $  (0.15)    $   0.26
Diluted earnings (loss) per share                        $   (0.23)        (0.04)          (0.15)        0.24


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

     In addition, in 1995 the Company expanded and formalized its relationship with Taiwan Semiconductor Manufacturing Company (TSMC) to provide additional capacity over the 1996 to 2000 timeframe. The agreement with TSMC requires the Company to make certain annual advance payments to be applied against the following year's capacity. The Company has signed promissory notes to secure these payments over the term of the agreement. At June 30, 1998, the remaining advance payments (and corresponding promissory notes) totaled $14.4 million ($9.6 million in prepaid expenses and $4.8 million in production capacity rights).

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

Comprehensive loss for the three months ended June 30, 1998 and 1997 was $17.0 million and $1.7 million, respectively. Comprehensive loss for the six months ended June 30, 1998 $13.9 million and comprehensive income for the six months ended June 30, 1997 was $12.6 million.

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

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated certain financial data as a percentage of net sales:

                                                           THREE MONTHS ENDED              SIX MONTHS ENDED
                                                         -----------------------        ---------------------
                                                          JUNE 30,     JUNE 30,         JUNE 30,     JUNE 30,
                                                           1998          1997             1998         1997
                                                         ---------     ---------        --------     --------
                                                                (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net sales                                                 100.0%        100.0%           100.0%       100.0%
Cost of sales                                              87.8          70.6             83.7         64.9
                                                          -----         -----           ------        -----
Gross margin                                               12.2          29.4             16.3         35.1
Operating expenses:
   Research and development                                34.4          24.9             29.7         18.6
   Selling, marketing and administrative                   20.0          15.9             17.0         12.2
   Write-off of acquired in-process technology               --            --              5.9           --
                                                          -----         -----           ------        -----
           Total operating expenses                        54.4          40.8             52.6         30.8
                                                          -----         -----           ------        -----
Income (loss) from operations                             (42.2)        (11.4)           (36.3)         4.3
Gain on sale of joint venture                                --                           19.6
Other expense, net                                         (7.8)         (0.3)            (3.1)        (0.1)
                                                          -----         -----           ------        -----
Income (loss) before income taxes and Equity
      in net income of joint venture                      (50.0)        (11.7)           (19.8)         4.2
Provision (benefit) for income taxes                      (21.0)         (4.5)            (8.8)         1.5
Equity in net income of joint venture                       7.2           5.1              5.5          3.2
                                                          =====         =====           ======        =====
Net income (loss)                                         (21.8)%        (2.1)%           (5.5)%        5.9%
                                                          =====         =====           ======        =====

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

NET SALES

     The Company's net sales to date have been generated from the sale of its graphics and multimedia accelerators. The Company's products are used in, and its business is dependent upon, the personal computer industry with sales primarily in the U.S., Asia, and Europe. Net sales were $53.3 million for the three months ended June 30, 1998, a 37.0% decrease from the $84.6 million of net sales for the three months ended June 30, 1997. Net sales were $135.8 million for the six months ended June 30, 1998, a 36.8% decrease from $214.8 million of net sales for the six months ended June 30, 1997. Net sales decreased primarily as a result of declining unit average selling prices due to aggressive pricing from certain of the Company's competitors, the sale of older generation products at lower prices, as well as a decrease in number of units sold. The Company expects that the percentage of its net sales represented by any one product or type of product may change significantly from period to period as new products are introduced and existing products reach the end of their product life cycles. Due to competitive price pressures, the Company's products experience declining unit average selling prices over time, which at times can be substantial. Net sales for the three and six months ended June 30, 1998 were also adversely affected by the economic downturn in Asia.

     The pricing environment for graphics accelerators has recently experienced and is expected to continue to experience increasing pricing pressures due in part to aggressive pricing from certain of the Company's competitors as well as the sale of older generation products. In particular, the Company's Virge family of 2D/3D accelerators has continued to experience decreases in average selling prices. As a result of the entry of competitors into the 3D acceleration market, the Company has experienced and anticipates that it may continue to experience increased pricing pressures on average selling prices for the ViRGE family of 2D/3D accelerators. If the Company is unable to introduce and successfully market higher performance products, if the Company's products do not achieve market acceptance, or if the pricing pressures increase above normal anticipated levels, the Company's operating results could be adversely affected.

     Export sales accounted for 93% and 69% of net sales for the three months ended June 30, 1998 and 1997, respectively. Export sales accounted for 86% and 64% of net sales for the six months ended June 30, 1998 and 1997, respectively. Approximately 26% and 23% of export sales for the three and six months ended June 30, 1998 were to affiliates of United States customers. The Company expects that export sales will continue to represent a significant portion of net sales, although there can be no assurance that export sales as a percentage of net sales will remain at current levels. All sales transactions were denominated in U.S. dollars.

     Three customers accounted for 43%, 11% and 10% of net sales for the three months ended June 30, 1998. One customer accounted for 34%; two customers accounted for 18%, and two customers accounted for 15% of net sales for the three months ended June 30, 1997. Three customers accounted for 37%, 12% and 11% of net sales for the six months ended June 30, 1998. Five customers accounted for 24%, 18%,13%, 11% and 10% of net sales for the six months ended June 30, 1997. The Company expects a significant portion of its future sales to remain concentrated within a limited number of strategic customers. There can be no assurance that the Company will be able to retain its strategic customers or that such customers will not otherwise cancel or reschedule orders, or in the event of canceled orders, that such orders will be replaced by other sales. In addition, sales to any particular customer may fluctuate significantly from quarter to quarter. The Company's largest customer in the first half of 1998 was the Company's largest

Asian distributor, and a substantial percentage of the Company's first half net sales were made through distributors. The occurrence of any such events or the loss of a strategic customer could have a material adverse effect on the Company's operating results.

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

GROSS MARGIN

     Gross margin percentage decreased to 12.2% for the three months ended June 30, 1998 from 29.4% for the three months ended June 30, 1997. Gross margin percentage decreased to 16.3% for the six months ended June 30, 1998 from 35.1% for the six months ended June 30, 1997. The decrease was impacted by decreases in overall average selling prices of the ViRGE family of accelerators, which resulted in part from the increased proportion of the Company's export sales to Asian customers and the substantial price competition experienced in the Asian market. In addition, the Company does not currently offer products addressing the high performance 3D acceleration market, which adversely affects the Company's gross margin. The Company recently announced the Savage3D, which is designed to address the high performance 3D acceleration market and is scheduled to be in volume production in the third quarter of 1998. There can be no assurance that the Savage3D can be successfully marketed or can enter volume production in a timely manner or that the Company's gross margin will be positively affected. During the three and six months ended June 30, 1998 the Company took certain write downs for excess and obsolete inventory which also impacted gross margin. The Company's gross margin was also impacted in the three months ended June 30, 1998 by license fees and will continue to be impacted in future quarters by license fees. See "Technology Exchange" note.

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

RESEARCH AND DEVELOPMENT EXPENSES

     The Company has made and intends to continue to make significant investments in research and development to remain competitive by developing new and enhanced products. Research and development expenses were $18.3 million for the three months ended June 30, 1998, a decrease of $2.7 million from $21.0 million for the three months ended June 30, 1997. The decrease in absolute dollars is the result of decreased headcount and other labor related costs year over year. Research and development expenses were $40.4 million for the six months ended June 30, 1998, an increase of $0.4 million from the $40.0 million for the six months ended June 30, 1997. The Company has experienced a decrease in headcount for the six months ended June 30, 1998 compared to the six months ended June 30, 1997. These were offset in the current year by certain one time engineering costs incurred during the first quarter of 1998 associated with the discontinued audio and communications products line.

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

SELLING, MARKETING AND ADMINISTRATIVE EXPENSES

     Selling, marketing and administrative expenses were $10.6 million for the three months ended June 30, 1998, a decrease of $2.9 million from $13.5 million for the three months ended June 30, 1997. Selling, marketing and administrative expenses were $23.1 million for the six months ended June 30, 1998, a decrease of $3.0 million from $26.1 million for the six months ended June 30, 1997. The decrease is primarily attributable to decreased headcount and commission related expenses.

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

OTHER EXPENSE, NET

     Other expense was $4.2 million for the three and six months ended June 30, 1998 and increase of $3.9 million from $0.3 million for the three and six months ended June 30, 1997. The increase was primarily associated with the write off of certain equity technology investments and capital equipment for the three months ended June 30, 1998.

INCOME TAXES

     The Company's effective tax rate for the three and six months ended June 30, 1998 is 42% excluding the gain on sale of joint venture and the write-off of acquired in process technology (for which an effective tax rate of 38.5% was applied) compared to the 38% effective tax rate for the three and six months ended June 30, 1997. The effective tax rate for the three months ended March 31, 1998 differs from the statutory rate primarily because of research credits.

EQUITY IN NET INCOME OF JOINT VENTURE

     As discussed in "Liquidity and Capital Resources", the Company entered into an agreement with other parties to form a separate Taiwanese company, USC. This investment is accounted for under the equity method of accounting in reporting the Company's share of results for the entity. Equity in net income of joint venture reflects the Company's share of income earned by USC for the current quarter. The Company reported $3.8 million and $4.3 million of equity in net income of joint venture, net of tax for the three months ended June 30, 1998 and 1997 respectively. The Company reported $7.5 million and $6.9 million of equity in net income of joint venture, net of tax for the six months ended June 30, 1998 and 1997 respectively.

LIQUIDITY AND CAPITAL RESOURCES

     Cash provided by operating activities for the six months ended June 30, 1998 was $13.9 million, as compared to $5.8 million of cash used for operating activities for the six months ended June 30, 1997. The increase for the six months ended June 30, 1998 was due to a decrease in accounts receivable and inventories. These increases were partially offset by the Company's net loss, the gain on sale of joint venture and decreased accounts payable. The decrease in accounts receivable was a result of lower sales in the first half of

1998 as compared to the first half of 1997 coupled with increased cash collections. The decrease in inventory and accounts payable is attributable to reductions in inventory procurement resulting from softening demand and the Company's efforts to reduce inventory balances in its distribution channel. Cash used for operating activities for the six months ended June 30, 1997 was primarily the result of an increase in accounts receivable levels from December 31, 1996. This was the result of a substantial portion of sales in June 1997.

     Investing activities for the six months ended June 30, 1998 of $32.0 million consisted primarily of the cash received from the sale of USC shares, offset by cash used in the technology exchange with Cirrus Logic, Inc. and the purchase of short term investments, net. Investing activities for the six months ended June 30, 1997 of $30.3 million consisted primarily of purchases of property and equipment, net and an equity investment in Faroudja Laboratories, Inc. Future expansion of the Company's business may require higher levels of capital equipment purchases, technology investments, foundry investments and other payments to secure manufacturing capacity.

     Financing activities used cash of $10.0 million and provided cash of $8.9 million for the six months ended June 30, 1998 and 1997 respectively. Repayment on the line of credit and equipment financing were the principal financing activities that used cash for the six months ended June 30, 1998. Borrowings on the line of credit and the issuance of common stock were the principal financing activities that provided cash for the six months ended June 30, 1997.

     In 1995, the Company entered into two long-term manufacturing capacity arrangements. The Company entered into an agreement with UMC and Alliance Semiconductor Corporation to form USC, a separate Taiwanese company, for the purpose of building and managing a semiconductor manufacturing facility in the Science Based Industrial Park in Hsin Chu City, Taiwan, Republic of China. The Company invested $53.0 million in 1996 and $36.4 million in 1995 for its 23.75% equity interest. In January 1998, the Company reduced its equity interest to 15.75% through the sale of a portion of its USC shares, and received approximately $68.0 million in cash. Under the terms of the agreement, if at any time a "Liquidity Event" occurs, S3 will be entitled to receive, in addition to the initial payment of 2.4 billion New Taiwan dollars, a contingent payment of up to 19 New Taiwan dollars per share, or up to an additional 1.5 billion New Taiwan dollars (approximately U.S. $43.5 million at exchange rates prevailing on June 30, 1998). A "Liquidity Event" is defined as any event by which UMC, or its successor, will have the opportunity to receive value from transfer of its ownership of shares of stock in USC in an arms-length transaction other than by way of transfer to employees for incentives, whether or not UMC or its successor, in fact, participates in such opportunity. A Liquidity Event will include, for example, completion of a public offering of USC securities on a recognized securities exchange; a sale of USC stock owned by UMC (or by a UMC successor) in an arms-length transaction; or a sale of all or substantially all of the assets of USC. The facility commenced production utilizing advanced submicron semiconductor manufacturing processes in late 1996. The Company has the right to purchase up to 31.25% of the output from the foundry. In addition, the Company expanded and formalized its relationship with TSMC to provide additional capacity over the 1996 to 2000 timeframe. The agreement with TSMC requires the Company to make certain annual advance payments to be applied against the following year's capacity. At June 30, 1998, the remaining advance payments (and corresponding promissory notes) totaled $14.4 million ($9.6 million in prepaid expenses and $4.8 million in production capacity rights).

     Working capital at June 30, 1998 and December 31, 1997 was $222.9 million and $210.0 million, respectively. At June 30, 1998, the Company's principal sources of liquidity included cash and equivalents of $62.4 million and $90.1 million in short-term investments. In addition, the Company has one secured equipment line of credit totaling $6.5 million. The Company had $2.7 million outstanding under this secured equipment line of credit at June 30, 1998. The Company believes that its available funds will satisfy the Company's projected working capital and capital expenditure requirements for at least the next 12 months, other than expenditures for future potential manufacturing agreements.

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

     Since November 1997, a number of complaints have been filed in federal and state courts seeking an unspecified amount of damages on behalf of an alleged class of persons who purchased shares of the Company's Common Stock at various times between April 17, 1996 and November 3, 1997. The complaints name as defendants the Company, certain of its officers and former officers, certain directors of the Company and the Company's former auditors, asserting that they violated federal and state securities laws by misrepresenting and failing to disclose certain information about the Company's business. The plaintiffs in the federal class actions moved to dismiss those cases and that request was granted. In addition, certain stockholders have filed derivative actions seeking recovery on behalf of the Company, alleging, among other things, breach of fiduciary duties by such individual defendants. The Company has not yet formally responded to the complaints. While management intends to defend the actions against the Company vigorously, there can be no assurance that an adverse result or settlement with regards to these lawsuits would not have a material adverse effect on the Company's financial condition or results of operations.

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

Substantial Competition

     The market for the Company's products is extremely competitive and is characterized by declining selling prices over the life of a particular product and rapid technological changes. The Company's principal competitors for graphics accelerators include ATI Technologies, Inc., Matrox Graphics Inc., Intel and Trident Microsystems, Inc. The Company's principal competitors in the multimedia market include the companies named in the preceding sentence and a number of smaller companies which may have greater flexibility to address specific market needs. Potential competitors in these markets include both large and emerging domestic and foreign semiconductor companies. In particular, there are a significant number of established and emerging companies that have developed, are developing or have announced plans to develop 3D graphics chips. These include Intel, which recently commenced shipments of the Intel740 3D graphics processor. In addition, Intel has acquired Chips and Technologies, Inc., a leading provider of accelerators for the mobile PC market, and has announced a collaboration with 3Dlabs, Inc., Ltd. to develop a graphics processor targeting the high end workstation market. To the extent that Intel's initiatives in the graphics sector are successful, the Company's business, financial condition and results of operations could be materially and adversely affected. There can be no assurance that the Company's product offerings to address the demand for the next generation of 2D/3D accelerators will be competitive, and if such product offerings are not competitive, the Company's results of operations in 1998 and future periods could be materially and adversely affected. The Company's current products do not address the high performance segment of the market, which has resulted in substantial pricing and margin pressures on the Company's products and adversely affected the Company's recent results of operations. There can be no assurance that the Company's recently introduced Savage3D accelerator, which is designed to address the high performance 3D acceleration market, will achieve market acceptance, and there are a significant number of companies, including Intel, that offer products addressing this market segment. The entry of additional competitors into the 2D/3D accelerator market has resulted in and is expected to continue to result in pricing pressures on average selling prices of the Company's products. To the extent the Company expands its product line to add products with additional functionality, it will encounter substantial competition from established semiconductor companies and may experience competition from companies designing chips based on different technologies. Furthermore, the need of PC manufacturers to rapidly introduce a variety of products aimed at different segments of the PC market may lead to the shift by such system OEMs to the purchase of graphics and multimedia add-in cards provided by others. Certain of the Company's competitors supply both add-in cards and accelerator chips, which may provide those competitors with an advantage over suppliers such as the Company that supply only accelerator chips. In addition, certain of the Company's potential competitors that supply add-in cards and/or motherboards, such as Intel, may seek to use their card/board business to leverage the startup of their graphics accelerator business. Certain of the Company's current and potential competitors have greater technical, manufacturing, financial and marketing resources than the Company. The Company believes that its ability to compete successfully depends upon a number of factors both within and outside of its control, including product performance, product features, product availability, price, quality, timing of new product introductions by the Company and its competitors, the emergence of new graphics and PC standards, customer support, and industry and general economic trends. There can be no assurance that the Company will have the financial resources, technical expertise, or marketing, distribution and support capabilities to compete successfully. The Company's future success will be highly dependent upon the successful development and introduction of new products that are responsive to market needs. There can be no assurance that the Company will be able to successfully develop or market any such products.

Customer Concentration

     The Company expects a significant portion of its future sales to remain concentrated within a limited number of strategic customers. Three customers accounted for 43%, 11% and 10% of net sales for the three months ended June 30, 1998. One customer accounted for 34%; two customers accounted for 18%, and two customers accounted for 15% of net sales for the three months ended June 30, 1997. Three customers accounted for 37%, 12% and 11% of net sales for the six months ended June 30, 1998. Five customers accounted for 24%, 18%,13%, 11% and 10% of net sales for the six months ended June 30, 1997. There can be no assurance that the Company will be able to retain its strategic customers or that such customers will not otherwise cancel or reschedule orders, or in the event of canceled orders, that such orders will be replaced by other sales. In addition, sales to any particular customer may fluctuate significantly from quarter to quarter. The Company's distributors are permitted to return to the Company the products purchased by them, and the Company provides its distributors with price protection in the event that the Company reduces the prices of its products. The Company's largest customer in the first half of 1998, is the Company's largest Asian distributor, and a substantial percentage of the Company's first half net sales were made through distributors.

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

     The Company's future success depends in part on the continued service of its key engineering, sales, marketing and executive personnel, including highly skilled semiconductor design personnel and software developers, and its ability to identify and hire additional personnel. Competition for such personnel is intense and there can be no assurance that the Company can retain and recruit necessary personnel to operate its business and support its future growth. In August 1997, Walter D. Amaral joined the Company as Senior Vice President and Chief Financial Officer. In December 1997, Terry N. Holdt returned to the Company as its Chief Executive Officer and President and Chairman of the Board. The Company's co-founder, Diosdado Banatao, resigned as Chairman of the Board. There can be no assurance as to the effects of this management transition on the Company's business and operating results. The loss of key personnel could have a material adverse effect on the Company's business and operating results. The Company does not maintain key man insurance on any of its employees.

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

     The total cost to the Company of these Year 2000 Compliance activities has not been and is not anticipated to be material to its financial position or results of operations in any given year. These costs and the date on which the Company plans to complete the Year 2000 modification and testing processes are based on management's best estimates, which were derived utilizing numerous plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ form those plans.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

     Since November 1997, a number of complaints have been filed in federal and state courts seeking an unspecified amount of damages on behalf of an alleged class of persons who purchased shares of the Company's common stock at various times between April 17, 1996 and November 3, 1997. The complaints name as defendants the Company, certain of its officers and former officers, certain directors of the Company and the Company's former auditors, asserting that they violated federal and state securities laws by misrepresenting and failing to disclose certain information about the Company's business. The plaintiffs in the federal class actions moved to dismiss those cases and that request was granted. In addition, certain stockholders have filed derivative actions seeking recovery on behalf of the Company, alleging, among other things, breach of fiduciary duties by such individual defendants. The Company has not yet formally responded to the complaints. While management intends to defend the actions against the Company vigorously, there can be no assurance that an adverse result or settlement with regards to these lawsuits would not have a material adverse effect on the Company's financial condition or results of operations.

     The Company has received from the United States Securities and Exchange Commission a request for information relating to the Company's restatement announcement in November 1997. The Company has responded and intends to continue to respond to such requests.


Item 4.  Submission of Matters to a Vote of Security Holders

(a)  The Annual Meeting of Stockholders was held May 18, 1998.

(b) The matters voted upon at the meeting and results of the voting with respect to those matters were as follows:


    (1) Election of Directors                                   Votes For         Withheld
                                                                ---------         --------
          John C. Colligan                                      43,685,878        636,059
          Terry N. Holdt                                        43,723,188        598,749
          Robert P. Lee                                         43,707,978        613,959
          Carmelo J. Santoro                                    43,726,497        595,440
          Ronald T. Yara                                        43,727,534        594,403

    (2) Amendment to the Employee Stock Purchase Plan           Votes For         Against       Abstain
                                                                ---------         -------       -------
                                                                38,685,051      5,473,935       152,951

    (3) Ratification of Ernst & Young LLP as the Company's
        independent auditors                                    43,939,364        292,474        90,099

Item 5. Other Information

     To be considered for inclusion in the Company's proxy statement and form of proxy for its 1999 Annual Meeting of Stockholders, a stockholder proposal must be received at the principal executive offices of the Company not later than January 18, 1999.

     A stockholder proposal not included in the Company's proxy statement for the 1999 Annual Meeting will be ineligible for presentation at the meeting unless the stockholder gives timely notice of the proposal in writing to the Secretary of the Company at the principal executive offices of the Company and otherwise complies with the provisions of the Company's Bylaws. To be timely, the Company's Bylaws provide that the Company must have received the stockholder's notice not less than 50 days nor more than 75 days prior to such meeting. However, if notice or prior public disclosure of the date of the annual meeting is given or made to stockholders less than 65 days prior to the meeting date, the Company must receive the stockholder's notice by the earlier of (i) the close of business on the 15th day after the earlier of the day the Company mailed notice of the annual meeting date or provided such public disclosure of the meeting date and (ii) two days prior to the scheduled date of the annual meeting.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

12        Statement of Computation of Earnings to Fixed Charges

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

                                 August 13, 1998

                                INDEX TO EXHIBITS

EXHIBIT
NUMBER                           EXHIBITS
-------                          --------
  12      Statement of Computation of Earnings to Fixed Charges

  27      Financial Data Schedule