Form 10-Q
period 1998-09-30
S3 INC
filed 1998-11-16
CIK 850519

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

(Mark One)

     X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarter ended September 30, 1998 OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                         Commission file number 0-21126

                                 S3 INCORPORATED
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                 DELAWARE                                 77-0204341
        ----------------------------                   ----------------
        (State or other jurisdiction                   (I.R.S. Employer
      of incorporation or organization)               Identification No.)

        2801 Mission College Boulevard
             Santa Clara, California                       95052-8058
      ----------------------------------------             ----------
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


       The number of shares of the Registrant's Common Stock, $.0001 par value, outstanding at October 30, 1998 was 51,239,104.

                                 S3 INCORPORATED
                                    FORM 10-Q


                                      INDEX


                                                                                         PAGE
                                                                                         ----
PART I.      CONDENSED CONSOLIDATED FINANCIAL INFORMATION


Item 1.      Condensed Consolidated Financial Statements:

             Condensed Consolidated Balance Sheets
             September 30, 1998 and December 31, 1997                                           3

             Condensed Consolidated Statements of Income
             Three months ended and nine months ended
              September 30, 1998 and 1997                                                       4

             Condensed Consolidated Statements of Cash Flows
              Nine months ended September 30, 1998 and 1997                                     5

             Notes to Unaudited Condensed Consolidated Financial Statements                   6-9


Item 2.      Management's Discussion and Analysis of
             Financial Condition and Results of Operations                                   9-23

PART II.     OTHER INFORMATION

Item 1.      Legal Proceedings                                                                 23

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements


                                 S3 INCORPORATED
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                (In thousands, except shares and per share data)
                                   (Unaudited)


                                                              SEPTEMBER 30,        DECEMBER 31
                                                                  1998                 1997
                                                              -------------        -----------
Current assets:
   Cash and equivalents                                         $  54,779           $  90,484
   Short-term investments                                          73,924              27,186
   Accounts receivable (net of allowances
     of $8,222 in 1998 and $5,664 in 1997)                         24,836              60,713
   Inventories                                                     33,877              71,882
   Prepaid expenses and other                                      58,676              51,172
                                                                ---------           ---------
               Total current assets                               246,092             301,437

Property and equipment,  net                                       28,616              46,628
Production capacity rights                                             --               4,800
Investment in joint venture                                        80,794             104,465
Other assets                                                       52,746              35,524
                                                                ---------           ---------
               Total                                            $ 408,248           $ 492,854
                                                                =========           =========

              LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                             $  29,329           $  42,819
   Notes payable                                                   16,877              26,717
   Accrued liabilities                                              9,974              10,987
   Deferred revenue                                                    72              10,921
                                                                ---------           ---------
               Total current liabilities                           56,252              91,444

Notes payable                                                          --               4,800
Other liabilities                                                  20,202              22,270
Convertible subordinated notes                                    103,500             103,500

Commitments and contingencies
  (Notes 5 and 6)

Stockholders' equity:
   Common stock, $.0001 par value;
    70,000,000 shares authorized; 51,220,932
    and 50,549,279 shares outstanding in 1998 and 1997            190,296             187,276
   Unrealized gain on investments                                    (975)              3,666
   Accumulated translation adjustment                             (17,956)            (19,944)
   Retained earnings                                               56,929              99,842
                                                                ---------           ---------
               Total stockholders' equity                         228,294             270,840
                                                                ---------           ---------
               Total                                            $ 408,248           $ 492,854
                                                                =========           =========




                See accompanying notes to the unaudited condensed
                       consolidated financial statements.

                                 S3 INCORPORATED
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)
                                   (Unaudited)



                                                         THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                    -------------------------------   -------------------------------
                                                    SEPTEMBER 30,     SEPTEMBER 30,   SEPTEMBER 30,     SEPTEMBER 30,
                                                        1998              1997             1998            1997
                                                    -------------     -------------   -------------     -------------
Net sales                                             $  47,286        $ 119,604        $ 183,092        $ 334,448

Cost of sales                                            55,206           86,191          168,842          225,717
                                                      ---------        ---------        ---------        ---------

Gross margin (loss)                                      (7,920)          33,413           14,250          108,731

Operating expenses:
    Research and development                             19,752           20,057           60,119           60,028
    Selling, marketing and administrative                10,024           13,763           33,161           39,895
    Write-off of acquired in-process technology              --               --            8,000               --
    Restructuring charge                                  6,109               --            6,109               --
                                                      ---------        ---------        ---------        ---------
               Total operating expenses                  35,885           33,820          107,389           99,923
                                                      ---------        ---------        ---------        ---------
Income (loss) from operations                           (43,805)            (407)         (93,139)           8,808

Gain on sale of joint venture                                --               --           26,561               --
Other income (expense), net                                 127             (737)          (4,057)          (1,008)

Income (loss) before income taxes and equity
     in net income of joint venture                     (43,678)          (1,144)         (70,635)           7,800
Provision (benefit) for income taxes                         --             (984)         (11,956)           2,270
                                                      ---------        ---------        ---------        ---------
Income before equity in net income of joint
  venture                                               (43,678)            (160)         (58,679)           5,530
Equity in net income of joint venture (includes
  tax recovery of $4,705 for first half of 1998)          8,277            4,544           15,766           11,470
                                                      ---------        ---------        ---------        ---------
Net income (loss)                                     $ (35,401)       $   4,384        $ (42,913)       $  17,000
                                                      =========        =========        =========        =========

Per share amounts:
    Basic                                             $   (0.69)       $    0.09        $   (0.84)       $    0.35
    Diluted                                           $   (0.69)       $    0.08        $   (0.84)       $    0.33
Shares used in computing per share amounts:

    Basic                                                51,174           49,764           50,920           49,212
    Diluted                                              51,174           52,380           50,920           51,805



                See accompanying notes to the unaudited condensed
                       consolidated financial statements.

                                 S3 INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)



                                                                       NINE MONTHS ENDED
                                                                 ------------------------------
                                                                 SEPTEMBER 30,    SEPTEMBER 30,
                                                                     1998             1997
                                                                 -------------    -------------

Operating activities:
  Net income (loss)                                                $(42,913)       $ 17,000
  Adjustments to reconcile net income to net
    cash provided by operating activities:
  Deferred income taxes                                               8,846           3,229
  Depreciation and amortization                                      18,476          13,203
  Loss on disposals of property and equipment                         8,072              --
  Write-off of acquired in-process technology                         8,000              --
  Gain on sale of joint venture                                     (26,561)             --
  Equity in net income of joint venture                             (15,805)        (18,678)
  Changes in assets and
    liabilities:
            Accounts receivable                                      35,877         (41,338)
            Inventories                                              38,005           2,739
            Prepaid expenses and other                                1,115          (3,221)
            Accounts payable                                        (13,490)         14,879
            Accrued liabilities and other                            (4,161)          4,937
            Restructuring reserve                                      (391)             --
            Deferred revenue                                        (10,849)          9,647
            Income taxes payable                                    (12,665)         (2,651)
                                                                   --------        --------
  Net cash used for by operating activities                          (8,444)           (254)
                                                                   --------        --------

Investing activities:
  Property and equipment purchases, net                              (3,970)        (25,435)
  Sale of joint venture                                              68,025              --
  Sales/maturities (purchase) of short-term investments, net        (46,379)         18,169
  Technology investment                                                  --         (16,200)
  Other assets                                                        5,212         (12,875)
  Purchase of technology                                            (40,000)             --
                                                                   --------        --------
  Net cash used for investing activities                            (17,112)        (36,341)
                                                                   --------        --------

Financing activities:
  Sale of common stock, net                                           3,020           9,576
  Net borrowings (repayments) of equipment financing                 (3,169)          9,402
  Net borrowings (repayments) of notes payable                      (10,000)         (9,600)
                                                                   --------        --------
  Net cash provided by (used for) financing activities              (10,149)          9,378
                                                                   --------        --------

Net  decrease in cash and equivalents                               (35,705)        (27,217)
Cash and cash equivalents at beginning of period                     90,484          94,616
                                                                   --------        --------
Cash and cash equivalents at end of period                         $ 54,779        $ 67,399
                                                                   ========        ========



                     See accompanying notes to the unaudited
                  condensed consolidated financial statements.

                                 S3 INCORPORATED
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.  Basis of Presentation:

    The condensed consolidated financial statements have been prepared by S3 Incorporated, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and include the accounts of S3 Incorporated and its wholly-owned subsidiaries ("S3" or collectively the "Company"). All significant inter-company balances and transactions have been eliminated. Investments in entities in which the Company does not have control, but has the ability to exercise significant influence over operating and financial policies are accounted for by the equity method. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company, the financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position at September 30, 1998 and December 31, 1997, and the operating results and cash flows for the nine months ended September 30, 1998 and 1997. These financial statements and notes should be read in conjunction with the Company's audited financial statements and notes thereto for the year ended December 31, 1997, included in the Company's Form 10-K filed with the Securities and Exchange Commission.

    The results of operations for the three and nine months ended September 30, 1998 are not necessarily indicative of the results that may be expected for the future quarters or the year ending December 31, 1998. Certain reclassifications of 1997 amounts were made in order to conform to 1998 presentation.

2.  Inventories:

    Inventories consist of work in process and finished goods and are stated at the lower of cost (first-in, first-out) or market.


                                          SEPTEMBER 30,   DECEMBER 31,
                                             1998            1997
                                          -------------  -------------
             INVENTORIES CONSIST OF:

             Work in process                $ 9,420        $28,392
             Finished goods                  24,457         43,490
                                            -------        -------
                Total                       $33,877        $71,882
                                            =======        =======

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

    The following table sets forth the computation of basic and diluted earnings per share:


                                                             THREE MONTHS ENDED              NINE MONTHS ENDED
                                                       ------------------------------   ------------------------------
                                                       SEPTEMBER 30,    SEPTEMBER 30,   SEPTEMBER 30,    SEPTEMBER 30,
                                                           1998             1997            1998             1997
                                                       -------------    -------------   -------------    -------------
                                                                 (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
               NUMERATOR
                  Net Income (loss)
                     Basic                               $(35,401)        $  4,384        $(42,913)        $ 17,000
                     Interest expense on
                       subordinated debt                       --               --              --               --
                                                         --------         --------        --------         --------
                     Diluted                             $(35,401)        $  4,384        $(42,913)        $ 17,000
                                                         ========         ========        ========         ========

               DENOMINATOR
                   Denominator for basic earnings
                     per share                             51,174           49,764          50,920           49,212
                   Common stock equivalents                    --            2,616              --            2,593
                   Subordinated debt                           --               --
                                                         --------         --------        --------         --------
                   Denominator for diluted
                     earnings per share                    51,174           52,380          50,920           51,805
                                                         ========         ========        ========         ========
               Basic earnings (loss) per share           $  (0.69)        $   0.09        $  (0.84)        $   0.35
               Diluted earnings (loss) per share         $  (0.69)        $   0.08        $  (0.84)        $   0.33


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

    In addition, in 1995 the Company expanded and formalized its relationship with Taiwan Semiconductor Manufacturing Company (TSMC) to provide additional capacity over the 1996 to 2000 timeframe. The agreement with TSMC requires the Company to make certain annual advance payments to be applied against the following year's capacity. The Company has signed promissory notes to secure these payments over the term of the agreement. At September 30, 1998, the remaining advance payments and corresponding promissory notes totaled $14.4 million.


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

7.   Restructuring Costs

      In July 1998, the Company implemented a restructuring plan in order to align resources with a new business model and to lower the Company's overall cost structure. In connection with the restructuring, the Company reduced its headcount and consolidated facilities. The following analysis sets forth the significant components of the restructuring reserve at September 30, 1998:



                                                      SEVERANCE AND      FACILITY    FURNITURE AND
                                                        BENEFITS         CLOSURE        EQUIPMENT         TOTAL
                                                      -------------      --------    -------------       -------
               Restructuring charge                      $ 1,024         $ 2,474         $ 2,611         $ 6,109

               Cash charge                                  (633)             --              --            (633)

               Non-cash charge                                --          (2,474)         (2,611)         (5,085)

                                                         -------         -------         -------         -------
               Reserve balance September 30, 1998        $   391              --              --         $   391
                                                         =======         =======         =======         =======


      Severance and related benefits represented the reduction of approximately 70 employees. The number of temporary employees and contractors was also reduced. Write-off of assets include the write-off or write-down in carrying value of equipment, which consists primarily of workstations, personal computers and furniture that will no longer be utilized in the Company's operations. These assets were written down to their fair value less cost to sell. Facility closure expenses were incurred as a result of the Company's plan to vacate one of two leased buildings at the Company's headquarters facility, and include leasehold improvements, furniture, fixtures and network costs.

      The Company expects to complete all of the actions associated with its restructuring by the end of fiscal 1998.

8.    Income Taxes

      The 1998 effective tax rate (22%) reflects the expected benefit of current year loss carrybacks and the establishment of a valuation allowance against the beginning of the year balance of net deferred tax assets of $8.8 million. Management believes that such net deferred tax assets are not realizable on a more likely than not basis. Included in the Equity in Net Income of Joint Venture on the Consolidated Statement of Income is a $4.7 million reversal of income tax expense provided in the first and second quarters of 1998. Due to the Company's losses in excess of expected carryback benefits, no provision for eventual U.S. taxes on the remittance of joint venture income is necessary, and the entire 1998 income tax benefit is allocated to income before equity in net income of joint venture.

9.   Recently Issued Accounting Standard

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

     Comprehensive income (loss) for the three months ended September 30, 1998 and 1997 was ($ 36.5) million and $4.4 million, respectively. Comprehensive loss for the nine months ended September 30, 1998 $50.4 million and comprehensive income for the nine months ended September 30, 1997 was $17.0 million.

10.   Subsequent Events

      On November 2, 1998, the Company announced that it appointed Kenneth Potashner as President and Chief Executive Officer. The Board of Directors of the Company also increased the size of the board by one, elected Mr. Potashner to fill the newly created vacancy and elected Mr. Potashner Chairman of the Board. Terry N. Holdt, who returned from his retirement in January 1998 to assume the role of interim President, Chief Executive Officer and Chairman of the Company, will remain Vice Chairman of the Company's Board of Directors.

     In connection with his employment, Mr. Potashner entered into a three year employment agreement which provides for a base salary of $500,000 per year and participation in the Company's executive bonus plan and other executive benefit programs. Under the agreement, Mr. Potashner is eligible to receive an annual cash bonus of up to 200% of his base salary, with a minimum bonus payable of $250,000 after the first year. Mr. Potashner also received two options to purchase an aggregate of 4,500,000 shares of Common Stock of the Company. One option for 1,500,000 shares vests upon the earlier of (i) six months from the date of his employment, (ii) a change in control of the Company, or (iii) termination of his employment without cause. A second option for 3,000,000 shares vests over four years from the date of his employment or earlier in certain circumstances. In addition, Mr. Potashner is eligible for a one-time "special cash bonus" on the third anniversary of the date of his employment in the event that the Company's Common Stock has not achieved a $4.67 per share increase in value ($7,000,000 divided by 1,500,000) from the date of his employment. The one-time special cash bonus, if payable, will be equal to $7,000,000 minus any increase above the stock price on his employment date for 1,500,000 shares. Such one-time bonus may also be payable in the event Mr. Potashner's employment is terminated without cause following a change of control of the Company. As a result of this special cash bonus, the Company may be required to record a charge to earnings on a quarterly basis.



PART I. FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     When used in this discussion, the words "expects," "anticipates," "estimates" and similar expressions are intended to identify forward-looking statements. Such statements, which include statements concerning the timing of availability and functionality of products under development, product mix, trends in average selling prices, trends in the PC market, the percentage of export sales and sales to strategic customers, the availability and cost of products from the Company's suppliers, and Year 2000 related actions, are subject to risks and uncertainties, including those set forth below under "Year 2000 Compliance" and "Factors That May Affect Results," that could cause actual results to differ materially from those projected. These forward-looking statements speak only as of the date hereof. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any statement is based.



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

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated certain financial data as a percentage of net sales:


                                                                    THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                -----------------------------    -------------------------------
                                                                SEPTEMBER 30,   SEPTEMBER 30,    SEPTEMBER 30,     SEPTEMBER 30,
                                                                    1998            1997             1998              1997
                                                                -------------   -------------    -------------     -------------
               Net sales                                           100.0%           100.0%           100.0%           100.0%
               Cost of sales                                       116.7             72.1             92.2             67.5
                                                                   -----            -----            -----            -----
               Gross margin (loss)                                 (16.7)            27.9              7.8             32.5
               Operating expenses:
                  Research and development                          41.8             16.8             32.8             18.0
                  Selling, marketing and administrative             21.2             11.5             18.1             11.9
                  Write-off of acquired in-process
                    technology                                      --               --                4.4             --
                   Restructuring charge                             12.9             --                3.3             --
                                                                   -----            -----            -----            -----
                          Total operating expenses                  75.9             28.3             58.6             29.9
                                                                   -----            -----            -----            -----
               Income (loss) from operations                       (92.6)            (0.4)           (50.8)             2.6
               Gain on sale of joint venture                          --               --             14.5              --
               Other income (expense), net                           0.2             (0.6)            (2.2)            (0.3)
                                                                   -----            -----            -----            -----
               Income (loss) before income taxes and
                 equity in net income of joint venture             (92.4)            (1.0)           (38.5)             2.3
               Provision  (benefit) for income taxes                --               (0.8)            (6.5)             0.6
               Equity in net income of joint venture                17.5              3.8              8.6              3.4
                                                                   -----            -----            -----            -----
               Net income (loss)                                   (74.9)%            3.6%           (23.4)%            5.1%
                                                                   =====            =====            =====            =====


     The Company's operating results have historically been, and will continue to be, subject to quarterly and other fluctuations due to a variety of factors, including changes in pricing policies by the Company, its competitors or its suppliers, anticipated and unanticipated decreases in unit average selling prices of the Company's products, availability and cost of products from the Company's suppliers, changes in the mix of products sold and in the mix of sales by distribution channels, the gain or loss of significant customers, new product introductions by the Company or its competitors, marketing acceptance of new or enhanced versions of the Company's products, seasonal customer demand, the timing of significant orders, and operating results of USC, the Company's manufacturing joint venture. Due to the industry, customer, competition and company product offering related issues discussed below, the Company expects to incur net losses for at least the next two quarters.

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

NET SALES

     The Company's net sales to date have been generated from the sale of its graphics and multimedia accelerators. The Company's products are used in, and its business is dependent upon, the personal computer industry with sales primarily in the U.S., Asia, and Europe. Net sales were $47.3 million for the three months ended September 30, 1998, a 60.5% decrease from the $119.6 million of net sales for the three months ended September 30, 1997. Net sales were $183.1 million for the nine months ended September 30, 1998, a 45.3% decrease from $334.4 million of net sales for the nine months ended September 30, 1997. Net sales decreased as a result of declining unit average selling prices due to aggressive pricing from certain of the Company's competitors, the sale of older generation products at lower prices, as well as a significant decrease in number of units sold. Unit volumes significantly decreased for the three months and nine months ended September 30, 1998 as compared to the same periods in 1997, which also impacted net sales. The Company expects that the percentage of its net sales represented by any one product or type of product may change significantly from period to period as new products are introduced and existing products reach the end of their product life cycles. Due to competitive price pressures, the Company's products experience declining unit average selling prices over time, which at times can be substantial. Net sales for the three and nine months ended September 30, 1998 were also adversely affected by the economic downturn in Asia.

    The pricing environment for graphics accelerators has experienced and is expected to continue to experience increasing pricing pressures due in part to aggressive pricing from certain of the Company's competitors as well as the sale of older generation products. In particular, the Company's Virge family of 2D/3D and Trio 3D accelerators continue to experience decreases in average selling prices. As a result of the entry of competitors into the 3D acceleration market, the Company has experienced and anticipates that it may continue to experience increased pricing pressures on average selling prices for the ViRGE family of 2D/3D and Trio 3D accelerators. The Company commenced shipment of its Savage 3D family during the third quarter of 1998. Although the product has achieved a degree of market acceptance, certain functionality characteristics have precluded the product from competing in the high performance segment of the market. If the Company is unable to introduce and successfully market higher performance products, if the Company's products do not achieve market acceptance, or if the pricing pressures increase above anticipated levels, the Company's operating results could be adversely affected.

    Export sales accounted for 94% and 76% of net sales for the three months ended September 30, 1998 and 1997, respectively. Export sales accounted for 88% and 68% of net sales for the nine months ended September 30, 1998 and 1997, respectively. Approximately 35% and 26% of export sales for the three and nine months ended September 30, 1998 were to affiliates of United States customers. The Company expects that export sales will continue to represent a significant portion of net sales, although there can be no assurance that export sales as a percentage of net sales will remain at current levels. All sales transactions were denominated in U.S. dollars.

    Three customers accounted for 37%, 27% and 15% of net sales for the three months ended September 30, 1998. Four customers accounted for 24%, 17%, 15%, and 11% of net sales for the three months ended September 30, 1997. Two customers accounted for 37% and 13% of net sales for the nine months ended September 30, 1998 and three customers accounted for 24%, 15% and 11% of net sales for the nine months ended September 30, 1997. The Company's largest customer for the first nine months of 1998 was the Company's largest Asian distributor, and a substantial percentage of the Company's net sales for the first nine months were made through distributors. The Company expects a significant portion of its future sales to remain concentrated within a limited number of strategic customers and distributors. There can be no assurance that the Company will be able to retain its strategic customers and distributors or that such customers and distributors will not otherwise cancel or reschedule orders, or in the event of canceled orders, that such orders will be replaced by other sales. In addition, sales to any particular customer or distributor may fluctuate significantly from quarter to quarter. The occurrence of any such events or the loss of a strategic customer or distributor could have a material adverse effect on the Company's operating results.

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

GROSS MARGIN

    Gross margin (loss) percentage decreased to (16.7)% for the three months ended September 30, 1998 from 27.9% for the three months ended September 30, 1997. Gross margin percentage decreased to 7.8% for the nine months ended September 30, 1998 from 32.5% for the nine months ended September 30, 1997. Gross margin percentage decreased due to declines in overall average selling prices of the ViRGE and Trio family of accelerators, which resulted in part from the increased proportion of the Company's export sales to Asian customers and the substantial price competition experienced in the Asian market. In addition, the Company does not currently offer products addressing the high performance segment of the 3D acceleration market, which adversely affects the Company's gross margin. The Company commenced shipment of the Savage 3D in the third quarter at volumes lower than what the Company had anticipated. The Company had anticipated that the Savage 3D product would address the high performance segment of the graphics accelerator market. Although Savage 3D has achieved a degree of market acceptance, certain functionality characteristics preclude the product from competing in the high performance market. The Company experienced certain yield losses on the Savage 3D product ramp during the third quarter which impacted gross margin negatively. The Company recorded expenses relating to reserves for certain excess and obsolete inventory and inventory write downs for lower of cost or market in the third quarter of 1998 primarily for its 2D products as well as some of its 3D products inventory. Gross margins for the nine months ended

September 30, 1998 were impacted by certain write downs for excess and obsolete inventory and lower of cost or market reserves. The Company's gross margin was also impacted in the three and nine months ended September 30, 1998 by the amortization of license fees and will continue to be impacted in future quarters by license fees.

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

RESEARCH AND DEVELOPMENT EXPENSES

    The Company has made and intends to continue to make significant investments in research and development to remain competitive by developing new and enhanced products. Research and development expenses were $19.8 million for the three months ended September 30, 1998, a decrease of $0.3 million from $20.1 million for the three months ended September 30, 1997. Included in the third quarter 1998 research and development expenses were the write off of approximately $1.2 million of capital equipment related to idle or obsolete assets. Research and development expenses were $60.1 million for the nine months ended September 30, 1998, an increase of $0.1 million from the $60.0 million for the nine months ended September 30, 1997. The Company has experienced a decrease in headcount for the three and nine months ended September 30, 1998 compared to the three and nine months ended September 30, 1997. These were offset in the current year by certain one time engineering costs incurred during the first quarter of 1998 associated with the discontinued audio and communications products line as well as the write-off of idle, excess and obsolete capital equipment associated with terminated projects in the third quarter of 1998.

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

SELLING, MARKETING AND ADMINISTRATIVE EXPENSES

    Selling, marketing and administrative expenses were $10.0 million for the three months ended September 30, 1998, a decrease of $3.8 million from $13.8 million for the three months ended September 30, 1997. Selling, marketing and administrative expenses were $33.2 million for the nine months ended September 30, 1998, a decrease of $6.7 million from $39.9 million for the nine months ended September 30, 1997. Included in selling, marketing and administrative expenses for the third quarter of 1998 was approximately $0.7 of capital equipment write-offs related to idle, excess and obsolete fixed assets. The decrease in selling, marketing and administrative expenses for the three and nine month periods ended September 30, 1998 is primarily attributable to decreased headcount and commission related expenses.

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

RESTRUCTURING CHARGE
         In July 1998, the Company implemented a restructuring plan in order to align resources with a new business model and to lower the Company's overall cost structure. In connection with the restructuring, the Company reduced its headcount and consolidated facilities.

        Severance and related benefits represented the reduction of approximately 70 employees. The number of temporary employees and contractors used by the Company was also reduced. Write-off of assets include the write-off or write-down in carrying value of equipment, which consists primarily of workstations, personal computers and furniture that will no longer be utilized in the Company's operations. These assets were written down to their fair value less cost to sell. Facility closure expenses were incurred as a result of the Company's plan to vacate one of two leased buildings at the Company's headquarters facility, and include leasehold improvements, furniture, fixtures and network costs.

       The Company expects to complete all of the actions associated with its restructuring by the end of fiscal 1998. See Note 7 of Notes to Condensed Consolidated Financial Statements.




GAIN ON SALE OF JOINT VENTURE

        On December 31, 1997, the Company entered into an agreement with UMC to sell to UMC 80 million shares of stock of USC for a purchase price of 2.4 billion New Taiwan dollars. The Company received the purchase price (approximately $68 million in cash) in January 1998 upon closing. The gain on the sale of stock of USC was $26.6 million.

OTHER INCOME /EXPENSE, NET

       Other income, net was $0.1 million for the three months ended September 30, 1998 an increase of $0.8 million from $0.7 million of other expense, net for the three months ended September 30, 1997. The increase in other income for the three months ended September 30, 1998 compared to the three months ended September 30, 1997 is attributable to an increase in interest income as a result of higher cash balances in the third quarter of 1998 versus the third quarter of 1997. Other expense, net was $4.1 million for the nine months ended September 30, 1998 an increase of $3.1 million from $1.0 million of expense for the nine months ended September 30, 1997. The increase was primarily associated with the write off of certain equity technology investments and capital equipment for the nine months ended September 30, 1998.

INCOME TAXES

    The Company's effective tax rate benefit for the three and nine months ended September 30, 1998 was 0% and 22%, respectively, compared to the 38% effective tax rate for the three and nine months ended September 30, 1997. The effective tax rate benefit for the three and nine months ended September 30, 1998 has been limited by the overall expected benefit from current year loss carrybacks.

EQUITY IN NET INCOME OF JOINT VENTURE

    As discussed in "Liquidity and Capital Resources", the Company entered into an agreement with other parties to form a separate Taiwanese company, USC. This investment is accounted for under the equity method of accounting in reporting the Company's share of results for the entity. Equity in net income of joint venture reflects the Company's share of income earned by USC for the current quarter. The Company reported $8.3 million for the three months ended September 30, 1998. Included was a $4.7 million reversal of income tax expense provided in the first and second quarters of 1998. Due to the Company's losses in excess of expected carryback benefits (see "Income Taxes"), no provision for eventual U.S. taxes on the remittance of joint venture income is necessary, and the entire 1998 income tax benefit is allocated to income before equity in net income of joint venture. The Company recorded $4.5 million net of tax of equity in net income of joint venture, for the three months ended September 30,1997. The Company reported $15.8 million of equity in net income of joint venture for the nine months ended September 30, 1998, and it recorded $11.5 million net of tax for the nine months ended September 30, 1997.


LIQUIDITY AND CAPITAL RESOURCES

    Cash used for operating activities for the nine months ended September 30, 1998 was $8.4 million, as compared to $0.2 million of cash used for operating activities for the nine months ended September 30, 1997. The Company's operating loss, net of non-cash items, for the nine months ended September 30, 1998 consumed $41.9 million of cash. This was offset by the net change in certain working capital accounts including accounts receivable, inventory and accounts payable. Accounts receivable decreased as the result of lower sales for the first nine months of 1998 and were offset in part by a decrease in accounts payable associated with lower inventory production levels. By contrast, the Company's operating activities, net of non-cash items, for the nine months ended September 30, 1997 provided $14.8 million of cash. This was offset by certain working capital accounts including accounts receivable, accounts payable and deferred revenue. Accounts receivable increased as a substantial portion of the Company's revenue was generated in September of 1997. This was offset by increased accounts payable and deferred revenue during the first nine months of 1997.

    Cash used for investing activities for the nine months ended September 30, 1998 of $17.1 million consisted primarily of the cash received from the sale of USC shares, offset by cash used in the technology exchange with Cirrus Logic, Inc. and purchases of short term investments, net of sales and maturities. Investing activities for the nine months ended September 30, 1997 of $36.3 million consisted primarily of net purchases of property and equipment, an equity investment in Faroudja Laboratories, Inc and various patent technology investments offset by the sales and maturities of short term investments, net of purchases.

    Financing activities used cash of $10.1 million and provided cash of $9.4 million for the nine months ended September 30, 1998 and 1997 respectively. Repayment on the line of credit and equipment financing were the principal financing activities that used cash for the nine months ended September 30, 1998. Borrowings on the equipment line of credit and the issuance of common stock were the principal financing activities that provided cash for the nine months ended September 30, 1997, offset by the repayment of the line of credit.

    In 1995, the Company entered into two long-term manufacturing capacity arrangements. The Company entered into an agreement with UMC and Alliance Semiconductor Corporation to form USC, a separate Taiwanese company, for the purpose of building and managing a semiconductor manufacturing facility in the Science Based Industrial Park in Hsin Chu City, Taiwan, Republic of China. The Company invested $53.0 million in 1996 and $36.4 million in 1995 for its 23.75% equity interest. In January 1998, the Company reduced its equity interest to 15.75% through the sale of a portion of its USC shares, and received approximately $68.0 million in cash. Under the terms of the agreement, if at any time a "Liquidity Event" occurs, S3 will be entitled to receive, in addition to the initial payment of 2.4 billion New Taiwan dollars, a contingent payment of up to 19 New Taiwan dollars per share, or up to an additional 1.5 billion New Taiwan dollars (approximately U.S. $43.6 million at exchange rates prevailing on September 30, 1998). A "Liquidity Event" is defined as any event by which UMC, or its successor, will have the opportunity to receive value from transfer of its ownership of shares of stock in USC in an arms-length transaction other than by way of transfer to employees for incentives, whether or not UMC or its successor, in fact, participates in such opportunity. A Liquidity Event will include, for example, completion of a public offering of USC securities on a recognized securities exchange; a sale of USC stock owned by UMC (or by a UMC successor) in an arms-length transaction; or a sale of all or substantially all of the assets of USC. The facility commenced production utilizing advanced submicron semiconductor manufacturing processes in late 1996. The Company has the right to purchase up to 31.25% of the output from the foundry. In addition, the Company expanded and formalized its relationship with TSMC to provide additional capacity over the 1996 to 2000 timeframe. The agreement with TSMC requires the Company to make certain annual advance payments to be applied against the following year's capacity. At September 30, 1998, the remaining advance payments and corresponding promissory notes totaled $14.4 million.

    Working capital at September 30, 1998 and December 31, 1997 was $189.8 million and $210.0 million, respectively. At September 30, 1998, the Company's principal sources of liquidity included cash and equivalents of $54.8 million and $73.9 million in short-term investments. In addition, the Company has one secured equipment line of credit totaling $6.5 million. The Company had

$2.5 million outstanding under this secured equipment line of credit at September 30, 1998. The Company believes that its available funds will satisfy the Company's projected working capital and capital expenditure requirements for at least the next 12 months.

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



YEAR 2000 COMPLIANCE

    As a result of computer programs being written using two digits, rather than four, to represent year dates, the performance of the Company's computer systems and those of its suppliers and customers in the Year 2000 is uncertain. Any computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in other normal business activities.

    The Company's plans to address the Year 2000 issue involve the following phases: (i) inventory/risk assessment, (ii) remediation, (iii) testing, and (iv) full compliance and/or the creation of contingency plans. The Company has completed an inventory and assessment of its systems for Year 2000 readiness. The assessment indicated that most of the Company's significant information technology systems could be affected, particularly the general ledger, billing, and inventory systems. That assessment also indicated that software and hardware (embedded chips) used in development, production and manufacturing systems also are at risk. Based on a review of its product line, the Company believes that its products do not require remediation to be Year 2000 compliant. Accordingly, the Company believes that the Company's products will not expose the Company to material Year 2000 related liabilities. The Company has also queried its significant suppliers and subcontractors that do not share information systems with the Company ("external agents"). Although the Company is not aware of any external agent with a Year 2000 issue that would materially affect the Company's results of operations or financial condition, the failure of an external agent to be Year 2000 compliant could have a material adverse effect on the Company's results of operations or financial condition. The Company intends to periodically review its external agents to monitor their progress toward completion of their Year 2000 compliance.

    The Company is implementing the remediation and testing phases of its Year 2000 program. To date, the Company is approximately 80% complete on the remediation phase for its information technology systems and expects to complete software reprogramming and replacement in the first half of 1999. Once software is reprogrammed or replaced for a system, the Company begins testing and implementation. These phases run concurrently for different systems. To date, the Company has completed approximately 25% of its testing. Completion of the testing phase for all remediated systems is expected to occur in the first half of 1999. The Company's order entry system interfaces directly with significant third party vendors. The Company is in the process of working with third party vendors to ensure that the Company's systems that interface directly with third parties are Year 2000 compliant by the third quarter of 1999.

    The Company will utilize both internal and external resources to reprogram, or replace, test, and implement its software and operating equipment for Year 2000 modifications. The Company believes that costs for remediation, testing and implementation are immaterial.

    The Company currently has no contingency plans in place in the event it does not complete all phases of the Year 2000 program. The Company plans to evaluate the status of completion in January 1999 and determine whether such a plan is necessary. The failure of either the Company's critical systems or those of its material third parties to be Year 2000 compliant would result in the interruption of its business, which could have a material adverse affect on the results of operations or financial condition of the Company.

FACTORS THAT MAY AFFECT RESULTS

Fluctuations in Quarterly Operating Results

    The Company's operating results have historically been, and will continue to be, subject to quarterly and other fluctuations due to a variety of factors, including changes in pricing policies by the Company, its competitors or its suppliers, anticipated and unanticipated decreases in unit average selling prices of the Company's products, availability and cost of products from the Company's suppliers, changes in the mix of products sold and in the mix of sales by distribution channels, the gain or loss of significant customers, new product introductions by the Company or its competitors, market acceptance of new or enhanced versions of the Company's products, seasonal customer demand, the timing of significant orders, and operating results of USC, the Company's manufacturing joint venture. Operating results could also be adversely affected by general economic and other conditions affecting the timing of customer orders and capital spending, a downturn in the market for PCs, order cancellations or rescheduling and the other factors discussed below. These factors have adversely affected 1998 results and could adversely affect demand for the Company's products in the future. In addition, the pricing environment for graphics accelerators has recently experienced increasing pricing pressures and is expected to continue to experience pricing pressures, due in part to aggressive pricing from certain of the Company's competitors. The graphics accelerator market is transitioning from 2D acceleration to 3D acceleration, and the Company does not currently offer products addressing the high performance 3D acceleration market, which adversely affects the Company's gross margin and profitability. As a result of the entry of competitors into the 3D acceleration market, the Company has experienced and anticipates that it may continue to experience increased pricing pressures on average selling prices for its ViRGE family of 2D/3D accelerators. The Company commenced shipments of Savage3D during the third quarter of 1998, which was designed to address the high performance 3D acceleration market. Although Savage 3D has achieved a degree of market acceptance, the product does not compete in the high end performance segment of the market. If the Company is unable to introduce and successfully market higher performance products, if the Company's products do not achieve market acceptance, or if pricing pressures increase above normal anticipated levels, the Company's operating results could be adversely affected. PC graphics and multimedia subsystems include, in addition to the Company's products, a number of other components which are supplied by third-party manufacturers. Any shortage of such components in the future could adversely affect the Company's business and operating results. Furthermore, it is possible that the

Company's products may be found to be defective after the Company has already shipped significant volume production. There can be no assurance that the Company would be able to successfully correct such defects or that such corrections would be acceptable to customers, and the occurrence of such events could have a material adverse effect on the Company's business and operating results.

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

Substantial Competition

    The market for the Company's products is extremely competitive and is characterized by declining selling prices over the life of a particular product and rapid technological changes. The Company's principal competitors for graphics accelerators include ATI Technologies, Inc., Matrox Graphics Inc., Intel and Trident Microsystems, Inc. The Company's principal competitors in the multimedia market include the companies named in the preceding sentence and a number of smaller companies which may have greater flexibility to address specific market needs. Potential competitors in these markets include both large and emerging domestic and foreign semiconductor companies. In particular, there are a significant number of established and emerging companies that have developed, are developing or have announced plans to develop 3D graphics chips. These include Intel, which recently commenced shipments of the Intel740 3D graphics processor. In addition, Intel has acquired Chips and Technologies, Inc., a leading provider of accelerators for the mobile PC market, and has announced a collaboration with 3Dlabs, Inc., Ltd. to develop a graphics processor targeting the high end workstation market. To the extent that Intel's initiatives in the graphics sector are successful, the Company's business, financial condition and results of operations could be materially and adversely affected. There can be no assurance that the Company's product offerings to address the demand for the next generation of 2D/3D accelerators will be competitive, and if such product offerings are not competitive, the Company's results of operations for the remainder of 1998 and future periods could be materially and adversely affected. The Company's current products, including its recently introduced Savage 3D accelerator, do not address the high performance segment of the market, which has resulted in substantial pricing and margin pressures on the Company's products and adversely affected the Company's recent results of operations. There are a significant number of companies, including Intel, that offer products addressing this market segment. The entry of additional competitors into the 2D/3D accelerator market has resulted in and is expected to continue to result in pricing pressures on average selling prices of the Company's products. To the extent the Company expands its product line to add products with additional functionality, it will encounter substantial competition from established semiconductor companies and may experience competition from companies designing chips based on different technologies. Furthermore, the need of PC manufacturers to rapidly introduce a variety of products aimed at different segments of the PC market may lead to the shift by such system OEMs to the purchase of graphics and multimedia add-in cards provided by others. Certain of the Company's competitors supply both add-in cards and accelerator chips, which may provide those competitors with an advantage over suppliers such as the Company that supply only accelerator chips. In addition, certain of the Company's potential competitors that supply add-in cards and/or motherboards, such as Intel, may seek to use their card/board business to leverage the startup of their graphics accelerator business. Certain of the Company's current and potential competitors have greater technical, manufacturing, financial and marketing resources than the Company. The Company believes that its ability to compete successfully depends upon a number of factors both within and outside of its control, including product performance, product features, product availability, price, quality, timing of new product introductions by the Company and its competitors, the emergence of new graphics and PC standards, customer support, and industry and general economic trends. There can be no assurance that the Company will have the financial resources, technical expertise, or marketing, distribution and support capabilities to compete successfully. The Company's future success will be highly dependent upon the successful development and introduction of new products that are responsive to market needs. There can be no assurance that the Company will be able to successfully develop or market any such products.

Customer Concentration

    The Company expects a significant portion of its future sales to remain concentrated within a limited number of strategic customers. Three customers accounted for 37%, 27% and 15% of net sales for the three months ended September 30, 1998. Four customers accounted for 24%, 17%, 15% and 11% of net sales for the three months ended September 30, 1997. Two customers accounted for 37% and 13% of net sales for the nine months ended September 30, 1998 and three customers accounted for 24%, 15% and 11% of net sales for the nine months ended September 30, 1997. There can be no assurance that the Company will be able to retain its strategic customers or that such customers will not otherwise cancel or reschedule orders, or in the event of canceled orders, that such orders will be replaced by other sales. In addition, sales to any particular customer may fluctuate significantly from quarter to quarter. The Company's distributors are permitted to return to the Company the products purchased by them, and the Company provides its distributors with price protection in the event that the Company reduces the prices of its products. The Company's largest customer in the first nine months of 1998, is the Company's largest Asian distributor, and a substantial percentage of the Company's net sales for the nine months ended September 30, 1998 were made through distributors.

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

    The Company's future success depends in part on the continued service of its key engineering, sales, marketing and executive personnel, including highly skilled semiconductor design personnel and software developers, and its ability to identify and hire additional personnel. Competition for such personnel is intense and there can be no assurance that the Company can retain and recruit necessary personnel to operate its business and support its future growth. In December 1997, Terry N. Holdt returned to the Company as its interim Chief Executive Officer and President and Chairman of the Board and in November 1998, Kenneth Potashner was appointed interim Chief Executive Officer and President and Chairman of the Board of Directors of the Company and Mr. Holdt became Vice Chairman. There can be no assurance as to the effects of this management transition on the Company's business and operating results. The loss of key personnel could have a material adverse effect on the Company's business and operating results. The Company does not maintain key man insurance on any of its employees. See Note 9 of Notes to Condensed Consolidated Financial Statements.

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

Year 2000 Compliance

    As a result of computer programs being written using two digits, rather than four, to represent year dates, the performance of the Company's computer systems and those of its suppliers and customers in the Year 2000 is uncertain. Any computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in other normal business activities.

    The Company's plans to address the Year 2000 issue involve the following phases: (i) inventory/risk assessment, (ii) remediation, (iii) testing, and (iv) full compliance and/or the creation of contingency plans. The Company has completed an inventory and assessment of its systems for Year 2000 readiness. The assessment indicated that most of the Company's significant information technology systems could be affected, particularly the general ledger, billing, and inventory systems. That assessment also indicated that software and hardware (embedded chips) used in development, production and manufacturing systems also are at risk. Based on a review of its product line, the Company believes that its products do not require remediation to be Year 2000 compliant. Accordingly, the Company believes that the Company's products will not expose the Company to material Year 2000 related liabilities. The Company has also queried its significant suppliers and subcontractors that do not share information systems with the Company ("external agents"). Although the Company is not aware of any external agent with a Year 2000 issue that would materially affect the Company's results of operations or financial condition, the failure of an external agent to be Year 2000 compliant could have a material adverse effect on the Company's results of operations or financial condition. The Company intends to periodically review its external agents to monitor their progress toward completion of their Year 2000 compliance.

    The Company is implementing the remediation and testing phases of its Year 2000 program. To date, the Company is approximately 80% complete on the remediation phase for its information technology systems and expects to complete software reprogramming and replacement in the first half of 1999. Once software is reprogrammed or replaced for a system, the Company begins testing and implementation. These phases run concurrently for different systems. To date, the Company has completed approximately 25% of its testing. Completion of the testing phase for all remediated systems is expected to occur in the first half of 1999. The Company's order entry system interfaces directly with significant third party vendors. The Company is in the process of working with third party vendors to ensure that the Company's systems that interface directly with third parties are Year 2000 compliant by the third quarter of 1999.

    The Company will utilize both internal and external resources to reprogram, or replace, test, and implement its software and operating equipment for Year 2000 modifications. The Company believes that costs for remediation, testing and implementation are immaterial.

    The Company currently has no contingency plans in place in the event it does not complete all phases of the Year 2000 program. The Company plans to evaluate the status of completion in January 1999 and determine whether such a plan is necessary. The failure of either the Company's critical systems or those of its material third parties to be Year 2000 compliant would result in the interruption of its business, which could have a material adverse affect on the results of operations or financial condition of the Company.


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

    Since November 1997, a number of complaints have been filed in federal and state courts seeking an unspecified amount of damages on behalf of an alleged class of persons who purchased shares of the Company's common stock at various times between April 17, 1996 and November 3, 1997. The complaints name as defendants the Company, certain of its officers and former officers, certain directors of the Company and the Company's former auditors, asserting that they violated federal and state securities laws by misrepresenting and failing to disclose certain information about the Company's business. The plaintiffs in the federal class actions moved to dismiss those cases and that request was granted. In addition, certain stockholders have filed derivative actions in California and Delaware state courts seeking recovery on behalf of the Company, alleging, among other things, breach of fiduciary duties by such individual defendants. While management intends to defend the actions against the Company vigorously, there can be no assurance that an adverse result or settlement with regards to these lawsuits would not have a material adverse effect on the Company's financial condition or results of operations.

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


  Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits

12  Statement of Computation of Earnings to Fixed Charges

27 Financial Data Schedule (filed only with the electronic submission of Form 10-Q in accordance with the EDGAR requirements)

(b) Reports on Form 8-K

    No reports on Form 8-K were filed by the Company during the three months ended September 30, 1998.

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

                                November 13, 1998

                                INDEX TO EXHIBITS


 EXHIBIT
  NUMBER                       EXHIBITS
 --------                      --------
    12      Statement of Computation of Earnings to Fixed Charges

    27      Financial Data Schedule