Form 10-K
period 1998-12-31
S3 INC
filed 1999-03-26
CIK 850519

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
                            ------------------------
(MARK ONE)
      [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
       SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                       OR

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
       SECURITIES EXCHANGE ACT OF 1934

       FOR THE TRANSITION PERIOD FROM                TO                .

                         COMMISSION FILE NUMBER 0-21126

                                S3 INCORPORATED
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  DELAWARE                                      77-0204341
(STATE OR OTHER JURISDICTION OF INCORPORATION      (I.R.S. EMPLOYER IDENTIFICATION NO.)
              OR ORGANIZATION)

       2841 MISSION COLLEGE BOULEVARD                              95054
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference to Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $420,458,976 as of March 1, 1999, based upon the closing price on the Nasdaq National Market reported for such date. This calculation does not reflect a determination that certain persons are affiliates of the Registrant for any other purpose.

     51,848,023 shares of the Registrant's Common stock, $.0001 par value, were outstanding at March 1, 1999.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Items 10 (as to directors), 11 and 12 of Part III incorporate by reference information from the Registrant's Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the Registrant's 1999 Annual Meeting of Stockholders.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                S3 INCORPORATED
                                   FORM 10-K

                                     INDEX

                                                                        PAGE
                                                                        ----
                                PART I

Item 1.   Business....................................................    1
Item 2.   Properties..................................................    8
Item 3.   Legal Proceedings...........................................    9
Item 4.   Submission of Matters to a Vote of Security Holders.........    9

                               PART II

Item 5.   Market For Registrant's Common Equity and Related
          Stockholder Matters.........................................   10
Item 6.   Selected Consolidated Financial Data........................   11
Item 7.   Management's Discussion and Analysis of Financial Condition
          and
          Results of Operations.......................................   12
Item 7A.  Quantitative and Qualitative Disclosure About Market Risk...   26
Item 8.   Financial Statements and Supplementary Data.................   28
Item 9.   Changes in and Disagreements With Accountants on Accounting
          and Financial Disclosure....................................   72

                               PART III

Item 10.  Directors and Executive Officers of the Registrant..........   72
Item 11.  Executive Compensation......................................   73
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................   73
Item 13.  Certain Relationships and Related Transactions..............   73

                               PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form
          8-K.........................................................   73

SIGNATURES............................................................   77

                                     PART I

ITEM 1. BUSINESS.

     When used in this Report, the words "expects", "anticipates", "estimates" and similar expressions are intended to identify forward-looking statements. Such statements, which include statements concerning the timing of availability and functionality of products under development, trends in the personal computer ("PC") market, the percentage of export sales and sales to strategic customers, and the adoption or retention of industry standards, and the availability and cost of products from the Company's suppliers, are subject to risks and uncertainties, including those set forth under "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors That May Affect Our Results" and elsewhere in this report, that could cause actual results to differ materially from those projected. These forward-looking statements speak only as of the date hereof. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

GENERAL

     S3(R) Incorporated ("S3" or the "Company") is a leading supplier of multimedia acceleration hardware and its associated software for the PC market. The Company's accelerators are designed to work cooperatively with a PC's central processing unit ("CPU"), implementing functions best suited for a dedicated accelerator while allowing the CPU to perform the more general purpose computing functions of today's advanced multimedia user interface and applications. By complementing the computing power of the general purpose CPU, the Company's integrated software and silicon-based accelerator solutions significantly improve the multimedia performance of PCs while reducing overall system cost and complexity. S3 has been a pioneer in graphics acceleration since 1991, when it was the first company to ship in volume a single chip graphics accelerator with a local bus interface. S3 has since delivered new generations of high performance accelerator solutions from the first 32-bit and 64-bit graphics accelerator families to the first 128-bit, full-featured integrated two-dimensional ("2D") and three-dimensional ("3D") graphics and video accelerator specifically designed for today's 3D and digital versatile disc ("DVD")-based applications. As the demand for greater multimedia capabilities in PCs increases, particularly the demand for 2D/3D technology, the Company is focused on delivering accelerator solutions for use in business desktop, home and mobile computing systems. S3's families of accelerator products and software are currently used by many of the world's leading original equipment PC manufacturers ("OEMs") and add-in card and motherboard manufacturers.

     S3 was incorporated on January 9, 1989 in the State of Delaware. The Company operates in one principal industry segment.

MARKETS AND RECENT DEVELOPMENTS

     S3 supplies integrated 2D, 3D and video accelerators for the desktop and mobile markets. The desktop market is the largest segment of the PC industry for the Company's accelerator products and is characterized by intense competition and rapid technological advances. In 1998, S3 introduced the Savage3D accelerator. With the Savage3D chip, the Company redesigned its 3D architecture to deliver high-performance multimedia graphics, utilizing S3 texture compression ("S3TC") and single-pass trilinear filtering technologies. S3TC(TM) is a compression technology that compresses data up to one-sixth the normally required space, which allows for cost effectiveness, and was selected by Microsoft Corporation ("Microsoft") as the standard compression technique in DirectX(TM). The compression technique is also able to deliver photo-realistic 3D quality for the first time on the PC. Rapidly gaining industry support, S3TC has been widely adopted for use in 1999's top 3D software game titles, including Unreal and Unreal Tournament, Quake3 Arena, Half Life, Anachronox, Expendable and TrueSpace4 and is being incorporated in future software titles.(1) Combined with

---------------

    1The software titles set forth above may be trademarks or registered trademarks of their respective owners.

S3TC, the single-pass trilinear filtering enhances image quality over traditional bilinear filtering and enables high 3D graphics performance by removing motion artifacts for smoother images without performance degradation.

     The Company entered into the mobile market with the introduction of the Aurora64V+ product. The Company's mobile strategy is to combine the same level of 2D, 3D and video capabilities found in S3's desktop accelerators with advanced power management and flat panel display support. S3's second-generation mobile product, the ViRGE/MX accelerator, brings powerful capabilities to notebook PC users that exceeds the performance and functionality levels of core feature available for the mobile PC platform by providing industry-first technologies such as fully-integrated TV-out, DuoView dual display capability and AGP support.

     In December 1998, S3 announced a long-term strategic relationship with Intel Corporation ("Intel"). The agreements with Intel include a 10-year cross-license agreement for all S3 and Intel patents for the development of certain semiconductor products, a bus license for current and future Intel general purpose processors, and the selection of S3 as an Intel Accelerated Graphics Port ("AGP") 4X validation partner. S3 had previously acquired certain patents and patent applications from Cirrus Logic Inc. to which Intel already had a license. The graphics industry is transitioning from 2X AGP to 4X AGP and the Company intends to take advantage of this opportunity to create a differentiating advantage in graphics as well as to create major opportunities outside the traditional desktop and mobile space. To do this, the Company intends to pursue an integration strategy that involves both integrating core logic and graphics.

     In February 1999, S3 introduced the second generation of the Savage family. The Savage4 accelerator features industry-first 4X AGP, S3TC and advanced digital flat panel display support.

PRODUCTS

     S3's product strategy is to offer an integrated 2D/3D multimedia solution comprised of hardware and software designed around a common architecture that will become the standard graphics engine and a cost-effective package for the desktop and mobile markets. The Company has developed a series of advanced graphics and video accelerators for use by mainstream multimedia computer suppliers in high performance, cost effective products for the business, home and mobile markets. All of S3's accelerator solutions are designed to complement the CPU by executing those functions most appropriate to a dedicated accelerator while allowing the CPU to execute the more general purpose computing functions. The Company's graphics and video accelerator product line includes a broad array of products to support PC add-in card, motherboard and computer system OEM designs in both desktop and mobile markets. S3's family of products range from accelerators designed for the desktop market that target cost-conscious consumers to fully-featured multimedia systems designed for high-end mobile and desktop markets. The Company works closely with its key customers in each of those areas to design the products that meet the needs of the individual markets.

  GRAPHICS AND VIDEO ACCELERATOR PRODUCTS

     ViRGE/MX. ViRGE/MX is the second generation 3D graphics accelerator for notebook PCs, which combines the same level of 2D/3D video acceleration found in the Company's desktop accelerators with advanced power management and flat panel display support. The product features DuoView, integrated TV-out and a full set of 3D rendering, including MIP mapping, tri-linear filtering and perspective correction textures. The product also supports the AGP standard.

     Trio3D. Trio3D is the third generation of the Trio family of accelerators. It features a 128-bit pipeline architecture, support for 125 MHz SGRAM memory and S3's Burst Command Interface(TM) -- a proprietary protocol technology that works in conjunction with either the PCI or AGP bus to increase the command and data efficiency of the Trio3D architecture. Trio3D also supports 3D rendering and is the first accelerator to fully implement the industry standard Video Interface Port ("VIP") bus which provides a dedicated interface from the graphics accelerator to digital video devices and streamlines the movement of this data versus current PCI bus solutions. The Trio3D allows for a low-cost, easy-to-implement interface to third party multimedia peripherals such as video cameras, TV-tuners and DVD/MPEG-2 decoders. It also provides support for AGP standard and is designed to be pin-compatible with existing Trio and ViRGE-based designs. In addition,

Trio3D's software compatibility with previous generations of S3 products is intended to enable faster time-to-market for manufacturers.

     Savage3D. Savage3D is the first generation of a newly designed multimedia solution for 2D, 3D and DVD/video acceleration. It features a 128-bit single cycle trilinear architecture, support for 4X AGP and Microsoft-endorsed texture compression technology. The single trilinear filtering enables the high 3D graphics performance. Savage3D is the first 3D accelerator to utilize S3TC, a Microsoft-endorsed texture compression technology. Savage3D produces images through its true color rendering, which enables the use of 16 million colors and is optimized for full 2X AGP. Savage3D is pin-compatible with the Trio3D.

     Savage4. Savage4 is the second generation of the Savage family of accelerators. Designed for the consumer and commercial PC markets, S3's Savage4 delivers 2D graphics and video acceleration, as well as 3D rendering capabilities equivalent to high-end, niche gaming solutions. Savage4 features a 128-bit 3D engine, AGP 4X technology, true 32-bit 3D rendering, S3TC, trilinear filtered single-pass multi-texturing, hardware accelerated DVD, 32 MB memory support and complete digital flat panel support. Currently, Savage4 comes in two configurations: the Savage4 PRO and the Savage4 GT. The Savage4 PRO incorporates industry-first AGP 4X technology, 143MHz memory support and up to a 32MB local frame buffer, while the Savage4 GT incorporates AGP 2X technology, 125MHz memory support and up to a 16MB local frame buffer for low-end PC markets.

  SOFTWARE

     The Company believes that a complete solution for its customers must include not only high performance acceleration features implemented in silicon, but also a broad line of software, including BIOS, drivers and utilities, that are designed to optimize the performance of its accelerators. The software is shipped as an integral part of the Company's accelerator products. The Company maintains a flexible driver architecture, allowing its drivers to be easily upgraded for the enhanced features supported in next generation accelerator products. S3 uses a combination of in-house software developers and independent contractors to develop its software drivers. The Company's in-house software development team develops strategic software, including BIOS and drivers for the Windows family of operating systems. The Company believes that software expertise is vital to determining the optimal trade-off between silicon and software for next generation accelerator performance and functionality enhancements. The Company has also developed extensive capabilities for testing its accelerators, software drivers and BIOS across a range of applications and OEM system configurations.

     S3 is also actively developing software drivers for what have emerged as the standard APIs for 3D acceleration. Microsoft's Direct3D has emerged as the standard API for the mainstream PC platform and Silicon Graphics, Inc.'s ("Silicon Graphics") OpenGL emerged as the standard API for high-performance 3D graphics. S3 intends to support its proprietary API, OpenGL, Direct3D and third-party APIs based on market acceptance of such APIs and S3's needs to support and promote new features of future accelerators. S3 has developed an OpenGL driver for the ViRGE, Trio and Savage family of 2D/3D accelerators to support CAD/engineering, modeling/rendering and other high-end 3D applications traditionally supported on workstation platforms. In August 1997, the Company and Silicon Graphics announced a long term licensing agreement whereby S3 will distribute OpenGL. The Company will provide its OEM customers with source and object code for OpenGL, a proven, highly versatile 2D and 3D graphics API that enables PC, workstation and supercomputing hardware vendors to provide high-performance graphics solutions.

  FUTURE ACCELERATORS AND SOFTWARE

     The Company has in development several graphics and video accelerators and related software products for currently scheduled introduction throughout 1999. S3 believes that its extensive software, systems and silicon expertise, use of advanced design tools, centralized engineering group with strong design expertise and close working relationships with strategic customers and software developers should position the Company to continue to rapidly and cost-effectively define, develop and market advanced accelerators and related software for the PC market. The Company analyzes and uses industry tools such as Ziff Davis 3-D benchmark, 3-D

Winbench 98 and other independent benchmarking software in its efforts to provide the highest level of accelerator and feature compliance. In future products, the Company plans to be fully compliant with the graphics initiative from Intel for AGP as defined by the PC98 and PC99 system design guides, which are a reference for designing PCs and peripherals for the Microsoft Windows family of operating systems and are primarily driven by Microsoft, Intel and other industry leaders.

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

SALES, MARKETING AND DISTRIBUTION

     S3 markets and distributes its products through a direct sales organization supported by field applications engineers, as well as through a network of independent manufacturers' representatives and regional distributors. In North America, the Company uses a combination of independent manufacturers' representatives and a direct sales force operating from the Company's sales offices in California, Georgia, North Carolina and Texas. In Asia, the Company operates from sales and distribution offices in Hong Kong, Japan, Singapore and Taiwan, and through manufacturers' representatives and local distributors located in Hong Kong, Japan, Korea and Taiwan. In Europe, the Company uses organizations that are both manufacturers' representatives and distributors in France, Germany and the United Kingdom. The loss of one or more representatives could have an adverse effect on the Company's operating results. The Company has a global shipment program pursuant to which certain finished products are shipped directly to customers from the Company's independent assembly and testing houses. This program is intended to provide more timely delivery of such products to those customers by eliminating the intermediate step of shipping finished products to the Company's Santa Clara, California facility for repackaging and reshipment.

     The Company sells multimedia accelerators to original equipment manufacturers, third party subsystem manufacturers, motherboard manufacturers and distributors. Sales to these customers are typically made pursuant to specific purchase orders, which are cancelable without significant penalties. In 1998, three customers, Synnex Technology, Inc. ("Synnex"), IBM Corporation and Promate Electronics Co., accounted for 39%, 14% and 13%, respectively, of net sales. In 1997, three customers, Synnex, CNW International Limited, and Compaq Computer Corporation, accounted for 20%, 13% and 12%, respectively, of net sales. In 1996, two customers, Diamond Multimedia Systems, Inc., and Synnex, accounted for 16% and 15%, respectively, of net sales. Synnex, CNW International Limited and Promate Electronics Co. are distributors. The Company expects a significant portion of its future sales to remain concentrated within a limited number of strategic customers. There can be no assurance that the Company will be able to retain its strategic customers or that such customers will not otherwise cancel or reschedule orders, or in the event of canceled orders, that such orders will be replaced by other sales. In addition, sales to any particular customer may fluctuate significantly from quarter to quarter. The occurrence of any such event could have a material adverse effect on the Company's operating results. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors That May Affect Our Results -- We Have Significant Exposure to International Markets."

     Export sales accounted for 89%, 70% and 58%, of net sales in 1998, 1997 and 1996 respectively. Approximately 29% of export sales in 1998 were to affiliates of United States customers. Due to its export sales, the Company is subject to the risks of conducting business internationally, including those set forth under " Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors That May Affect Our Results -- We Have Significant Exposure to International Markets."

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

     The Company works closely with its customers in tracking the progress of its product designs, providing applications design support and upgrading the customers' software to provide the latest enhancements. The Company believes that close contact with its customers not only improves their level of satisfaction, but also provides important insights into defining the system requirements for next generation accelerators and related software products.

MANUFACTURING AND DESIGN METHODOLOGY

     The Company currently relies on two independent foundries to manufacture all of its products. The Company's strategy is to utilize a number of qualified foundries that it believes provide cost, technology or capacity advantages for specific products. This "fabless" strategy allows the Company to avoid the significant capital investment to construct an in-house wafer fabrication facility and is a well entrenched business model within the semiconductor industry. As a result, the Company is able to focus its resources on product design and development, quality assurance, marketing and customer support. The Company's accelerators are currently manufactured using a five level metal complementary metal oxide semiconductor ("CMOS") process with line geometries as small as 0.25 micron. The Company will utilize a six level metal CMOS process with 0.18 micron line geometries for certain of its products scheduled for 1999 production. In order to provide increased functionality to meet the needs of the multimedia market without substantially increasing die size, the Company's products will have to be manufactured using increasingly smaller line geometries. The Company designs its products using proprietary circuit modules that are scalable in size to enable more rapid adoption of smaller line geometry manufacturing processes and a common design rule approach to operate within the process parameters of multiple foundries. Multiple sources for certain products increase the Company's ability to supply its customers with those products and reduce the Company's dependence on any single foundry. However, the Company has not developed alternate sources of supply for certain products, and its newly introduced products are typically produced initially by a single foundry until alternate sources can be qualified. The Company currently has long-term manufacturing capacity arrangements with two suppliers as described below. The Company conducts business with one of its current foundry suppliers by delivering written purchase orders specifying the particular product ordered, quantity, price, delivery date and shipping terms and, therefore, this foundry is not obligated to supply products to the Company for any specific period, in any specific quantity or at any specified price, except as may be provided in a particular purchase order. To the extent a foundry terminates its relationship with the Company or should the Company's supply from a foundry be interrupted or terminated for any other reason, such as a natural disaster, the Company may not have a sufficient amount of time to replace the supply of products manufactured by that foundry.

     Historically, certain subcontract suppliers have also provided packaging and testing for the Company's products and other activities necessary to deliver finished products. The Company pays those suppliers for assembled or fully tested products meeting predetermined specifications. In the assembly process, the silicon wafers are separated into individual die after wafer level testing that are then assembled into packages and tested in accordance with the Company's test procedures. Following assembly, the packaged devices are further tested and inspected pursuant to the Company's quality assurance program before shipment to customers. Due to increasing complexity and high pin counts required by the Company's products, the Company is increasing its use of Ball Grid Array ("BGA") packaging. This package technology is now widely sourced in the industry and the Company presently has three sources of supply qualified and in production. To ensure the integrity of its foundries' quality assurance procedures, the Company develops detailed test procedures and specifications for each product and requires the foundry to use those procedures and specifications before shipping finished products or wafers. Product returns to date have not been significant.

     In 1995, the Company entered into two long-term manufacturing capacity arrangements. The Company entered into an agreement with United Microelectronics Co., Ltd. ("UMC") and Alliance Semiconductor Corporation to form United Semiconductor Corporation ("USC"), a separate Taiwanese company, for the purpose of building and managing a semiconductor manufacturing facility in the Science-Based Industrial Park in Hsin Chu City, Taiwan. The facility began production utilizing advanced submicron semiconductor manufacturing processes in 1996. The Company has the right to purchase 31.25% of the output from the foundry. See Note 3 of Notes to Consolidated Financial Statements for a description of the sale of a portion of the Company's investment in USC. In addition, the Company expanded and formalized its relationship with Taiwan Semiconductor Manufacturing Company ("TSMC") to provide additional capacity over the 1996 to 2000 timeframe. The agreement with TSMC requires the Company to make certain annual advance payments to be applied against the following year's capacity. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

     There can be no assurance that the Company will obtain sufficient sources of supply of product to meet customer demand in the future. Obtaining sufficient foundry capacity is particularly difficult during periods of high growth, and may become substantially more difficult if the Company's product requirements increase significantly. In addition, because the Company must order products and build inventory substantially in advance of product shipments, there is a risk that the Company will forecast incorrectly and produce excess or insufficient inventories of particular products. This inventory risk is heightened because certain of the Company's key customers place orders with short lead times. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors That May Affect Our Results -- We are a Fabless Semiconductor Company and Depend on Independent Foundries for the Manufacture of Our Products."

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

RESEARCH AND DEVELOPMENT

     The Company believes that continued timely development and introduction of new products are essential to maintaining its competitive position. The Company currently conducts most of its product development effort in-house and, at December 31, 1998, had a staff of 276 research and development personnel, of whom approximately 34% are involved in software development. The Company also employs outside consultants to assist with software testing. The Company is focusing its current development efforts primarily on the development of enhanced versions of its existing family of graphics and multimedia accelerators and adding new functionality to its products for business desktop, mobile and home PC markets. In addition, the Company intends to continue to devote significant resources to the development of a broad range of high-performance software drivers to support its products. During 1998, 1997 and 1996, the Company spent approximately $78.6 million, $78.6 million and $63.4 million, respectively, on research and development activities.

COMPETITION

     The markets in which the Company competes are extremely competitive and the Company expects that competition will increase. The principal factors of competition in the Company's markets include performance, product features, product availability, price, quality, timing of new product introductions by the Company and its competitors, the emergence of new graphics and PC standards and customer support. Price competition in the industry is intense and may increase, which may have a material adverse effect on the

Company's operating results. There can be no assurance that the Company will be able to compete successfully as to price or any of these other factors.

     The market for the Company's products is extremely competitive and is characterized by declining selling prices over the life of a particular product and rapid technological changes. The Company's principal competitors for graphics accelerators include 3DFX Interactive Inc., ATI Technologies, Inc., Intel Corporation, Matrox Graphics Inc., NVIDIA Corporation and Trident Microsystems, Inc. The Company's principal competitors in the multimedia market include the companies named in the preceding sentence and a number of smaller companies which may have greater flexibility to address specific market needs. Potential competitors in these markets include both large and emerging domestic and foreign semiconductor companies. In particular, there is a significant number of established and emerging companies that have developed, are developing or have announced plans to develop 3D graphics chips. There can be no assurance that the Company's product offerings to address the demand for the next generation of 2D/3D accelerators will be competitive, and if such product offerings are not competitive, the Company's results of operations in 1999 and future periods could be materially and adversely affected. The Company's current products do not address the high performance segment of the market, which has resulted in substantial pricing and margin pressures on the Company's products and adversely affected the Company's recent results of operations. The entry of additional competitors into the 2D/3D accelerator market has resulted in and is expected to continue to result in pricing pressures on average selling prices of the Company's products. To the extent the Company expands its product line to add products with additional functionality, it will encounter substantial competition from established semiconductor companies and may experience competition from companies designing chips based on different technologies. Furthermore, the need of PC manufacturers to rapidly introduce a variety of products aimed at different segments of the PC market may lead to the shift by such system OEMs to the purchase of graphics and multimedia add-in cards provided by others. Certain of the Company's competitors supply both add-in cards and accelerator chips, which may provide those competitors with an advantage over suppliers such as the companies that supply only accelerator chips. In addition, certain of the Company's potential competitors that supply add-in cards and/or motherboards, such as Intel, may seek to use their card/board business to leverage the startup of their graphics accelerator business. Certain of the Company's current and potential competitors have greater technical, manufacturing, financial and marketing resources than the Company. The Company believes that its ability to compete successfully depends upon a number of factors both within and outside of its control, including product performance, product features, product availability, price, quality, timing of new product introductions by the Company and its competitors, the emergence of new graphics and PC standards, customer support and industry and general economic trends. There can be no assurance that the Company will have the financial resources, technical expertise or marketing, distribution and support capabilities to compete successfully. The Company's future success will be highly dependent upon the successful development and introduction of new products that are responsive to market needs. There can be no assurance that the Company will be able to successfully develop or market any such products.

LICENSES, PATENTS AND TRADEMARKS

     The Company has filed several United States patent applications for its technology and to date has been issued 16 United States patents. The Company has also built its patent portfolio substantially through acquisitions. In 1997, the Company acquired certain microprocessor patents from Exponential Technology Inc. In January 1998, the Company entered into a patent purchase and cross-licensing agreement with Cirrus Logic, Inc. pursuant to which the Company purchased 10 graphics patents and 25 graphics patent applications and cross-licensed other graphics-related technology. Since the purchase date, 11 of these patent applications have become issued patents. The Company attempts to protect its trade secrets and other proprietary information through agreements with its customers, suppliers, employees and consultants, and through other security measures. Although the Company intends to protect its rights vigorously, there can be no assurance that these measures will be successful or that any issued patents will provide the Company with adequate protection with respect to the covered products, technology or processes.

     The Company has applied to the United States Patent and Trademark Office for registration of a number of trademarks and also holds common law rights in a number of trademarks. A U.S. trademark registration has been issued to the Company for the marks S3, S3 (stylized), S3 ON BOARD, S3 ON BOARD and Design, S3D(stylized), Trio, True Acceleration and ViRGE.

     The S3 corporate logo, the Aurora family of marks, Cooperative Accelerator Architecture, Burst Command Interface, DuoView, InfiniPatch, InfiniRate, Innovations In Acceleration, No Compromise Acceleration, No Compromise Integration, QuickRamp, RIO!, S3FM, S3RAM, S3S, SAVAGE3D, SAVAGE4, Scenic Highway, Sight. Sound. Speed., Silicon Film, SmartFilter, Streams Processor, the Trio family of marks, TV-Tuner and the ViRGE family of marks are trademarks of the Company. The Company has also applied for trademark registration of some of its trademarks in certain foreign jurisdictions. There can be no assurance that the Company will obtain the registrations for which it has applied. Other trademarks referenced in this document are owned by their respective companies.

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

EMPLOYEES

     At December 31, 1998, the Company employed 434 individuals, of whom 34 were employed in operations, 276 in research and development, 61 in sales, marketing and technical support and 63 in administration and other support functions. Competition for personnel in the semiconductor, software and the PC industry in general is intense. The Company believes that its future success will depend, in part, on its ability to continue to attract, train, motivate, retain and manage highly skilled technical, marketing and management personnel. None of the Company's employees is represented by a labor union or is subject to a collective bargaining agreement. The Company believes that its relations with its employees are good.

ITEM 2. PROPERTIES.

     In December 1995, the Company entered into a limited partnership arrangement with a developer to obtain a ground lease and develop and operate the Company's future Santa Clara facilities. In January 1997, the Company relocated its principal administrative, sales, marketing, research and development facility consisting of approximately 300,000 square feet of space in two buildings located in Santa Clara, California, the initial phase of the development. This space is leased for an initial 12-year term. In October 1998, the Company sublet one of the buildings for the remaining term of the lease. The Company had an option, which expired in January 1999, to build an additional two buildings comprising approximately 300,000 square feet. In January 1999, the Company entered into a demand for arbitration related to the option. The demand for arbitration arose out of the disputed exercise date of the option. The Company believes that it exercised the option in December 1998 and the developer believes that the Company's option was not exercised.

     The Company has vacated its previous Santa Clara facilities prior to the expiration of their lease terms in order to occupy the new facilities. The previous facilities consisted of approximately 159,000 square feet in four buildings in Santa Clara, California. The Company has sublet two of the buildings and terminated the leases on the remaining two buildings. The Company also leases office space in Texas, Hong Kong, Japan, Taiwan and a warehouse in Singapore in order to provide sales, distribution and technical support to customers in the United States and Asia. The facilities leased are currently sufficient for the Company's operations.

     In connection with the Company's investment in the real estate partnership, in February 1997 the real estate partnership obtained permanent nonrecourse financing for the construction of the Santa Clara facilities. The Company is not a guarantor on the permanent financing.

ITEM 3. LEGAL PROCEEDINGS.

     Since November 1997, a number of complaints have been filed in federal and state courts seeking an unspecified amount of damages on behalf of an alleged class of persons who purchased shares of the Company's common stock at various times between April 18, 1996 and November 3, 1997. The complaints name as defendants the Company, certain of its officers and former officers and certain directors of the Company, asserting that they violated federal and state securities laws by misrepresenting and failing to disclose certain information about the Company's business. In addition, certain stockholders have filed derivative actions in the state courts of California and Delaware seeking recovery on behalf of the Company, alleging, among other things, breach of fiduciary duties by such individual defendants. The derivative cases in California state court have been consolidated, and plaintiffs have filed a consolidated amended complaint. The court has entered a stipulated order in those derivative cases suspending court proceedings and coordinating discovery in them with discovery in the class actions in California state courts. On plaintiffs' motion, the federal court has dismissed the federal class actions without prejudice. The class actions in California state court have been consolidated, and plaintiffs have filed a consolidated amended complaint. The Company has answered that complaint. Discovery is pending. While management intends to defend the actions against the Company vigorously, there can be no assurance that an adverse result or settlement with regards to these lawsuits would not have a material adverse effect on the Company's financial condition or results of operations.

     The Company has received from the United States Securities and Exchange Commission a request for information relating to the Company's restatement announcement in November 1997. The Company has responded and intends to continue to respond to such requests.

     The semiconductor industry is characterized by frequent litigation regarding patent and other intellectual property rights. The Company is party to various claims of this nature. Although the ultimate outcome of these matters is not presently determinable, management believes that the resolution of all such pending matters will not have a material adverse effect on the Company's financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers of the Company and their ages as of March 31, 1999 are as follows:

             NAME                AGE
             ----                ---
Kenneth F. Potashner             41    President and Chief Executive Officer,
                                       Chairman of the Board
Walter D. Amaral                 47    Sr. Vice President Finance, Chief Financial
                                       Officer
Daniel A. Karr                   39    Vice President of Sales
Paul G. Franklin                 55    Sr. Vice President of Operations

     Mr. Kenneth F. Potashner joined the Company as Chairman of the Board, Chief Executive Officer and President of the Company in November 1998. From April 1996 to November 1998, Mr. Potashner served as President, Chief Executive Officer and Chairman of Maxwell Technologies, Inc., an electronics computer company. Mr. Potashner served as Executive Vice President, Operations and General Manager of the Disk

Driver Operations at Conner Peripherals, Inc. from 1994 to 1996. Prior to 1994, Mr. Potashner held various management positions at Quantum Corporation, Digital Equipment Corporation and Texas Instruments Incorporated. Mr. Potashner holds a B.S.E.E. from Lafayette College and an M.S.E.E. from Southern Methodist University. Mr. Potashner is also a member of the Board of Directors of Maxwell Technologies, Inc., Newport Corporation and High Technology Solutions.

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

     Mr. Karr, Vice President of Sales, joined the Company in April 1996. From January 1988 to April 1996, Mr. Karr held various positions at Cirrus Logic, Inc., a manufacturer of integrated circuits, where he was most recently Sales Director. From May 1985 to January 1988, Mr. Karr held marketing and technical support positions at Adaptec, Inc., a supplier of bandwidth management solutions, where he was most recently Product Manager. Mr. Karr earned a B.A. in Physics and Mathematics from Linfield College.

     Mr. Franklin, Senior Vice President of Operations, joined the Company in September 1992. From March 1991 to September 1992 he was a consultant to the Company. Mr. Franklin was a consultant for a number of semiconductor companies from January 1990 through March 1991. From March 1986 to December 1989, Mr. Franklin was Vice President of Operations of Actel Corporation, a supplier of field programmable gate arrays. Prior to 1986 Mr. Franklin held various management positions at Monolithic Memories Inc., a supplier of semiconductor memories and programmable logic.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Company's common stock is traded on the Nasdaq National Market under the symbol "SIII". See "Selected Quarterly Consolidated Financial Data (Unaudited)" in "Item 8. -- Financial Statements and Supplementary Data" for the range of high and low closing sales prices for the common stock on the Nasdaq National Market, as reported by Nasdaq.

     In December 1998, the Company entered into an agreement pursuant to which it agreed to issue to Intel Corporation a warrant to purchase 1,000,000 shares of the Company's Common Stock at an exercise price of $9.00 per share. The purchase price for the warrant was $990,000. The warrant expires in December 2000. The Company relied upon the exemption provided by Section 4(2) of the Securities Act of 1933, as amended (the "Act"), because the transaction did not involve a public offering and the purchaser represented that it was an "accredited investor" as such term is defined in rules of the SEC promulgated under the Act.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA.

                                                           YEARS ENDED DECEMBER 31,
                                             -----------------------------------------------------
                                               1998        1997       1996       1995       1994
                                             ---------   --------   --------   --------   --------
                                              (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS AND RATIOS)
STATEMENT OF INCOME DATA
Net sales..................................  $ 224,639   $436,359   $439,243   $316,309   $140,309
Gross margin (loss)........................     (2,072)   135,174    168,876    126,542     42,334
Research and development expenses..........     78,566     78,612     63,382     42,080     17,913
Selling, marketing and administrative
  expenses.................................     41,926     55,879     48,800     33,510     18,310
Other operating expense(1).................     41,335     17,180         --         --         --
Income (loss) from operations..............   (163,899)   (16,497)    56,694     50,952      6,111
Net income (loss)..........................  $(113,204)  $  8,878   $ 41,588   $ 35,374   $  5,502
Net income per share
  Basic....................................  $   (2.22)  $   0.18   $   0.88   $   0.83   $   0.15
  Diluted(2)...............................  $   (2.22)  $   0.17   $   0.81   $   0.75   $   0.14
Shares used in computing per share amounts:
  Basic....................................     51,078     49,519     47,460     42,691     36,032
  Diluted(2)...............................     51,078     51,740     52,451     47,013     39,621
Ratio of earnings to fixed charges(3)......         --         --      23.68x        --     165.98x
BALANCE SHEET DATA
Cash and equivalents.......................  $  31,022   $ 90,484   $ 94,616   $ 69,289   $ 25,772
Short-term investments.....................     88,553     27,186     62,768     24,630      8,800
Working capital............................    152,244    209,993    225,550    144,620     59,727
Total assets...............................    325,801    492,854    485,172    321,643     89,460
Long-term obligations......................     13,837     27,070     20,852     24,761        813
Convertible subordinated notes.............    103,500    103,500    103,500         --         --
Stockholders' equity.......................  $ 163,530   $270,840   $260,321   $205,864   $ 68,878

---------------
(1) Other operating expense for 1998 includes a write-off of acquired technologies of $8.0 million, a charge for impairment of long-lived assets of $27.2 million and a restructuring charge of $6.1 million. Other operating expense for 1997 includes a charge for impairment of long-lived assets of $17.2 million.

(2) Diluted earnings per share includes the effect of incremental shares issuable upon the conversion of the convertible subordinated notes, the dilutive effect of outstanding options and an adjustment to net income for the interest expense (net of income taxes) related to the notes unless the impact of such conversion is anti-dilutive. The effect of the conversion was anti-dilutive in 1998.

(3) For purposes of calculating the ratio of earnings to fixed charges, (i) earnings consist of consolidated income before income taxes and equity in net income of joint venture plus fixed charges and (ii) fixed charges consist of interest expense incurred and the portion of rental expense under operating leases deemed by the Company to be representative of the interest factor. Earnings were insufficient to cover fixed charges in the years ended December 31, 1998 and 1997, as evidenced by the less than 1:1 coverage ratio. Additional earnings of $142.6 million and $18.6 million were necessary to provide a 1:1 coverage ratio for December 31, 1998 and 1997, respectively. The Company had no fixed charges in 1995.

ITEM 7.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     When used in this discussion, the words "expects," "anticipates," "estimates" and similar expressions are intended to identify forward-looking statements. Such statements, which include statements concerning the timing of availability and functionality of products under development, product mix, trends in average selling prices, trends in the PC market, the percentage of export sales and sales to strategic customers and the availability and cost of products from the Company's suppliers, are subject to risks and uncertainties, including those set forth below under "Factors That May Affect Our Results," that could cause actual results to differ materially from those projected. These forward-looking statements speak only as of the date hereof. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any statement is based.

RESULTS OF OPERATIONS

     The following table sets forth for the years indicated certain financial data as a percentage of net sales:

                                                       YEARS ENDED DECEMBER 31,
                                                      --------------------------
                                                       1998      1997      1996
                                                      ------    ------    ------
Net sales...........................................  100.0%    100.0%    100.0%
Cost of sales.......................................  100.9      69.0      61.6
                                                      -----     -----     -----
Gross margin (loss).................................   (0.9)     31.0      38.4
Operating expenses:
  Research and development..........................   35.0      18.0      14.4
  Selling, marketing and administrative.............   18.7      12.8      11.1
  Other operating expense...........................   18.4       4.0        --
                                                      -----     -----     -----
          Total operating expenses..................   72.1      34.8      25.5
                                                      -----     -----     -----
Income (loss) from operations.......................  (73.0)     (3.8)     12.9
  Gain on sale of joint venture.....................   11.8        --        --
  Other income (expense)............................   (2.3)     (0.5)      0.5
                                                      -----     -----     -----
Income (loss) before income taxes and equity in
  income of manufacturing joint venture.............  (63.5)     (4.3)     13.4
Provision (benefit) for income taxes................   (5.3)     (2.0)      4.5
                                                      -----     -----     -----
Income (loss) before equity in income of
  manufacturing joint venture.......................  (58.2)     (2.3)      8.9
Equity in income from manufacturing joint venture...    7.8       4.3       0.6
                                                      -----     -----     -----
Net income (loss)...................................  (50.4)%     2.0%      9.5%
                                                      =====     =====     =====

NET SALES

     The Company's net sales to date have been generated from the sale of its graphics and multimedia accelerators. The Company's products are used in, and its business is dependent on, the personal computer industry with sales primarily in the U.S., Asia and Europe. Net sales were $224.6 million in 1998, a decrease of 49% from $436.4 million in 1997. Net sales for 1998 consisted primarily of the Company's 2D and 3D products. Sales decreased from 1997 to 1998 because of declining unit average selling prices due to aggressive pricing from certain of the Company's competitors, the sale of older generation products at lower prices, a significant decrease in unit volumes and the lack of products available at the high end of the market. The Company expects that the percentage of its net sales represented by any one product or type of product may change significantly from period to period as new products are introduced and existing products reach the end of their product life cycles. Due to competitive price pressures, the Company's products experience declining unit average selling prices over time, which at times can be substantial. The Company's Savage4 family of products is expected to address the mainstream graphics market.

     Net sales were $436.4 million in 1997, a 1% decrease from $439.2 million in 1996. Net sales for 1997 consisted primarily of the Company's ViRGE and Trio families of integrated accelerators. The decrease in sales from 1996 to 1997 was a result of declining unit average selling prices due to aggressive pricing from certain of the Company's competitors as well as the sale of older generation products, offset by an increase in unit shipments.

     The Company's ViRGE family of 2D/3D and Trio 3D accelerators continue to experience decreases in average selling prices. As a result of the entry of competitors into the 3D acceleration market, the Company has experienced and anticipates that it may continue to experience increased pricing pressures on average selling prices for the ViRGE family of 2D/3D and Trio 3D accelerators. If the Company is unable to introduce and successfully market higher performance products, if the Company's products do not achieve market acceptance or if the pricing pressures increase above normal anticipated levels, the Company's operating results could be adversely affected.

     Export sales accounted for 89%, 70% and 58% of net sales in 1998, 1997 and 1996 respectively. Approximately 29% of export sales in 1998 were to affiliates of United States customers. The Company expects that export sales will continue to represent a significant portion of net sales, although there can be no assurance that export sales as a percentage of net sales will remain at current levels. All sales transactions are denominated in U.S. dollars.

     Three customers accounted for 39%, 14% and 13% of net sales in 1998. Three customers accounted for 20%, 13% and 12% of net sales in 1997. Two customers accounted for 16% and 15% of net sales in 1996. The Company expects a significant portion of its future sales to remain concentrated within a limited number of strategic customers. Sales to any particular customer may fluctuate significantly from quarter to quarter. The Company's largest customer in 1998 was the Company's largest Asian distributor, and more than 50% of the Company's 1998 net sales were made through distributors.

GROSS MARGIN

     The Company had a negative gross margin percentage of 1% in 1998 and gross margin percentages of 31% and 38% in 1997 and 1996, respectively. The negative gross margin in 1998 was impacted by decreases in overall average selling prices of the ViRGE and Trio family of accelerators. Also impacting the negative gross margin were charges for excess and obsolete inventory, lower of cost or market reserves established for the Company's 2D and 3D products, a $4.0 million charge for underutilized prepaid production capacity and yield losses.

     The gross margin in 1997 was impacted by decreases in overall average selling prices of the 64-bit Trio family and ViRGE family of accelerators, which resulted in part from the increased proportion of the Company's export sales to Asian customers and the substantial price competition experienced in the Asian market. In addition, the Company did not offer products addressing the high performance 3D acceleration market, which adversely affected the Company's gross margin. These factors were offset in part by the decrease in unit average costs resulting from the Company's foundries' conversion to 8-inch wafer utilizing .35 micron technology.

     In the future, the Company's gross margin percentages may be affected by increased competition and related decreases in the unit average selling prices (particularly with respect to older generation products), timing of volume shipments of new products, the availability and cost of products from the Company's suppliers, changes in the mix of products sold, the extent to which the Company forfeits or utilizes its production capacity rights with TSMC, the extent to which the Company will incur additional licensing fees and shifts in sales mix between add-in card and motherboard manufacturers and systems OEMs. The Company expects gross margin to increase in 1999 as the result of new product introductions.

RESEARCH AND DEVELOPMENT EXPENSES

     The Company has made and intends to continue to make significant investments in research and development to remain competitive by developing new and enhanced products. Research and development expenses were $78.6 million in 1998, $78.6 million in 1997 and $63.4 million in 1996. Research and development expenses for 1998 reflect approximately $3.0 million in charges for the Company's discontinued audio and communications product lines and the write-offs of idle, excess and obsolete capital equipment associated with research and development projects terminated during the year. Excluding these charges, research and development expenses decreased from 1997 to 1998 as a result of reductions in engineering staff due to discontinuing certain product lines during the year. The increase in research and development expenses from 1996 to 1997 reflect additions to the Company's engineering staff and initial product verification and nonrecurring engineering expenses related to the introduction of new products, including product development for the desktop, mobile and home PC markets. The Company expects research and development expenses in absolute dollars to decrease in 1999.

SELLING, MARKETING AND ADMINISTRATIVE EXPENSES

     Selling, marketing and administrative expenses were $41.9 million in 1998, $55.9 million in 1997 and $48.8 million in 1996. Selling, marketing and administrative headcount decreased by 33% and commission expense decreased by approximately $7.0 million from 1997 to 1998. From 1996 to 1997 selling, marketing and administrative headcount increased by 8% and marketing spending increased $3.2 million which included costs associated with the introduction of new products.

OTHER OPERATING EXPENSE

     Other operating expense in 1998 includes a write-off of acquired technologies of $8.0 million, a charge for impairment of long-lived assets of $27.2 million and a restructuring charge of $6.1 million.

     In January 1998, the Company entered into a $40.0 million technology exchange with Cirrus Logic, Inc. to obtain graphic functionality technologies. As a result of the exchange, the Company acquired the technology covered by 10 graphic patents and 25 graphic patent applications, as well as cross-licensed Cirrus Logic's remaining patents. Under the terms of the cross-licensing provisions, the Company and Cirrus Logic have a perpetual license to each other's graphic patents and additional licenses with respect to the other party's patents for agreed upon periods of time. The Company wrote-off $8.0 million of the value of the acquired technologies that were not realizable based on estimated cash flows from the sale of products currently sold by the Company. The remaining $32.0 million intangible asset was being amortized to cost of sales based on the estimated lives of the currently utilized core technologies, which was generally five years until the fourth quarter of 1998.

     During the fourth quarter of 1998, management reevaluated the carrying value of the intangible assets recorded in connection with the technology exchange with Cirrus Logic, Inc., and related to the patents obtained from Brooktree, as well as other long-lived assets, including property and equipment. This revaluation was necessitated by management's determination based on recent results of operations and that the future expected sales and cash flows for the Company's operations would be substantially lower than had been previously expected by management. Expected undiscounted future cash flows were not sufficient to recover the carrying value of such assets. Accordingly, an impairment loss of $27.2 million, representing the excess of the carrying value over the estimated fair value of the assets, was recognized for write-downs of a substantial portion of the intangible assets. The estimated fair value of the intangible assets was based on management's best estimate of the patent portfolio based on a comparison to other graphics technology portfolios in the marketplace. The Company determined that no write-down of property and equipment was necessary at December 31, 1998 based on its estimate of the fair value of such assets. Due to technological changes in the graphics marketplace, the Company concluded it should accelerate its amortization of its remaining patent portfolio, of approximately $4.0 million, over the current estimated life of the currently utilized core technologies, which is two years.

     In July 1998, the Company implemented a restructuring plan in order to align resources with a new business model and to lower the Company's overall cost structure. In connection with the restructuring, the Company reduced its headcount and consolidated facilities. Severance and related benefits represented the reduction of approximately 70 employees, of which 69 have been paid and separated from the Company as of

December 31, 1998. All severance packages will be paid by the end of the second quarter of 1999. The number of temporary employees and contractors used by the Company was also reduced. The restructuring expense included the write-off and write-down in carrying value of equipment, which consists primarily of workstations, personal computers and furniture, that will no longer be utilized in the Company's operations. These assets were written down to their estimated fair value less cost to sell. Facility closure expenses were incurred as a result of the Company's plan to vacate one of two leased buildings at the Company's headquarters facility and include leasehold improvements, furniture, fixtures and network costs. The Company plans to complete its move by the end of the second quarter of 1999.

     During the fourth quarter of 1997, the Company wrote-off approximately $17.2 million of intangible assets including certain licenses, patents and other technology, as a result of management's decision to focus attention on the core graphics business. As a result of this decision, no future cash flows were expected related to these assets.

GAIN ON SALE OF MANUFACTURING JOINT VENTURE

     On December 31, 1997, the Company entered into an agreement with UMC to sell to UMC 80 million shares of stock of USC for a purchase price of 2.4 billion New Taiwan dollars. The Company received the purchase price (approximately $68.0 million in cash) in January 1998 upon closing. The gain on the sale of stock in USC was $26.6 million.

OTHER INCOME (EXPENSE), NET

     Other expense, net, increased in 1998 to $5.3 million from $2.1 million in 1997. The increase was primarily the result of write-offs of certain equity investments in technology companies. Other expense, net, decreased in 1997 to $2.1 million of expense from $2.2 million of income in 1996. The decrease is attributable to the interest expense incurred on $103.5 million aggregate principal amount of convertible subordinated notes, which were issued by the Company in September 1996, as well as lower average cash and short-term investments balances, which resulted in a decrease in interest income.

INCOME TAXES

     The Company's effective tax rate for 1998 was a benefit of 8.4%, compared to the 46% and 34% effective tax rates for 1997 and 1996, respectively. The effective tax rate for 1998 reflects the expected benefits of current year loss carrybacks net of the establishment of a valuation allowance in 1998 against the beginning of the year balance of net deferred tax assets. The 1997 tax rate reflects the full benefit of operating losses at statutory rates plus the benefit of tax credits generated.

LIQUIDITY AND CAPITAL RESOURCES

     Cash and equivalents and short-term investments increased in 1998 by $1.9 million to $119.6 million from $117.7 million at the end of 1997. The Company used $9.3 million for operating activities and used $38.9 million for investing activities in 1998. In addition, the Company used $11.3 million of cash for financing activities.

     Cash used for operating activities was $9.3 million in 1998, as compared to $18.8 million in 1997. The Company's operating loss of $113.2 million was offset by non cash charges including deferred income taxes, depreciation, amortization, loss on the disposal of equipment, write-off of prepaid production capacity, the utilization of production capacity rights, write-off of impaired assets and the write-off of acquired technologies. The Company sold a portion of its interest in USC during 1998 and recognized a gain of $26.6 million. In addition the Company recognized $17.5 million in income from their 15.75% equity investment in USC. The non cash charges were offset by decreases in accounts receivable and inventories of $36.8 million and $60.5 million, respectively. Accounts receivable decreased as a result of lower net sales by the Company while inventories decreased as the result of lower production volumes and charges taken during 1998 for excess and obsolete inventory, lower of cost or market reserves and yield losses. Accounts payable decreased as a direct result of lower inventory purchases.

     Cash used for operating activities was $18.8 million in 1997, as compared to cash provided by operating activities of $34.2 million in 1996. The decrease in 1997 was due to lower net income, an increase in inventories, prepaid expenses and other and a decrease in accounts payable, partially offset by a write-off of impaired assets and a decrease in accounts receivable. The increase in inventories was due to the Company's effort to reduce the amount of inventory in the channel, which resulted in increased inventories on hand at December 31, 1997. The decrease in accounts receivable was a result of lower sales in the fourth quarter of 1997 as compared to the fourth quarter of 1996.

     Investing activities for the years ended December 31, 1998, 1997 and 1996 used $38.9 million, $6.4 million and $120.5 million, respectively. The primary investing activities in 1998 included $40.0 million used in a patent purchase and cross-licensing agreement with Cirrus Logic, Inc., $5.9 million of property and equipment purchases, $125.4 million of short term investment purchases, offset by $66.7 million of maturities of short-term investments and $68.0 million from the sale of a portion of the Company's joint venture in USC. The Company's primary investing activities in 1997 included $30.3 million of property and equipment purchases, $16.4 million of short term investment purchases, offset by $55.7 million of maturities of short term investments. The primary investing activities in 1996 included $23.4 million of property and equipment purchases, $74.8 million of short term investment purchases and a $53.0 million investment in the USC joint venture offset by $36.6 million of maturities of short term investments. The Company expects capital requirements for 1999 to be consistent with those for 1998.

     Financing activities used cash of $11.3 million in 1998 and provided cash of $21.1 million and $111.6 million in 1997 and 1996, respectively. The decrease in 1998 was primarily the result of the $10.0 million repayment of notes payable. Financing activities in 1997 included the sales of common stock pursuant to employee stock option and stock purchase plans as well as $10.0 million in borrowings on notes payable. This $10.0 million source of funds in 1997 was repaid in 1998. The increase in 1996 primarily reflects the offering of $103.5 million aggregate principal amount of convertible subordinated notes completed in September 1996. Net proceeds from the sale of the notes were approximately $100.1 million.

     In 1995, the Company entered into two long-term manufacturing capacity arrangements. The Company entered into an agreement with UMC and Alliance Semiconductor Corporation to form USC, a separate Taiwanese company, for the purpose of building and managing a semiconductor manufacturing facility in the Science Based Industrial Park in Hsin Chu City, Taiwan, Republic of China. The Company invested $53.0 million in 1996 and $36.4 million in 1995 for its 23.75% equity interest. On December 31, 1997, the Company entered into an agreement with UMC to sell to UMC 80 million shares of stock of USC for a purchase price of 2.4 billion New Taiwan dollars. The Company received the purchase price (approximately $68.0 million in cash) in January 1998 upon closing. As a result of the January 1998 sale to UMC, S3's percentage ownership in USC decreased to 15.75%. Under the terms of the agreement, if at any time a "Liquidity Event" occurs, S3 will be entitled to receive, in addition to the initial payment of
2.4 billion New Taiwan dollars, a contingent payment of up to 19 New Taiwan dollars per share, or up to an additional 1.5 billion New Taiwan dollars (approximately U.S. $46.6 million at exchange rates prevailing on December 31, 1998). A "Liquidity Event" is defined as any event by which UMC, or its successor, will have the opportunity to receive value from transfer of its ownership of shares of stock in USC in an arms-length transaction other than by way of transfer to employees for incentives, whether or not UMC or its successor, in fact, participates in such opportunity. A Liquidity Event will include, for example, completion of a public offering of USC securities on a recognized securities exchange; a sale of USC stock owned by UMC (or by a UMC successor) in an arms-length transaction; or a sale of all or substantially all of the assets of USC. The facility commenced production utilizing advanced submicron semiconductor manufacturing processes in late 1996. The Company has the right to purchase up to 31.25% of the output from the foundry. In addition, the Company expanded and formalized its relationship with TSMC to provide additional capacity over the 1996 to 2000 timeframe. The agreement with TSMC requires the Company to make certain annual advance payments to be applied against the following year's capacity. The Company has signed promissory notes to secure these payments, which total $14.4 million as of December 31, 1998, over the term of the agreement. The Company made no payments in 1998, and paid $9.6 million in 1997 and $7.2 million in 1996. See Note 5 of Notes to Consolidated Financial Statements.

     Working capital at December 31, 1998 and December 31, 1997 was $152.2 million and $210.0 million, respectively. At December 31, 1998, the Company's principal sources of liquidity included cash and equivalents of $31.0 million and $88.6 million in short-term investments. At December 31, 1997, the Company's principal sources of liquidity included cash and equivalents of $90.5 million and $27.2 million in short-term investments. Additionally, the Company had a $75.0 million unsecured revolving line of credit at December 31, 1997. The line of credit was cancelled during 1998. In addition, the Company had available two separate secured equipment lines of credit totaling $10.0 million. The Company terminated these lines during 1998. The Company had $5.6 million outstanding under these secured equipment lines of credit at December 31, 1997. The Company was required to maintain certain financial covenants in connection with these lines of credit. See Note 5 of Notes to Consolidated Financial Statements. The Company believes that its available funds will satisfy the Company's projected working capital and capital expenditure requirements for at least the next 12 months, other than expenditures for future potential manufacturing agreements.

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

     The Company is currently a party to certain legal proceedings. Litigation could result in substantial expense to the Company. See "Item 3. Legal Proceedings."

YEAR 2000 COMPLIANCE

     As a result of computer programs being written using two digits, rather than four, to represent year dates, the performance of the Company's computer systems and those of its suppliers and customers in the Year 2000 is uncertain. Any computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in other normal business activities.

     The Company's plans to address the Year 2000 issue involve the following phases: (i) inventory/risk assessment, (ii) remediation, (iii) testing and (iv) full compliance and/or the creation of contingency plans. The Company has completed an inventory and assessment of its systems for Year 2000 readiness. The assessment indicated that most of the Company's significant information technology systems could be affected, particularly the general ledger, billing and inventory systems. That assessment also indicated that software and hardware (embedded chips) used in development, production and manufacturing systems also are at risk. Based on a review of its product line, the Company believes that its products do not require remediation to be Year 2000 compliant. Accordingly, the Company believes that the Company's products will not expose the Company to material Year 2000 related liabilities. The Company has also queried its significant supplier and subcontractors that do not share information systems with the Company ("external agents"). Although the Company is not aware of any external agent with a Year 2000 issue that would materially affect the Company's results of operations or financial condition, the failure of an external agent to be Year 2000 compliant could have a material adverse effect on the Company's results of operations or financial condition. The Company intends to periodically review its external agents to monitor their progress toward completion of their Year 2000 compliance.

     The Company has completed the remediation phase for its information technology systems and expects to complete software reprogramming and replacement in the first half of 1999. Once software is reprogram-med or replaced for a system, the Company begins testing and implementation. These phases run concurrently for different systems. To date, the Company has completed approximately 50% of its testing. Completion of the testing phase for all remediated systems is expected to occur by the first half of 1999, with all remediated systems fully tested and implemented by the second quarter of 1999. The Company's order entry system interfaces directly with significant third party vendors. The Company is in the process of working with third party vendors to ensure that the Company's systems that interface directly with third parties are Year 2000 compliant by the third quarter of 1999.

     The Company will utilize both internal and external resources to reprogram, or replace, test and implement its software and operating equipment for Year 2000 modifications. The Company believes that costs for remediation, testing and implementation are not significant.

     The Company currently has no contingency plans in place in the event it does not complete all phases of the Year 2000 program. The Company plans to evaluate the status of completion by the first half of 1999 and determine whether such a plan is necessary. The failure of either the Company's critical systems or those of its material third parties to be Year 2000 complaint would result in the interruption of its business, which could have material adverse affect on the results of operations or financial condition of the Company.

FACTORS THAT MAY AFFECT OUR RESULTS

OUR OPERATING RESULTS MAY FLUCTUATE

     Our operating results have in the past varied significantly and are expected to vary significantly in the future due to several factors, some of which are beyond our control. Those factors include:

     - changes in our pricing policies or those of our competitors or suppliers;

     - competitive pressures on average selling prices;

     - the availability and cost of products from our suppliers;

     - changes in the mix of products sold by us or in the mix of distribution channels through which those products are sold;

     - the timing of new product introductions by us or our competitors;

     - market acceptance of new or enhanced versions of our products;

     - disruptions in our production or shipping processes;

     - the gain or loss of significant customers;

     - seasonal customer demand;

     - the operating results of USC, our manufacturing joint venture; and

     - general economic conditions, including economic conditions in Asia in particular, that could affect the timing of customer orders and capital spending and result in order cancellations or rescheduling.

     Some or all of those factors could adversely affect demand for our products and, therefore, our operating results, in the future.

     In addition, we generally ship more products in the third month of each quarter than in either of the first two months of the quarter, with levels of shipment in the third month higher towards the end of the month. This pattern, which is common in the semiconductor industry, is likely to continue and makes future quarterly operating results less predictable.

WE MAY NOT RETURN TO PROFITABILITY

     We had a net loss of $113.2 million in 1998. Our net sales decreased 49% from 1997 to 1998 and we experienced a negative gross margin in 1998. These results occurred primarily because we did not offer competitive products in the high end of the graphics and multimedia accelerator market. As a result, our sales consisted of sales of primarily older generation and lower price products that were sold into markets that had significant price competition. We took a charge for excess and obsolete inventory. Our manufacturing yields were lower than expected which required us to take a charge for yield losses. We also took a $4.0 million charge for underutilized prepaid production capacity. We may not be able to return to profitability.

OUR PRODUCTS ARE SUBJECT TO SIGNIFICANT PRICING PRESSURES

     Prices for graphics accelerators tend to decline over time, and prices for newly introduced products are under significant pricing pressures due in part to aggressive pricing from some of our competitors. We have experienced and anticipate that we will continue to experience increased pricing pressures on average selling prices for our ViRGE, Trio and Savage families of accelerators.

WE HAVE ONLY RECENTLY STARTED TO OFFER A PRODUCT THAT SPANS ALL VOLUMES OF THE COMMERCIAL AND CONSUMER PC MARKET

     The graphics accelerator market is transitioning from 2D acceleration to 3D acceleration and products that compete in the high performance segment of that market have higher gross margins than products in the mainstream PC or in the sub-$1,000, or "segment zero," PC market. We commenced shipment of our Savage3D product during the third quarter of 1998. This product was intended to address the high performance 3D acceleration market. However, the Savage3D failed to achieve significant market acceptance. We have recently introduced our Savage4, which is designed to compete in multiple performance segments of the commercial and consumer PC markets of the 3D acceleration market. We do not know whether Savage4 will be able to compete successfully in that segment. If we are not able to introduce and successfully market higher performance products, our gross margin and profitability could be negatively affected.

WE MAY NOT ADEQUATELY FORECAST DEMAND FOR OUR PRODUCTS

     Because we are "fabless" and must order products and build inventory substantially in advance of product shipments, and because the markets for the our products are volatile and subject to rapid technological and price changes, we might forecast product demand incorrectly and produce excessive or insufficient inventories of particular products. In addition, our customers may change delivery schedules or cancel orders without significant penalty. If we produce excessive or insufficient inventories of particular products, our operating results could be negatively affected, as they were in 1998.

WE FACE SUBSTANTIAL COMPETITION

     The market for our products is extremely competitive and is characterized by declining selling prices over the life of a particular product and rapid technological changes. Our principal competitors for graphics accelerators include 3DFX Interactive, Inc., ATI Technologies, Inc., Intel Corporation, Matrox Graphics Inc., NVIDIA Corporation, and Trident Microsystems, Inc. Our principal competitors in the multimedia market include the companies just named as well as a number of smaller companies that may have greater flexibility to address specific market needs. Potential competitors in these markets include both large and emerging domestic and foreign semiconductor companies. In particular, there are a significant number of established and emerging companies that have developed, are developing or have announced plans to develop 3D graphics chips. Our product offerings may not address the demand for the next generation of accelerators or be competitive. If we expand our product line to add products with additional functionality, we will encounter substantial competition from established semiconductor companies and may experience competition from companies designing chips based on different technologies.

     Furthermore, the need of PC manufacturers to rapidly introduce a variety of products aimed at different segments of the PC market may lead to the shift by system OEMs to the purchase of graphics and multimedia add-in cards provided by others. Some of our competitors supply both add-in cards and accelerator chips, which may provide those competitors with an advantage over suppliers that offer only accelerator chips. In addition, some of our potential competitors, such as Intel, that supply add-in cards and/or motherboards may seek to use their card/board business to leverage their graphics accelerator business. Some of our current and potential competitors have greater technical, manufacturing, financial and marketing resources than we do. We believe that our ability to compete successfully will depend upon a number of factors both within and outside of our control, including:

     - product performance and quality;

     - product features;

     - product availability;

     - the prices that we charge;

     - the timing of new product introductions by us and our competitors;

     - the emergence of new graphics and PC standards;

     - the level of customer support we offer; and

     - industry and general economic trends.

     We may not have the financial resources, technical expertise or marketing, distribution and support capabilities to compete successfully.

OUR SUCCESS DEPENDS UPON OUR ABILITY TO DEVELOP NEW PRODUCTS AND KEEP PACE WITH RAPID TECHNOLOGICAL CHANGE

     The PC industry in general, and the market for our products in particular, is characterized by rapidly changing technology, evolving industry standards and frequent new product introductions. Products in our market typically have a life cycle of 12 to 18 months, with regular reductions of unit average selling prices over the life of a specific product. The successful development and commercialization of new products required to replace or supplement existing products involve many risks, including the identification of new product opportunities, the successful and timely completion of the development process and the selection of our products by leading systems suppliers and add-in card and motherboard manufacturers for design into their products. There can be no assurance that we will successfully identify new product opportunities and develop and bring to market new products in a timely manner. Furthermore, there can be no assurance that products or technologies developed by others will not render our products or technologies noncompetitive, or that our products will be selected for design into its customers' products.

     Our products are designed to improve the graphics and multimedia performance of Pentium-based PCs and Microsoft Windows, Windows NT and IBM OS/2 operating systems. We expect that additional specialized graphics processing and general purpose computing capabilities will be integrated into future versions of Intel and other Pentium-based microprocessors and that standard multimedia accelerators in the future will likely integrate memory, system logic, audio, communications or other additional functions. In particular, Intel has announced plans to develop chips that integrate graphics and processor functions to serve the lower cost PC market. A substantial portion of our 1998 sales were derived from products addressing the lower cost PC market, and we anticipate that a substantial portion of our 1999 sales will also be derived from products addressing that market. We have not previously offered either single function or integrated accelerator products that provide these functions, which have traditionally been provided by separate single function chips or chipsets. We have and will continue to expand the scope of our research and development efforts to provide these functions, which will require the hiring of engineers skilled in the respective areas and additional management and coordination among our design and engineering groups. Alternatively, we may find it necessary or desirable to license or acquire technology to enable us to provide these functions, and there can be no assurance that any such technology will be available for license or purchase on terms acceptable to us.

     Furthermore, there is a limited amount of space on PC motherboards, and companies that offer solutions that provide the greatest amount of functionality within this limited space may have a competitive advantage. While our strategy is to develop new and enhanced graphics and multimedia accelerator products that will be complementary to present and future versions of Intel and other Pentium-based microprocessors and integrate additional functionality, there can be no assurance that we will be able to develop such new or enhanced products in a timely manner or correctly anticipate the additional functionality that will be needed to compete effectively in this market. Our initial product containing a number of additional functions, Plato/PX, has been discontinued. There can be no assurance that, if developed, our new or enhanced products that incorporate additional functions will achieve market acceptance.

     We are continually developing new products, such as Savage4, to address changing market needs. If new products are not brought to market in a timely manner or do not address market needs or achieve market acceptance, then our operating results could be negatively affected. Market acceptance of our products depends upon a number of factors, some of which are significantly beyond our control, such as the acceptance of other components, such as memory, that our products are designed to work with.

WE MUST KEEP PACE WITH EVOLVING INDUSTRY STANDARDS

     Our products are designed to improve the graphics and multimedia performance of Pentium-based PCs and Microsoft Windows, Windows NT and IBM OS/2 operating systems, the predominant standards in today's PC market. Any shift away from such standards would require us to develop new products. We cannot be certain that new technological developments or changes in standards will not result in decreased demand for graphics and multimedia accelerators or for our products that are not compatible with such changed standards.

     In 1996, for example, there was an absence of an industry standard 3D graphics API. As a result, we developed and promoted our proprietary API. Microsoft has since introduced its Direct3D API and Silicon Graphics has introduced OpenGL, which have emerged as the standard APIs for 3D acceleration. While our 3D accelerators currently support our proprietary API, Direct 3D API and OpenGL, it is possible that another API will emerge as an industry standard and that our accelerators will not support such a new standard, which would have a materially negative effect on our business, financial condition and results of operations.

     Furthermore, due to the widespread industry acceptance of Intel's microprocessor architecture and interface architecture, including its AGP bus, Intel exercises significant influence over the PC industry generally. From time to time, Intel significantly modifies its existing technology, architecture and standards. If we fail to develop products that are compatible with such modifications, that failure would have a material adverse effect on our business, financial condition and results of operations. Likewise, any delay in the public release of information relating to any such modifications could have a material adverse effect on us.

WE ARE A FABLESS SEMICONDUCTOR COMPANY AND DEPEND ON INDEPENDENT FOUNDRIES FOR THE MANUFACTURE OF OUR PRODUCTS

     We currently rely on two independent foundries to manufacture all of our products either in finished form or wafer form. We have a "take or pay" contract with Taiwan Semiconductor Manufacturing Company ("TSMC") and a joint venture foundry, United Semiconductor Corporation ("USC"). In 1995, we expanded and formalized our relationship with TSMC to provide additional capacity over the 1996 to 2000 time frame. The foundry agreement with TSMC requires us to make certain annual advance payments to purchase certain committed capacity amounts to be applied against the following year's capacity or forfeit advance payments against such amounts. In the fourth quarter, we wrote off approximately $4.0 million of the 1998 prepaid production capacity because we did not fully utilize the capacity related to the advance payment. Our current note payable to TSMC is $14.4 million. During 1998, we commenced negotiations with TSMC to modify and amend the foundry agreement. Although the terms have not been finalized, we are requesting TSMC to reduce its option capacity and extend the term of the agreement. If we purchase excess inventories of particular products or choose to forfeit advance payments, our operating results could be negatively affected.

     We conduct business with one of our current foundries by delivering written purchase orders specifying the particular product ordered, quantity, price, delivery date and shipping terms. This foundry is therefore not obligated to supply products to us for any specific period, in any specific quantity or at any specific price, except as may be provided in a particular purchase order. To the extent a foundry terminates its relationship with us or our supply from a foundry is interrupted or terminated for any other reason, such as a natural disaster or an injunction arising from alleged violations of third party intellectual property rights, we may not have a sufficient amount of time to replace the supply of products manufactured by that foundry. There can be no assurance that we will obtain sufficient advanced process technology foundry capacity to meet customer demand in the future. From time to time we may evaluate potential new sources of supply. However, the qualification process and the production ramp-up for additional foundries has in the past taken, and could in the future take, longer than anticipated, and there can be no assurance that such sources will be able or willing to satisfy our requirements on a timely basis or at acceptable quality or per unit prices.

     TSMC and USC are both located in the Science-Based Industrial Park in Hsin Chu City, Taiwan. We currently expect these foundries to supply the substantial portion of our products in 1999. Disruption of operations at these foundries for any reason, including work stoppages, fire, earthquakes or other natural disasters, would cause delays in shipments of our products, and could have a material adverse effect on our operating results. In addition, as a result of the rapid growth of the semiconductor industry based in the Science-Based Industrial Park, severe constraints have been placed on the water and electricity supply in that region. Any shortages of water or electricity could adversely affect our foundries' ability to supply our products, which could have a material adverse effect on our operating results.

WE ARE SUBJECT TO THE RISK OF OPERATING LOSSES FROM OUR JOINT VENTURE

     We currently own 15.75% of USC and maintain the right to purchase up to 31.25% of USC's output. If USC experiences operating losses, we will recognize our proportionate share of those losses and may be required to contribute additional capital. We believe that a number of manufacturers are expanding or planning to expand their fabrication capacity over the next several years, which could lead to over-capacity in the market and resulting decreases in costs of finished wafers. If the wafers produced by USC cannot be produced at competitive prices, USC could sustain operating losses. There can be no assurance that these operating losses will not have a material adverse effect on our operating results.

WE RELY ON THIRD PARTIES TO ASSEMBLE AND TEST OUR PRODUCTS

     Our products are assembled and tested by a variety of independent subcontractors. Our reliance on independent assembly and testing houses to provide these services involves a number of risks, including the absence of adequate availability of certain packaging technologies, the absence of guaranteed capacity and reduced control over delivery schedules, quality assurance and costs.

COMMITMENTS WE HAVE MADE TO OBTAIN MANUFACTURING CAPACITY COULD EXPOSE US TO SIGNIFICANT FINANCIAL RISKS AND GIVE RISE TO FUTURE CAPITAL NEEDS

     In order to obtain an adequate supply of wafers, especially wafers manufactured using advanced process technologies, we have entered into and may consider in the future various transactions, including:

     - the use of "take or pay" contracts that commit us to purchase specified quantities of wafers over extended periods;

     - equity investments in or advances or issuances of equity securities to wafer manufacturing companies in exchange for guaranteed production capacity; or

     - the formation of joint ventures to own and operate or construct foundries or to develop certain products.

     Any such transactions would involve financial risk to us and could require us to commit substantial capital or provide technology licenses in return for guaranteed production capacity.

     In particular, we have entered into a "take or pay" contract with TSMC and have entered into the USC joint venture. The need to commit substantial capital may require us to seek additional equity or debt financing. Although we currently believe that the need for such additional capital will be minimal for the next two years, if such capital is needed, the sale or issuance of additional equity or convertible debt securities could result in additional dilution to our stockholders. There can be no assurance that such additional financing, if required, will be available when needed or, if available, will be on terms acceptable to us. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" and "Business -- Manufacturing and Design Methodology."

OUR SALES ARE CONCENTRATED WITHIN A LIMITED NUMBER OF CUSTOMERS

     We expect a significant portion of our future sales to remain concentrated within a limited number of strategic customers. This concentration is reflected in our accounts receivable where greater than 75% of the balance is represented by three customers at December 31, 1998.

     Three customers, Synnex Technology, Inc. ("Synnex"), IBM Corporation and Promate Electronic Co. ("Promate"), accounted for 39%, 14% and 13%, respectively, of net sales in 1998. Three customers, Synnex, CNW International Limited ("CNW"), and Compaq Computer Corporation, accounted for 20%, 13% and 12%, respectively, of net sales in 1997. Two customers, Diamond Multimedia Systems, Inc. and Synnex, accounted for 16% and 15%, respectively, of net sales in 1996. Synnex, Promate and CNW are distributors. We expect a significant portion of our future sales to remain concentrated within a limited number of strategic customers. There can be no assurance that we will be able to retain our strategic customers or that these customers will not otherwise cancel or reschedule orders, or in the event of canceled orders, that such orders will be replaced by other sales.

OUR SALES MAY BE HURT BY SHORTAGES OF COMPONENTS AND PRODUCT DEFECTS

     PC graphics and multimedia subsystems include, in addition to our products, a number of other components that are supplied by third-party manufacturers. Any shortage of such components in the future could negatively impact our business and operating results.

     Furthermore, it is possible that our products may be found to be defective after we have already shipped significant volumes. If that were to occur, there can be no assurance that we would be able to correct such defects successfully or that such corrections would be acceptable to our customers. The occurrence of such an event could have a materially negative effect on our business and operating results.

WE DEPEND ON SALES THROUGH DISTRIBUTORS

     A substantial percentage of our products are distributed in the distribution channel through add-in card manufacturers that in turn sell to Value Added Resellers ("VARS"), System Integrators ("SI"), Original Equipment Manufacturers ("OEM") and distributors. Accordingly, we are dependent upon these add-in card manufacturers to assist in promoting market acceptance of our products. The board manufacturers that purchase our products are generally not committed to make future purchases of our products and therefore could discontinue incorporating our products into their graphics boards in favor of a competitor's product, or for any other reason.

     In addition, our distributors are given limited rights to return to us the products purchased by them, and we provide our distributors with price protection in the event that we reduce the price of our products.

NEARLY ALL OF OUR SALES ARE MADE ON THE BASIS OF PURCHASE ORDERS

     Nearly all of our sales are made on the basis of purchase orders rather than long-term agreements. As a result, we may commit resources to the production of products without having received advance purchase commitments from customers. Any inability to sell products to which we have devoted significant resources could have a material adverse effect on our business, financial condition or operating results. In addition, cancellation or deferral of product orders could result in us holding excess inventory, which could have a material adverse effect on our profit margins and restrict our ability to fund our operations.

WE MAY NOT BE ABLE TO PROTECT OUR INTELLECTUAL PROPERTY RIGHTS AND PROPRIETARY INFORMATION

     Our ability to compete is affected by our ability to protect our intellectual property rights and proprietary information. We have filed several United States and foreign patent applications and to date have a number of issued United States patents. We rely primarily on our trade secrets and technological know-how in the conduct of our business. The steps taken by us to protect our intellectual property might not be adequate to prevent misappropriation of our technology. Also, our competitors might independently develop technologies that are substantially equivalent or superior to our technology. The semiconductor and software industries are characterized by frequent claims and related litigation regarding patent and other intellectual property rights. We are party to various claims of this nature. Although the ultimate outcome of these matters is not presently determinable, our management presently believes that the resolution of all such pending matters will not have a material adverse effect on our operating results. There can be no assurance that third parties will not assert additional claims or initiate litigation against us, our foundries or our customers with respect to existing or future products. In addition, we may initiate claims or litigation against third parties for infringement of our proprietary rights or to determine the scope and validity of our proprietary rights or those of others.

     Litigation by or against us has in the past resulted in, and could in the future result in, substantial expense to us and diversion of the efforts of our technical and management personnel, whether or not litigation is determined in favor of us. In the event of an adverse result in any such litigation, we could be required to pay substantial damages, cease the manufacture, use, sale, offer for sale and importation of infringing products, expend significant resources to develop or obtain non-infringing technology, discontinue the use of certain processes or obtain licenses to the technology which is the subject of the litigation. There can be no assurance that we would be successful in such development or acquisition or that any such licenses, if available, would be available on commercially reasonable terms, and any such development or acquisition could require expenditures by us of substantial time and other resources. Any such litigation or unfavorable outcome of litigation could have a material adverse effect on our operating results. For example, in October 1995, Brooktree alleged that certain of our products infringed a Brooktree patent. The resulting lawsuit resulted in substantial expense to us to defend the action and diverted the efforts of our technical and management personnel. In a settlement of that suit, we agreed to pay to Brooktree a license fee and royalties relating to certain product revenues over a five-year period.

WE MUST ATTRACT, INTEGRATE, TRAIN AND RETAIN KEY PERSONNEL KNOWLEDGEABLE ABOUT OUR BUSINESS

     Our future success depends in part on the continued service of certain key engineering, sales, marketing and executive personnel, including highly skilled semiconductor design personnel and software developers, and our ability to identify and hire additional personnel. Competition for such personnel is intense, particularly in the technology sectors and in the regions where our facilities are located. We cannot be certain that we will be able to retain existing personnel or attract, hire or retain additional qualified personnel. The loss of services of any of our senior management team or other key employees or our failure to attract, integrate, train and retain additional key employees could harm our business.

WE HAVE RECENTLY UNDERGONE A MANAGEMENT TRANSITION

     In November 1998, we appointed Kenneth F. Potashner as President and Chief Executive Officer. Our Board of Directors also increased the size of the board by one, elected Mr. Potashner to fill the newly created vacancy and elected Mr. Potashner Chairman of the Board. Terry N. Holdt, who returned from his retirement in January 1998 to assume the role of interim President, Chief Executive Officer and Chairman of the Board, remains as Vice Chairman of our Board of Directors. There can be no assurance as to the effects of this management transition on our business and operating results. The loss of key personnel could have a material adverse effect on our business and operating results. We do not maintain key man insurance on any of our employees.

WE HAVE SIGNIFICANT EXPOSURE TO INTERNATIONAL MARKETS

     Export sales accounted for 89%, 70% and 58% of our net sales in 1998, 1997 and 1996, respectively, and we expect that export sales will continue to represent a significant portion of net sales, although there can be no assurance that export sales, as a percentage of net sales, will remain at current levels. In addition, a substantial proportion of our products are manufactured, assembled and tested by independent third parties in Asia. As a result, we are subject to the risks of conducting business internationally, including:

     - unexpected changes in, or impositions of, legislative or regulatory requirements;

     - fluctuations in the U.S. dollar, which could increase the price in local currencies of our products in foreign markets or increase the cost of wafers purchased by us;

     - delays resulting from difficulty in obtaining export licenses for certain technology;

     - tariffs and other trade barriers and restrictions;

     - potentially longer payment cycles;

     - greater difficulty in accounts receivable collection;

     - potentially adverse tax treatment; and

     - the burdens of complying with a variety of foreign laws.

     We have experienced an adverse impact associated with the economic downturn in Asia which contributed to our decrease in net sales in 1998. In addition, our international operations are subject to general geopolitical risks, such as political and economic instability and changes in diplomatic and trade relationships. Our foundries, TSMC and USC, are located in Taiwan. The People's Republic of China and Taiwan at times experienced strained relations in 1995 and 1996, and a worsening of relations or the development of hostilities between the two parties could have a material adverse effect on us. Finally, the laws of certain foreign countries may not protect our intellectual property rights to the same extent as do the laws of the United States.

WE HAVE A SIGNIFICANT LEVEL OF DEBT

     As a result of the sale by us of $103,500,000 aggregate principal amount of Convertible Subordinated Notes in September 1996, our ratio of long-term debt to total capitalization increased from approximately 9.5% at June 30, 1996 to approximately 31.2% at December 31, 1996. At December 31, 1998, this ratio increased to 38.8%. The increase in this ratio is the result of the decrease in the Company's total capitalization as the result of its net loss for 1998. The degree to which we are leveraged could adversely affect our ability to obtain additional financing for working capital or other purposes and could make us more vulnerable to economic downturns and competitive pressures. Our increased leverage could also adversely affect our liquidity, as a substantial portion of available cash from operations may have to be applied to meet debt service requirements. In the event of a cash shortfall, we could be forced to reduce other expenditures to be able to meet such debt service requirements. See "Selected Consolidated Financial Data," and "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

OUR STOCK PRICE IS HIGHLY VOLATILE

     The market price of our common stock, like that of the common stock of many other semiconductor companies, has been and is likely to be highly volatile. This volatility may result from:

     - general market conditions and market conditions affecting technology and semiconductor stocks generally;

     - actual or anticipated fluctuations in our quarterly operating results;

     - announcements of design wins, technological innovations, acquisitions, investments or business alliances; and

     - the commencement of, developments in or outcome of litigation.

     The market price of our common stock also has been and is likely to continue to be significantly affected by expectations of analysts and investors, especially if our operating results do not meet those expectations. Reports and statements of analysts do not necessarily reflect our views. The fact that we have in the past met or exceeded analyst or investor expectations does not necessarily mean that we will do so in the future.

     In the past, following periods of volatility in the market price of a particular company's securities, securities class action litigation has often been brought. Such litigation could result in substantial costs and a diversion of our management's attention and resources. Such litigation was brought against the Company in 1994 and the Company is currently involved in another such proceeding. See "Item 3. -- Legal Proceedings."

WE ARE PARTY TO LEGAL PROCEEDINGS ALLEGING SECURITIES VIOLATIONS THAT COULD HAVE A NEGATIVE FINANCIAL IMPACT ON US

     Since November 1997, a number of complaints have been filed in federal and state courts seeking an unspecified amount of damages on behalf of an alleged class of persons who purchased shares of our common stock at various times between April 18, 1996 and November 3, 1997. The complaints name us as defendants as well as certain of our officers and former officers and certain of our directors, asserting that we and they violated federal and state securities laws by misrepresenting and failing to disclose certain information about our business. In addition, certain shareholders have filed derivative actions in the state courts of California and Delaware seeking recovery on our behalf, alleging, among other things, breach of fiduciary duties by such individual defendants. Discovery is currently proceeding. While our management intends to defend the actions against us vigorously, there can be no assurance that an adverse result or settlement with regards to these lawsuits would not have a material adverse effect on our financial condition or results of operations.

     We have also received from the United States Securities and Exchange Commission ("SEC") a request for information relating to our financial restatement announcement in November 1997. We have responded and intend to continue to respond to the SEC requests.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

INVESTMENT PORTFOLIO

     The Company does not use derivative financial instruments in its investment portfolio. The Company places its investments in instruments that meet high credit quality standards, as specified in the Company's investment policy. The Company also limits the amount of credit exposure to any one issue, issuer or type of investment. The Company does not expect any material loss with respect to its investment portfolio.

     The table below summarizes the Company's investment portfolio. The table represents principal cash flows and related average fixed interest rates by expected maturity date. The Company's policy requires that all investments mature within twenty months.

     Principal (Notional) Amounts Maturing in 1999 in U.S. Dollars:

                                                              FAIR VALUE AT
                                                            DECEMBER 31, 1998
                                                  -------------------------------------
                                                  (IN THOUSANDS, EXCEPT INTEREST RATES)
At December 31, 1998:
Cash and equivalents............................                $ 31,022
Weighted average interest rate..................                    4.94%
Short term-investments..........................                $ 88,553
Weighted average interest rate..................                    5.67%
Total portfolio.................................                $119,575
Weighted average interest rate..................                    5.48%

CONVERTIBLE SUBORDINATED NOTES

     In September 1996, the Company completed a private placement of $103.5 million aggregate principal amount of convertible subordinated notes. The notes mature in 2003. Interest is payable semi-annually at 5 3/4% per annum. The notes are convertible at the option of the note holders into the Company's common stock at an initial conversion price of $19.22 per share, subject to adjustment. Beginning in October 1999, the notes are redeemable at the option of the Company at an initial redemption price of 102% of the principal amount. The fair value of the convertible subordinated notes at December 31, 1998 was approximately $76.75 million.

IMPACT OF FOREIGN CURRENCY RATE CHANGES

     The Company invoices its customers in US dollars for all products. The Company is exposed to foreign exchange rate fluctuations as the financial results of its foreign subsidiaries are translated into US dollars in consolidation. The foreign subsidiaries maintain their accounts in the local currency of the foreign location in order to centralize the foreign exchange risk with the parent company. To date this risk has not been material.

     The effect of foreign exchange rate fluctuations on the Company's financial statements for the years ended December 31, 1998 and 1997 was not material. Since foreign currency exposure increases as intercompany receivables grow, the Company is using foreign exchange forward contracts as a means for hedging these balances. In general, these foreign exchange forward contracts mature in three months. As of December 31, 1998, the Company held the following forward exchange contracts which mature within three months:

                                                          NOTIONAL    FAIR VALUE
                                                          --------    ----------
                                                              (IN THOUSANDS)
Foreign Currency Forward Exchange Contracts:
1,500,000 Singapore Dollars.............................    $879         $25

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         INDEX TO CONSOLIDATED FINANCIAL STATEMENTS OF S3 INCORPORATED

                                                              PAGE(S)
                                                              -------
Report of Ernst & Young LLP, Independent Auditors...........    29
Report of Deloitte & Touche LLP, Independent Auditors.......    30
Consolidated Statements of Operations for the years ended
  December 31, 1998, 1997 and 1996..........................    31
Consolidated Balance Sheets as of December 31, 1998 and
  1997......................................................    32
Consolidated Statements of Stockholders' Equity for the
  years ended
  December 31, 1998, 1997 and 1996..........................    33
Consolidated Statements of Cash Flows for the years ended
  December 31, 1998, 1997 and 1996..........................    34
Notes to Consolidated Financial Statements..................    35
Selected Quarterly Consolidated Financial Data
  (Unaudited)...............................................    52

  INDEX TO FINANCIAL STATEMENTS OF UNITED SEMICONDUCTOR CORPORATION

Report of PricewaterhouseCoopers............................    54
United Semiconductor Corporation Balance Sheet as of
  December 31, 1998 and 1997................................    55
United Semiconductor Corporation Statement of Income for the
  Years Ended
  December 31, 1998 and 1997................................    57
United Semiconductor Corporation Statement of Changes in
  Stockholders' Equity for the Years Ended December 31, 1998
  and 1997..................................................    58
United Semiconductor Corporation Statement of Cash Flows for
  the Years Ended
  December 31, 1998 and 1997................................    59
United Semiconductor Corporation Notes to Financial
  Statements................................................    60

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
S3 Incorporated

     We have audited the accompanying consolidated balance sheet of S3 Incorporated as of December 31, 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. Our audit also included the financial statement schedule for the year ended December 31, 1998 listed in the Index at Item 14(a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit. The financial statements of United Semiconductor Corporation (a corporation in which the Company has a 15.75% interest), have been audited by other auditors whose report has been furnished to us; insofar as our opinion on the consolidated financial statements relates to data included for United Semiconductor Corporation, it is based solely on their report.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audit and the report of other auditors provide a reasonable basis for our opinion.

     In our opinion, based on our audit and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of S3 Incorporated at December 31, 1998, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                               ERNST & YOUNG LLP

San Jose, California
January 21, 1999

             REPORT OF DELOITTE & TOUCHE LLP, INDEPENDENT AUDITORS

Board of Directors and Stockholders
S3 Incorporated:

     We have audited the accompanying consolidated balance sheet of S3 Incorporated and subsidiaries as of December 31, 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the two years in the period ended December 31, 1997. Our audits also included the financial statement schedule at Item 14(a)(2) for the years ended December 31, 1997 and 1996. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We did not audit the financial statements of United Semiconductor Corporation ("USC"), the Company's investment in which is accounted for by use of the equity method. The Company's equity of $104,465,000 in USC's net assets at December 31, 1997, and of $19,012,000 in that company's net income (after investor's applicable taxes) for the year then ended are included in the accompanying financial statements. The financial statements of USC were audited by other auditors whose report was furnished to us, and our opinion, insofar as it relates to the amounts included for such company, is based solely on the report of such other auditors.

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

     In our opinion, based on our audits and the report of the other auditors, such consolidated financial statements present fairly, in all material respects, the financial position of S3 Incorporated and subsidiaries at December 31, 1997, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1997 in conformity with generally accepted accounting principles. Also, in our opinion, the financial statement schedule for the years ended December 31, 1997 and 1996, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP
San Jose, California
January 23, 1998

                                S3 INCORPORATED

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                 YEAR ENDED DECEMBER 31,
                                                            ---------------------------------
                                                              1998         1997        1996
                                                            ---------    --------    --------
Net sales.................................................  $ 224,639    $436,359    $439,243
Cost of sales.............................................    226,711     301,185     270,367
                                                            ---------    --------    --------
Gross margin (loss).......................................     (2,072)    135,174     168,876
Operating expenses:
  Research and development................................     78,566      78,612      63,382
  Selling, marketing and administrative...................     41,926      55,879      48,800
  Other operating expense.................................     41,335      17,180          --
                                                            ---------    --------    --------
          Total operating expenses........................    161,827     151,671     112,182
                                                            ---------    --------    --------
Income (loss) from operations.............................   (163,899)    (16,497)     56,694
  Gain on sale of joint venture...........................     26,561          --          --
  Interest income.........................................      7,253       5,295       4,328
  Interest expense........................................     (6,235)     (6,477)     (1,971)
  Other income (expense)..................................     (6,309)       (952)       (128)
                                                            ---------    --------    --------
Income (loss) before income taxes and equity in income of
  manufacturing joint venture.............................   (142,629)    (18,631)     58,923
Provision (benefit) for income taxes......................    (11,956)     (8,497)     19,792
                                                            ---------    --------    --------
Income (loss) before equity in income of manufacturing
  joint venture...........................................   (130,673)    (10,134)     39,131
Equity in income from manufacturing joint venture.........     17,469      19,012       2,457
                                                            ---------    --------    --------
Net income (loss).........................................  $(113,204)   $  8,878    $ 41,588
                                                            =========    ========    ========
Per share amounts:
  Basic...................................................  $   (2.22)   $   0.18    $   0.88
  Diluted.................................................  $   (2.22)   $   0.17    $   0.81
Shares used in computing per share amounts:
  Basic...................................................     51,078      49,519      47,460
  Diluted.................................................     51,078      51,740      52,451

          See accompanying notes to consolidated financial statements.

                                S3 INCORPORATED

                          CONSOLIDATED BALANCE SHEETS
                (IN THOUSANDS, EXCEPT SHARES AND PER SHARE DATA)

                                     ASSETS

                                                                  DECEMBER 31,
                                                              --------------------
                                                                1998        1997
                                                              --------    --------
Current assets:
  Cash and equivalents......................................  $ 31,022    $ 90,484
  Short-term investments....................................    88,553      27,186
  Accounts receivable (net of allowances of $6,525 in 1998
     and $5,664 in 1997)....................................    23,864      60,713
  Inventories...............................................    11,383      71,882
  Production capacity rights................................    15,709      19,200
  Prepaid taxes.............................................    20,203       8,367
  Prepaid expenses and other................................     6,444      23,605
                                                              --------    --------
          Total current assets..............................   197,178     301,437
Property and equipment -- net...............................    22,392      46,628
Production capacity rights..................................        --       4,800
Investment in joint venture.................................    88,056     104,465
Other assets................................................    18,175      35,524
                                                              --------    --------
          Total.............................................  $325,801    $492,854
                                                              ========    ========

                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $ 16,315    $ 42,819
  Notes payable.............................................    14,400      25,246
  Accrued compensation and benefits.........................     6,491       8,888
  Accrued liabilities.......................................     5,823       3,570
  Deferred revenue..........................................     1,905      10,921
                                                              --------    --------
          Total current liabilities.........................    44,934      91,444
Notes payable...............................................        --       4,800
Other liabilities...........................................    13,837      22,270
Convertible subordinated notes..............................   103,500     103,500
Commitments and contingencies (Notes 7 and 11)
Stockholders' equity:
  Preferred stock, $.0001 par value; 5,000,000 shares
     authorized; none outstanding...........................        --          --
  Common stock, $.0001 par value; 70,000,000 shares
     authorized; 51,716,171,and 50,549,279, shares
     outstanding in 1998 and 1997 respectively..............         5           5
  Additional paid-in capital................................   191,642     187,271
  Accumulated other comprehensive loss......................   (14,755)    (16,278)
  Retained earnings (accumulated deficit)...................   (13,362)     99,842
                                                              --------    --------
          Total stockholders' equity........................   163,530     270,840
                                                              --------    --------
          Total.............................................  $325,801    $492,854
                                                              ========    ========

          See accompanying notes to consolidated financial statements.

                                S3 INCORPORATED

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                         (IN THOUSANDS, EXCEPT SHARES)

                                                                   ACCUMULATED
                                                                      OTHER         RETAINED
                                  COMMON STOCK       ADDITIONAL   COMPREHENSIVE     EARNINGS
                               -------------------    PAID-IN        INCOME       (ACCUMULATED
                                 SHARES     AMOUNT    CAPITAL        (LOSS)         DEFICIT)       TOTAL
                               ----------   ------   ----------   -------------   ------------   ---------
BALANCE AT DECEMBER 31,
  1995.......................  46,797,327     $5      $156,469      $     14       $  49,376     $ 205,864
  Comprehensive Income
     Net income..............          --     --            --            --          41,588        41,588
     Other comprehensive
       loss, net of tax:
       Change in unrealized
       loss on investments...          --     --            --           (68)             --           (68)
                                                                                                 ---------
     Other comprehensive
       loss..................                                                                          (68)
                                                                                                 ---------
  Comprehensive income.......                                                                       41,520
  Exercise of stock
     options.................   1,204,235     --         4,550            --              --         4,550
  Employee stock purchase
     plan....................     231,161     --         2,467            --              --         2,467
  Tax benefit of stock option
     transactions............          --     --         4,725            --              --         4,725
  Stock compensation plan....      99,071     --         1,195            --              --         1,195
                               ----------     --      --------      --------       ---------     ---------
BALANCE AT DECEMBER 31,
  1996.......................  48,331,794      5       169,406           (54)         90,964       260,321
  Comprehensive loss
     Net income..............          --     --            --            --           8,878         8,878
     Other comprehensive
       loss, net of tax:
       Change in unrealized
          gain on
          investments........          --     --            --         3,720              --         3,720
       Change in foreign
          currency
          translation
          adjustment.........          --     --            --       (19,944)             --       (19,944)
                                                                                                 ---------
     Other comprehensive
       loss..................                                                                      (16,224)
                                                                                                 ---------
  Comprehensive loss.........                                                                       (7,346)
  Exercise of stock
     options.................   1,703,768     --         8,796            --              --         8,796
  Employee stock purchase
     plan....................     414,646     --         3,180            --              --         3,180
  Tax benefit of stock option
     transactions............          --     --         3,825            --              --         3,825
  Stock compensation plan....      99,071     --         2,064            --              --         2,064
                               ----------     --      --------      --------       ---------     ---------
BALANCE AT DECEMBER 31,
  1997.......................  50,549,279      5       187,271       (16,278)         99,842       270,840
  Comprehensive loss
     Net loss................          --     --            --            --        (113,204)     (113,204)
     Other comprehensive
       income, net of tax:
       Change in unrealized
          loss on
          investments........          --     --            --        (5,995)             --        (5,995)
       Change in foreign
          currency
          translation
          adjustment.........          --     --            --         7,518              --         7,518
                                                                                                 ---------
     Other comprehensive
       income................                                                                        1,523
                                                                                                 ---------
  Comprehensive loss.........                                                                     (111,681)
  Exercise of stock
     options.................     560,546     --         1,984            --              --         1,984
  Employee stock purchase
     plan....................     606,346     --         2,387            --              --         2,387
                               ----------     --      --------      --------       ---------     ---------
BALANCE AT DECEMBER 31,
  1998.......................  51,716,171     $5      $191,642      $(14,755)      $ (13,362)    $ 163,530
                               ==========     ==      ========      ========       =========     =========

          See accompanying notes to consolidated financial statements.

                                S3 INCORPORATED

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                YEAR ENDED DECEMBER 31,
                                                           ----------------------------------
                                                             1998         1997        1996
                                                           ---------    --------    ---------
OPERATING ACTIVITIES
  Net income (loss)......................................  $(113,204)   $  8,878    $  41,588
  Adjustments to reconcile net income to net cash
     provided by (used for) operating activities:
     Deferred income taxes...............................     15,453       5,432      (10,469)
     Depreciation........................................     18,844      15,504       10,713
     Amortization........................................      8,347       2,987           --
     Write-off of prepaid production capacity............      4,000          --           --
     Utilization of production capacity rights...........      4,291      (2,400)      (7,200)
     Loss on disposal of property and equipment..........     11,308       2,214           --
     Write-off of impaired assets........................     27,226      17,180           --
     Write-off of acquired technologies..................      8,000          --           --
     Gain on sale of shares of joint venture.............    (26,561)         --           --
     Stock compensation..................................         --       2,064        1,195
     Equity in income from joint venture.................    (17,469)    (30,962)      (3,999)
     Changes in assets and liabilities:
       Accounts receivable...............................     36,849      15,407        8,090
       Inventories.......................................     60,499     (18,416)     (10,173)
       Prepaid expenses and other........................      1,158     (25,451)      (6,975)
       Accounts payable..................................    (26,573)     (8,341)     (10,921)
       Accrued compensation and benefits.................     (2,397)     (1,574)        (802)
       Accrued liabilities...............................      1,515       3,362        5,237
       Deferred revenue..................................     (9,015)     (1,192)      12,079
       Income taxes payable..............................    (11,576)     (3,536)       5,810
                                                           ---------    --------    ---------
  Net cash provided by (used for) operating activities...     (9,305)    (18,844)      34,173
                                                           ---------    --------    ---------
INVESTING ACTIVITIES
  Property and equipment purchases, net..................     (5,916)    (30,299)     (23,403)
  Purchases of short-term investments....................   (125,406)    (16,404)     (74,798)
  Maturities of short-term investments...................     66,691      55,705       36,592
  Investment in real estate partnership..................         --          --       (2,100)
  Sale of joint venture..................................     68,025          --           --
  Equity investment in technology company................         --      (5,000)          --
  Investment in joint venture............................         --          --      (53,006)
  Purchase of technology.................................    (40,000)         --           --
  Other assets...........................................     (2,276)    (10,412)      (3,778)
                                                           ---------    --------    ---------
  Net cash used for investing activities.................    (38,882)     (6,410)    (120,493)
                                                           ---------    --------    ---------
FINANCING ACTIVITIES
  Sale of common stock, net..............................      4,371      11,976        7,017
  Sale of convertible subordinated notes.................         --          --      103,500
  Debt issuance costs....................................         --          --       (3,370)
  Net borrowings (repayments) of notes payable...........    (10,000)     10,000       (2,000)
  Net borrowings (repayments) on equipment financing.....     (5,646)       (854)       6,500
                                                           ---------    --------    ---------
  Net cash provided by (used for) financing activities...    (11,275)     21,122      111,647
                                                           ---------    --------    ---------
  Net increase (decrease) in cash and equivalents........    (59,462)     (4,132)      25,327
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD..............     90,484      94,616       69,289
                                                           ---------    --------    ---------
CASH AND EQUIVALENTS AT END OF PERIOD....................  $  31,022    $ 90,484    $  94,616
                                                           =========    ========    =========
SUPPLEMENTAL CASH FLOW INFORMATION
  Interest paid..........................................  $   6,235    $  6,665    $     231
  Income taxes paid (refunded), net......................  $ (15,900)   $ 10,119    $  20,483

          See accompanying notes to consolidated financial statements.

                                S3 INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996

 1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

  Organization

     S3 Incorporated ("S3" or the "Company") was incorporated on January 9, 1989 and is a leading supplier of high performance multimedia accelerator solutions. The Company's products are used in, and its business is dependent on, the personal computer industry with sales primarily in the U.S., Asia and Europe (see Note 10). Its products are manufactured, assembled and tested by independent wafer foundries and contract manufacturers.

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

  Cash, Cash Equivalents and Short-Term Investments

     The Company considers all highly liquid investments with a remaining maturity of 90 days or less at the time of purchase to be cash equivalents. Cash equivalents are carried at cost, which approximates fair value. The Company's short-term investments primarily comprise readily marketable debt and equity securities with remaining maturities of more than 90 days at the time of purchase.

     The Company has classified its entire investment portfolio as available-for-sale. Available-for-sale securities are classified as cash equivalents or short-term investments and are stated at fair value with unrealized gains and losses included in accumulated other comprehensive income
(loss). The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion are included in interest income. Realized gains and losses are included in other income (expense). The cost of securities sold is based on the specific identification method.

  Fair Value of Financial Instruments

     The carrying value of cash and cash equivalents approximates fair value. The fair values of short-term investments, convertible subordinated notes and foreign currency forward exchange contracts are estimated based on quoted market prices.

  Derivative Financial Instruments

     The Company periodically enters forward foreign exchange contracts primarily to hedge the value of accounts receivable denominated in foreign currencies against fluctuations in exchange rates until such receivables are collected. The Company does not enter into forward foreign exchange contracts for speculative or trading purposes. The Company's accounting policies for these contracts are based on the Company's designation of the contracts as hedges of firm foreign currency commitments. Gains and losses on forward

                                S3 INCORPORATED

                 YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996

foreign exchange contracts are deferred and recognized in income in the same period as losses and gains on the underlying transactions are recognized and generally offset. As of December 31, 1998, the Company had one foreign exchange forward contract outstanding. The Company purchased a forward contract allowing them to acquire approximately 1,500,000 Singapore Dollars for approximately $879,000. The contract expires March 31, 1999.

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

     Required payments under a wafer supply agreement to secure future production capacity are capitalized and amortized to inventory costs as the related product is received.

     Inventories consist of:

                                                              DECEMBER 31,
                                                           ------------------
                                                            1998       1997
                                                           -------    -------
                                                             (IN THOUSANDS)
Work in process..........................................  $ 6,340    $28,392
Finished goods...........................................    5,043     43,490
                                                           -------    -------
          Total..........................................  $11,383    $71,882
                                                           =======    =======

  Property and Equipment

     Property and equipment are stated at cost. Depreciation is computed using the straight-line method over estimated useful lives of three years for machinery and equipment and five years for furniture and fixtures. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or the assets' useful lives.

     Property and equipment consist of:

                                                              DECEMBER 31,
                                                           ------------------
                                                            1998       1997
                                                           -------    -------
                                                             (IN THOUSANDS)
Machinery and equipment..................................  $37,718    $71,340
Furniture and fixtures...................................    3,622      5,460
Leasehold improvements...................................    4,347      3,688
                                                           -------    -------
          Total..........................................   45,687     80,488
Accumulated depreciation and amortization................  (23,295)   (33,860)
                                                           -------    -------
Property and equipment, net..............................  $22,392    $46,628
                                                           =======    =======

  Long-Lived Assets

     In accordance with Statement of Financial Accounting Standards No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," the Company recognizes impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets'

                                S3 INCORPORATED

                 YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996

carrying amounts. The impairment loss is measured by comparing the fair value of the asset to its carrying amount. The Company annually evaluates the recoverability of its long-lived assets based on the estimated future undiscounted cash flows. See Note 12 for further discussion of impairment charges.

  Foreign Currency Translation

     The Company translates the accounts of its foreign subsidiaries using the local currency as the functional currency. Consequently, the assets and liabilities of the Company's subsidiaries and joint venture are translated into U.S. dollars at current exchange rates and revenues and expenses are translated at average monthly exchange rates. The resulting translation adjustments are recorded as a separate component of accumulated other comprehensive income
(loss).

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

  Concentration of Credit Risk

     Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents, short-term investments, trade accounts receivable and foreign exchange contracts. The Company invests only in high credit quality short-term debt instruments and limits the amount of credit exposure to any one entity. A majority of the Company's trade receivables is derived from sales to manufacturers in the computer industry. Three customers accounted for greater than 75% of the Company's accounts receivable balance at December 31, 1998. The Company performs ongoing credit evaluations of its customers' financial condition and limits the amount of credit extended when deemed necessary but generally requires no collateral. The Company maintains reserves for potential credit losses, and all such losses to date have been within management's expectations.

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

  Stock-Based Compensation

     The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board No. 25 ("APB 25"), "Accounting for Stock Issued to Employees." The Company adopted the disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), which require the disclosure of pro forma net income and earnings per share as if the Company adopted the fair value-based method in measuring compensation expense as of the beginning of fiscal 1995.

                                S3 INCORPORATED

                 YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996

  Recently Issued Accounting Standards

     In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") which provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. The statement is effective for fiscal years commencing after June 15, 1999. The Company does not believe that SFAS 133 will have a material impact on earnings or the financial condition of the Company.

  Reclassifications

     Certain prior year amounts have been reclassified to conform to the current year presentation. Such reclassifications had no effect on net income (loss) or stockholders' equity.

 2. FINANCIAL INSTRUMENTS

     The following is a summary of available-for-sale securities:

                                                                       UNREALIZED   UNREALIZED
                                                AMORTIZED    MARKET     HOLDING      HOLDING
                                                  COST       VALUE       GAINS        LOSSES
                                                ---------   --------   ----------   ----------
                                                               (IN THOUSANDS)
DECEMBER 31, 1998:
Corporate Debt Securities:
  Money market mutual funds...................  $ 15,645    $ 15,645     $   --      $    --
  Commercial paper............................     5,475       5,470         --           (5)
  Corporate bonds.............................    35,802      35,860         68          (10)
  Municipal bonds.............................     5,000       5,000         --           --
  Market auction preferreds...................    25,500      25,500         --           --
  Certificates of deposit.....................    19,002      19,016         16           (2)
                                                --------    --------     ------      -------
          Total Corporate Debt Securities.....   106,424     106,491         84          (17)
                                                --------    --------     ------      -------
Corporate Equity Securities...................     6,600       4,204         --       (2,396)
                                                --------    --------     ------      -------
                                                $113,024    $110,695     $   84      $ (2413)
                                                ========    ========     ======      =======
Included in short-term investments............  $ 90,881    $ 88,553     $   84      $(2,412)
Included in cash and cash equivalents.........    22,143      22,142         --           (1)
                                                --------    --------     ------      -------
                                                $113,024    $110,695     $   84      $(2,413)
                                                ========    ========     ======      =======
DECEMBER 31, 1997:
Corporate Debt Securities.....................  $ 21,931    $ 21,954     $   42      $   (19)
Mortgage-Backed Securities....................     3,197       3,197         --           --
Debt securities of states of the United States
  and political subdivisions of the states....     2,038       2,035         --           (3)
                                                --------    --------     ------      -------
          Total short-term investments........    27,166      27,186         42          (22)
                                                --------    --------     ------      -------
Corporate Equity Securities...................     5,000       8,646      3,646           --
                                                --------    --------     ------      -------
          Total short-term and long-term
            investments.......................  $ 32,166    $ 35,832     $3,688      $   (22)
                                                ========    ========     ======      =======

                                S3 INCORPORATED

                 YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996

  Fair Value Disclosures

     The carrying values and fair values of the Company's financial instruments are as follows:

                                                DECEMBER 31, 1998        DECEMBER 31, 1997
                                              ----------------------   ----------------------
                                              CARRYING    ESTIMATED    CARRYING    ESTIMATED
                                               AMOUNT     FAIR VALUE    AMOUNT     FAIR VALUE
                                              ---------   ----------   ---------   ----------
                                                              (IN THOUSANDS)
Cash and cash equivalents...................  $  31,022    $31,022     $  90,484    $90,484
Short-term investments......................     88,553     88,553        27,186     27,186
Convertible subordinated notes..............   (103,500)   (76,750)     (103,500)   (68,880)
Foreign currency forward exchange
  contracts.................................         --         25            --         --

 3. INVESTMENTS

  Investment in USC

     During 1995, the Company entered into two long-term manufacturing capacity arrangements. The Company entered into an agreement with United Microelectronics Corporation (UMC) and Alliance Semiconductor Corporation to form United Semiconductor Corporation ("USC"), a separate Taiwanese company, for the purpose of building and managing a semiconductor manufacturing facility in the Science Based Industrial Park in Hsin Chu City, Taiwan, Republic of China. The Company invested $36.4 million in 1995 and $53.0 in 1996 for its 23.75% equity interest. On December 31, 1997, the Company entered into an agreement with UMC to sell to UMC 80 million shares of stock of USC for a purchase price of 2.4 billion New Taiwan dollars. The Company received the purchase price (approximately $68.0 million in cash) in January 1998 upon closing. As a result of the January 1998 sale to UMC, S3's percentage ownership in USC decreased to 15.75%. The facility commenced production utilizing advanced submicron semiconductor manufacturing processes in 1996. The Company has the right to purchase up to 31.25% of the output from the foundry.

     The Company accounts for its investment in USC using the equity method of accounting. The Company records its share of the earnings or losses of the investment in its income statement. The Company believes that the equity method of accounting is appropriate due to the significant influence it has in the financial and operating decisions of USC.

     Summarized financial information below uses the respective year-end exchange rate for the financial position and an average exchange rate for the respective year for results of operations. Summarized financial information of USC at December 31, 1998, 1997 and 1996 is as follows (in thousands):

                                            YEAR ENDED DECEMBER 31,
                                 ----------------------------------------------
                                     1998             1997             1996
                                 -------------    -------------    ------------
RESULTS OF OPERATIONS
Net sales......................  U.S. $352,827    U.S. $328,966    U.S. $60,656
Gross profit...................        152,566          151,037          16,941
Net income.....................        112,151          136,969             577

                                S3 INCORPORATED

                 YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996

                                                         DECEMBER 31,
                                                ------------------------------
                                                    1998             1997
                                                -------------    -------------
FINANCIAL POSITION
Current Assets................................  U.S. $398,284    U.S. $349,419
Non-current Assets............................        526,175          370,394
Current Liabilities...........................        151,418          127,873
Non-current Liabilities.......................        219,697          159,644
Stockholders' Equity..........................        553,344          432,296

  Interest in Partnership

     In 1995, the Company entered into a limited partnership arrangement with a developer to obtain a ground lease and develop and operate the Company's current Santa Clara facilities. The Company's investment of $2.1 million represents a 50% interest in Mission Real Estate L.P. (the partnership), in which the Company is a limited partner. Permanent nonrecourse financing has been obtained. The Company is not a guarantor on the permanent financing.

 4. CONVERTIBLE SUBORDINATED NOTES

     In September 1996, the Company completed a private placement of $103.5 million aggregate principal amount of convertible subordinated notes. The notes mature in 2003. Interest is payable semi-annually at 5 3/4% per annum. The notes are convertible at the option of the note holders into the Company's common stock at an initial conversion price of $19.22 per share, subject to adjustment. Beginning in October 1999, the notes are redeemable at the option of the Company at an initial redemption price of 102% of the principal amount. The Company has reserved 5,385,015 shares of common stock (plus such additional number of shares that may be required pursuant to the operation of anti-dilution provisions) for the conversion of these notes. Offering costs of approximately $3.4 million are included in other assets and are amortized on a straight-line basis over the term of the notes. The fair value of the convertible subordinated notes at December 31, 1998 was approximately $76.75 million.

 5. LINE OF CREDIT AND NOTES PAYABLE

     As of December 31, 1997, the Company had $10.0 million outstanding under a $75.0 million unsecured revolving line of credit that expired September 26, 1998. Borrowings were charged interest at the bank's prime rate. The Company was not in compliance with one financial covenant at December 31, 1997. Subsequent to year-end, the lender waived non-compliance with the violated debt covenant for the period ended December 31, 1997. During 1998, the Company repaid all amounts outstanding and terminated this unsecured revolving line of credit.

     The Company had two separate secured equipment lines of credit totaling $10.0 million at December 31, 1997. Borrowings were charged interest at the prime rate. The Company had $5.6 million outstanding under these secured equipment lines at December 31, 1997. During 1998, the Company repaid all amounts outstanding and terminated these two secured equipment lines of credit.

     In 1995 the Company expanded and formalized its relationship with Taiwan Semiconductor Manufacturing Company (TSMC) to provide additional capacity over the 1996 to 2000 timeframe. The agreement with TSMC requires the Company to make certain annual advance payments to be applied against the following year's capacity. The Company has signed promissory notes to secure these payments over the term of the agreement. The notes bear interest at 10% per annum commencing on the individual notes' maturity dates if such notes are not paid. The Company made no payments in 1998, and paid $9.6 million in 1997 and

                                S3 INCORPORATED

                 YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996

$7.2 million in 1996. At December 31, 1998, the remaining advance payments (and corresponding promissory notes) totaled $14.4 million which the Company is obligated to pay in 1999. During 1998, the Company commenced negotiations with TSMC to modify and amend its capacity agreement. Although the terms have not been finalized, the Company is requesting TSMC to reduce its option capacity and extend the term of the agreement.

 6. STOCKHOLDERS' EQUITY

  Preferred Stock

     The number of shares of preferred stock authorized to be issued is 5,000,000 with a par of $0.0001 per share. The preferred stock may be issued from time to time in one or more series. The Board of Directors is authorized to provide rights, preferences, privileges and restrictions of the shares of such series. As of December 31, 1998, no shares of preferred stock had been issued.

  Stockholder Rights Plan

     On May 14, 1997, the Board adopted a Stockholder Rights Plan. To implement the plan, S3's Board declared a dividend of one preferred stock purchase right (a "Right") for each outstanding share of S3 common stock held of record on June 1, 1997. Each Right represents a contingent right to purchase, under certain circumstances, a fractional share of a newly created series of S3 preferred stock. The Rights would become exercisable and trade independently from S3 common stock upon the public announcement of the acquisition by a person or group of 15 percent or more of S3's common stock, or ten days after commencement of a tender or exchange offer for S3 common stock that would result in the acquisition of 15 percent or more of S3's common stock. In the event one of the limited conditions is triggered, each Right entitles the registered holder to purchase one one-thousandth of a share of Preferred Stock at an exercise price of $85.00 per right. The Rights may be redeemed at $0.01 per Right pursuant to the plan by the Board of Directors. The Rights expire May 14, 2007.

  Employee Stock Purchase Plan

     Under the Company's 1993 Employee Stock Purchase Plan (the "Purchase Plan") 2,800,000 shares of common stock are reserved for issuance pursuant thereto. The Purchase Plan permits eligible employees to purchase shares at a price equal to 85% of the lower of the fair market value at the beginning or end of the offering period. At December 31, 1998, 1,618,169 shares have been issued under the Purchase Plan and 1,181,831 shares have been reserved for further issuance.

  Stock Plan

     Under the Company's stock option plan (the "Option Plan") at December 31, 1998, 26,253,692 shares of common stock have been authorized for the grant of incentive or nonstatutory stock options and the direct award or sale of shares to employees, directors and consultants. Incentive stock options must be granted at not less than fair market value at the date of grant. The exercise price of nonstatutory options and the share price for shares sold generally may be no less than 85% of fair market value at the date of the grant or sale. At December 31, 1998, 16,562,258 shares of common stock are reserved for issuance under the Option Plan and 1,547,576 shares were available for future grant.

                                S3 INCORPORATED

                 YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996

     A summary of stock option activity is as follows:

                                                  NUMBER OF     WEIGHTED AVERAGE
                                                    SHARES      PRICE PER SHARE
                                                  ----------    ----------------
BALANCE, JANUARY 1, 1996........................   6,984,939         $ 8.37
Options granted.................................   6,538,362          12.09
Options exercised...............................  (1,204,235)          3.83
Options cancelled...............................  (3,398,967)         15.28
                                                  ----------
BALANCE, DECEMBER 31, 1996......................   8,920,099           9.06
Options granted.................................  11,950,388           7.77
Options exercised...............................  (1,703,768)          5.16
Options cancelled...............................  (9,114,879)         11.17
                                                  ----------
BALANCE, DECEMBER 31, 1997......................  10,051,840           6.28
Options granted.................................   9,609,391           4.26
Options exercised...............................    (560,546)          3.57
Options cancelled...............................  (4,057,968)          7.09
                                                  ----------
BALANCE, DECEMBER 31, 1998......................  15,042,717           4.86
                                                  ==========

     Options to purchase 4,400,697, 2,284,502 and 2,267,969 shares were exercisable at December 31, 1998, 1997 and 1996, respectively, with a weighted average exercise price of $5.89, $7.16 and $4.29, respectively. Options to purchase 4,500,000 shares granted in October 1998 to Kenneth F. Potashner were granted outside of the plan.

     Options generally vest over a period of four years and generally become exercisable beginning either six months or one year from the date of employment or grant. Options generally expire ten years from the date of grant. The Company repriced options on 6,520,033 shares to $5.125, the fair market value on December 18, 1997. The repriced options are treated as cancelled and regranted, however, they retained their original vesting terms and expiration dates. All replacement options were subject to a one-year blackout on exercise (with the exception of those options held by employees whose employment was terminated on January 20, 1998 as part of a reduction in force announced by the Company). With regard to other employees whose employment was not terminated on January 20, 1998, if their employment was terminated prior to the end of the blackout period, any repriced options were forfeited.

     In October 1998, the Company entered into an employment agreement with Kenneth F. Potashner, pursuant to which Mr. Potashner is employed as the President, Chief Executive Officer and Chairman of the Board. Mr. Potashner received two options to purchase an aggregate of 4,500,000 shares of the Common Stock of the Company. One option for 1,500,000 shares vests upon the earlier of
(i) six months from the date Mr. Potashner was hired by the Company, (ii) a change in control of the Company, (iii) the termination of Mr. Potashner's employment without cause or (iv) the termination of Mr. Potashner's employment following the occurrence of among other things, a diminution in Mr. Potashner's duties or a reduction in Mr. Potashner's compensation, each of which is deemed a "constructive termination" and treated similarly to a termination without cause. The second option for 3,000,000 shares vests over a four year period in accordance with the following schedule: 750,000 shares shall vest on the first anniversary of Mr. Potashner's employment with the Company; thereafter, the options shall vest in equal monthly installments of 62,500 shares.

                                S3 INCORPORATED

                 YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996

  Stock Compensation Arrangement

     Pursuant to an incentive compensation plan for certain employees, the Company issued 99,071 shares of common stock on June 30, 1997 and on June 30, 1996. No shares were issued under this plan during 1998. The Company accrued the related compensation cost ratably over the periods.

  Stock-Based Compensation

     Under APB 25, the Company generally recognizes no compensation expense with respect to stock-based awards to employees. Pro forma information regarding net income (loss) and net income (loss) per share is required by SFAS 123 for awards granted after December 31, 1994, as if the Company had accounted for its stock-based awards to employees under the fair value method of SFAS 123. The fair value method of the Company's stock-based awards to employees was estimated using the Black-Scholes option pricing model. The Black-Scholes option valuation model was developed for use in estimating fair value of traded options that have no vesting restrictions and are fully transferable. The Black-Scholes model requires the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock-based awards to employees have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock-based awards to employees.

     The following table summarizes significant ranges of outstanding and exercisable options at December 31, 1998:

                          OPTIONS OUTSTANDING
                  ------------------------------------    OPTIONS EXERCISABLE
                                 WEIGHTED                ----------------------
                                  AVERAGE     WEIGHTED                 WEIGHTED
                                 REMAINING    AVERAGE                  AVERAGE
   RANGE OF         NUMBER      CONTRACTUAL   EXERCISE     NUMBER      EXERCISE
EXERCISE PRICES   OUTSTANDING   LIFE (YRS)     PRICE     EXERCISABLE    PRICE
---------------   -----------   -----------   --------   -----------   --------
$ 0.12 - $ 4.88    7,125,131       7.89        $3.51        717,886     $3.43
  4.91 -   8.63    7,103,676       8.36         5.40      3,119,888      5.37
 10.00 -  14.50      738,187       7.52        11.45        509,021     11.30
 16.13 -  20.19       75,723       7.66        17.20         53,902     17.37
                  ----------                              ---------
$ 0.12 - $20.19   15,042,717       8.09        $4.86      4,400,697     $5.89
                  ==========                              =========

     The fair value of the Company's stock-based awards to employees was estimated assuming no expected dividends and the following weighted-average assumptions:

                                          STOCK OPTION PLAN              EMPLOYEE STOCK PURCHASE PLAN
                                   --------------------------------    --------------------------------
                                     1998        1997        1996        1998        1997        1996
                                   --------    --------    --------    --------    --------    --------
                                        0.5
Expected life from vest date       yrs.....    0.5 yrs.    0.5 yrs.    0.0 yrs.    0.0 yrs.    0.0 yrs.
Volatility.......................        84%         69%         60%         84%         65%         60%
Risk-free interest rate..........       4.9%        5.9%        6.1%        5.0%        5.5%        6.1%

     The weighted-average estimated fair value of stock options granted during 1998, 1997 and 1996 was $2.21, $3.53 and $4.97 per share, respectively. The weighted-average estimated fair value of shares granted under the Purchase Plan during 1998, 1997 and 1996 was $3.46, $5.17 and $6.97 per share, respectively.

                                S3 INCORPORATED

                 YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996

     For pro forma purposes, the estimated fair value of the Company's stock-based awards to employees is generally amortized over the vesting period of four years (for options) and the offering period (for stock purchases under the Purchase Plan). The Company's pro forma information is as follows:

                                                      YEAR ENDED DECEMBER 31,
                                              ----------------------------------------
                                                  1998           1997          1996
                                              ------------    ----------    ----------
                                              (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Pro forma net income (loss).................   $(127,967)      $(7,575)      $28,504
Pro forma per share amounts:
  Basic.....................................   $   (2.51)      $ (0.15)      $  0.60
  Diluted...................................   $   (2.51)      $ (0.15)      $  0.56

     Because SFAS 123 is applicable only to awards granted subsequent to December 31, 1994, its pro forma effect will not be fully reflected until approximately 1999.

  Intel Warrant

     In December 1998, the Company entered into an agreement pursuant to which it agreed to issue to Intel Corporation a warrant to purchase 1,000,000 shares of the Company's Common Stock at an exercise price of $9.00 per share. The purchase price for the warrant was $990,000. The warrant expires in December 2000.

 7. LEASES AND COMMITMENTS

  Operating Leases

     The Company leases administrative facilities under operating leases that expire in 2008. During 1995, the Company entered into a limited partnership arrangement with a developer to obtain a ground lease and develop and operate the Company's Santa Clara, California facilities. In January 1997, prior to the expiration of the lease terms of the previous facilities, the Company relocated its principal administrative facilities to the new Santa Clara facilities at which time the Company's minimum operating lease payment of $369,000 commenced for the initial 12 year term. During 1997, the Company sublet a portion of its previous facilities for the remaining lease terms and negotiated a lease termination on the other two previous facilities. During 1998, the Company sublet a portion of its current facilities through 2008.

     Future minimum annual payments under operating leases are as follows:

                                        OPERATING LEASES
                                        ----------------
                                         (IN THOUSANDS)
1999..................................      $ 8,571
2000..................................        6,756
2001..................................        5,186
2002..................................        4,426
2003..................................        4,426
Thereafter............................       22,129
                                            -------
          Total minimum lease
            payments..................      $51,494
                                            =======

     The total of minimal rentals to be received in the future under non-cancelable subleases is $45.1 million as of December 31, 1998.

                                S3 INCORPORATED

                 YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996

     Rent expense for 1998, 1997 and 1996, was $8.9 million, $7.1 million and $3.5 million, respectively. Sublease income for 1998, 1997 and 1996 was $2.6 million, $1.5 million and $0, respectively. Net rent expense for 1998, 1997 and 1996 was $6.3 million, $5.6 million and $3.5 million, respectively.

 8. INCOME TAXES

     The provision for income taxes consists of:

                                                  YEARS ENDED DECEMBER 31,
                                               ------------------------------
                                                 1998       1997       1996
                                               --------    -------    -------
                                                       (IN THOUSANDS)
CURRENT TAX EXPENSE:
  Federal....................................  $(20,802)   $(6,102)   $27,838
  State......................................        --      4,123      3,966
                                               --------    -------    -------
                                                (20,802)    (1,979)    31,804
                                               --------    -------    -------
DEFERRED TAX EXPENSE:
  Federal....................................     4,995     (3,248)   (10,722)
  State......................................     3,851     (3,270)    (1,290)
                                               --------    -------    -------
                                                  8,846     (6,518)   (12,012)
                                               --------    -------    -------
          Total..............................  $(11,956)   $ 8,497    $19,792
                                               ========    =======    =======

     The tax benefits resulting from disqualifying dispositions of shares acquired under the Company's incentive stock option plan and from the exercise of non-qualified stock options reduced taxes currently payable as shown by $3,825,000 in 1997 which is reflected as additional paid-in capital. There was no tax benefit in 1998 associated with stock option activity.

     The difference between the provision for taxes on income and the amount computed by applying the federal statutory income tax rate to income before taxes is explained below:

                                                  YEARS ENDED DECEMBER 31,
                                               ------------------------------
                                                 1998       1997       1996
                                               --------    -------    -------
                                                       (IN THOUSANDS)
Tax computed at 35%..........................  $(49,920)   $(6,521)   $20,623
State income taxes, net of federal effect....        --        554      1,739
Tax credits..................................    (2,800)    (2,200)    (3,396)
Valuation allowance for tax losses and
  credits....................................    40,729         --         --
Other........................................        35       (330)       826
                                               --------    -------    -------
Provision for income taxes...................  $(11,956)   $(8,497)   $19,792
                                               ========    =======    =======
Effective tax rate...........................       8.4%      45.6%      33.6%
                                               ========    =======    =======

                                S3 INCORPORATED

                 YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996

     Significant components of the Company's deferred income tax asset are as follows:

                                                             DECEMBER 31,
                                                          -------------------
                                                           1998        1997
                                                          -------    --------
                                                            (IN THOUSANDS)
Deferred tax assets:
  Reserves not currently deductible.....................  $10,682    $  5,138
  Deferred revenue......................................       --       4,214
  Compensation expense not currently deductible.........    4,185       3,762
  Depreciation/Amortization.............................   16,851       4,021
  Credits and net operating loss carryforwards..........   16,653       5,307
                                                          -------    --------
          Total deferred tax assets.....................   48,371      22,442
  Valuation allowance for deferred tax assets...........  (40,729)         --
                                                          -------    --------
          Net deferred tax assets.......................    7,642      22,442
                                                          -------    --------
Deferred tax liabilities:
  Earnings from foreign joint venture...................   (7,642)    (13,573)
  Other.................................................       --         (23)
                                                          -------    --------
          Total deferred tax liabilities................   (7,642)    (13,596)
                                                          -------    --------
          Net deferred tax asset........................  $    --    $  8,846
                                                          =======    ========

     The Company has net operating loss carryforwards for federal and state tax purposes of approximately $16.0 million and $25.0 million, respectively, expiring in 2002 through 2018. The Company has tax credit carry-forwards for federal and state purposes of approximately $6.4 million and $5.0 million, respectively, most of which will expire between 2005 and 2018.

 9. EMPLOYEE BENEFIT PLANS

     The Company implemented a non-qualified cash profit sharing plan in 1994 under which all employees of the Company, including officers are eligible to receive, on an annual basis, an equal cash bonus based on pretax profits, prorated for service with the Company. The cash bonus under this plan was $0, $0, and $2.0 million in 1998, 1997 and 1996, respectively.

     As part of his employment agreement, the President and CEO of the Company is eligible for a one-time "special cash bonus" on the third anniversary of the date of his employment in the event that the Company's Common Stock has not achieved a $4.67 per share increase in value as determined from the date of the President and CEO's date of employment. The one-time special cash bonus, if payable, will be equal to $7,000,000 less an amount which adjusts for any increase in the share price of the Company's Common Stock above the exercise price per share of the 1,500,000 Share Option granted to the President and CEO pursuant to his employment agreement with the Company. The one-time special cash bonus may also be payable in the event the President and CEO's employment is terminated without cause. If employment is terminated without cause, the one-time special cash bonus will be calculated and paid as of the date of the termination. The Company will continue to pay the President and CEO his maximum bonus for twelve months following his termination. During such twelve-month period, the vesting on the 3,000,000 Share Option will continue (See Note 6). If termination without cause occurs following a change in control of the Company, the twelve-month period for compensation and benefit continuation will be extended to eighteen months, and Mr. Potashner will receive an additional cash payment to the extent that the sum of his continued compensation, special cash payment and the net exercise value of the 3,000,000 Share Option does not exceed $10,000,000.

                                S3 INCORPORATED

                 YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996

     In November 1998, the Company instituted a bonus plan for certain key individuals that provides for cash payments of $3.0 million and a contingent payment of $8.0 million upon the initial public offering of its investment in USC. These payments will be paid out if the individuals meet certain employment milestones.

     The Company has a 401(k) tax-deferred savings plan whereby all employees meeting certain age and service requirements may contribute up to 20% of their eligible compensation (up to a maximum allowed under IRS rules). Contributions may be made by the Company at the discretion of the Board of Directors. No contributions by the Company have been made to the plan since its inception.

10. EXPORT SALES AND SIGNIFICANT CUSTOMERS

     The Company's primary operations are located in the United States. The Company sells its products into the personal computer market primarily in the U.S., Asia and Europe. Export sales accounted for 89%, 70% and 58% of net sales in 1998, 1997 and 1996, respectively. Approximately 29%, 28% and 37% of export sales in 1998, 1997 and 1996, respectively, were to affiliates of United States customers. In 1998, 18% and 55% of export sales were shipped to Hong Kong and Taiwan, respectively. In 1997, 14% and 53% of export sales were shipped to Hong Kong and Taiwan, respectively. In 1996, 16% and 45% of export sales were shipped to Hong Kong and Taiwan, respectively. Three customers accounted for 39%, 14% and 13%, respectively, of net sales in 1998. Three customers accounted for 20%, 13% and 12%, respectively, of net sales in 1997. Two customers accounted for 16% and 15% respectively, of net sales in 1996.

     In June 1997, SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" was issued and adopted by the Company in 1998. SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to stockholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company operates and tracks its results in one segment. The Company's chief operating decision maker believes that management decisions regarding products, geographic areas and customers can be made with Company wide data at the current time. Accordingly, there are no additional disclosure requirements involved with the Company's adoption of SFAS 131.

11. CONTINGENCIES

     The semiconductor industry is characterized by frequent litigation regarding patent and other intellectual property rights. The Company is party to various claims of this nature. Although the ultimate outcome of these matters is not presently determinable, management believes that the resolution of all such pending matters will not have a material adverse effect on the Company's financial position or results of operations.

     Since November 1997, a number of complaints have been filed in federal and state courts seeking an unspecified amount of damages on behalf of an alleged class of persons who purchased shares of the Company's common stock at various times between April 18, 1996 and November 3, 1997. The complaints name as defendants the Company, certain of its officers and former officers, and certain directors of the Company, asserting that they violated federal and state securities laws by misrepresenting and failing to disclose certain information about the Company's business. In addition, certain stockholders have filed derivative actions in the state courts of California and Delaware seeking recovery on behalf of the Company, alleging, among other things, breach of fiduciary duties by such individual defendants. The derivative cases in California state court have been consolidated, and plaintiffs have filed a consolidated amended complaint. The court has entered a stipulated order in those derivative cases suspending court proceedings and coordinating discovery in them with discovery in the class actions in California state courts. On plaintiffs' motion, the federal court has dismissed the federal class actions without prejudice. The class actions in California state court have been consolidated, and plaintiffs have filed a consolidated amended complaint. The Company has

                                S3 INCORPORATED

                 YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996

answered that complaint. Discovery is pending. While management intends to defend the actions against the Company vigorously, there can be no assurance that an adverse result or settlement with regards to these lawsuits would not have a material adverse effect on the Company's financial condition or results of operations.

     The Company has received from the United States Securities and Exchange Commission a request for information relating to the Company's restatement announcement in November 1997. The Company has responded and intends to continue to respond to such requests.

12. OTHER OPERATING EXPENSES

     Other operating expense is as follows:

                                                  YEARS ENDED DECEMBER 31,
                                                -----------------------------
                                                 1998       1997       1996
                                                -------    -------    -------
                                                       (IN THOUSANDS)
Write-off of acquired technologies............  $ 8,000    $    --    $    --
Impairment of long-lived assets...............   27,226     17,180         --
Restructuring.................................    6,109         --         --
                                                -------    -------    -------
          Total...............................  $41,335    $17,180    $    --
                                                =======    =======    =======

     In January 1998, the Company entered into a $40.0 million technology exchange with Cirrus Logic, Inc. to obtain graphic functionality technologies. As a result of the exchange, the Company acquired the technology covered by 10 graphic patents and 25 graphic patent applications, as well as cross-licensed Cirrus Logic's remaining patents. Under the terms of the cross-licensing provisions, the Company and Cirrus Logic have a perpetual license to each other's graphic patents and additional licenses with respect to the other party's patents for agreed upon periods of time. The Company wrote-off $8.0 million of the value of the acquired technologies that were not realizable based on estimated cash flows from the sale of products currently sold by the Company. The remaining $32.0 million intangible asset was being amortized to cost of sales based on the estimated lives of the currently utilized core technologies, which was generally five years until the fourth quarter of 1998.

     During the fourth quarter of 1998, management reevaluated the carrying value of the intangible assets recorded in connection with the technology exchange with Cirrus Logic, Inc., and related to the patents obtained from Brooktree, as well as other long-lived assets, including property and equipment. This revaluation was necessitated by management's determination based on recent results of operations and that the future expected sales and cash flows for the Company's operations would be substantially lower than had been previously expected by management. Expected undiscounted future cash flows were not sufficient to recover the carrying value of such assets. Accordingly, an impairment loss of $27.2 million, representing the excess of the carrying value over the estimated fair value of the assets, was recognized for write-downs of a substantial portion of the intangible assets. The estimated fair value of the intangible assets was based on management's best estimate of the patent portfolio based on a comparison to other graphics technology portfolios in the marketplace. The Company determined that no write-down of property and equipment was necessary at December 31, 1998 based on its estimate of the fair value of such assets. Due to technological changes in the graphics marketplace, the Company concluded it should accelerate its amortization of its remaining patent portfolio, of approximately $4.0 million, over the current estimated life of the currently utilized core technologies, which is two years.

     In July 1998, the Company implemented a restructuring plan in order to align resources with a new business model and to lower the Company's overall cost structure. In connection with the restructuring, the

                                S3 INCORPORATED

                 YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996

Company reduced its headcount and consolidated facilities. The following analysis sets forth the significant components of the restructuring reserve at December 31, 1998:

                                SEVERANCE AND    FACILITY    FURNITURE AND
                                  BENEFITS       CLOSURE       EQUIPMENT       TOTAL
                                -------------    --------    -------------    -------
Restructuring charge..........     $1,024        $ 2,474        $ 2,611       $ 6,109
Cash charge...................       (804)            --             --          (804)
Non-cash charge...............         --         (2,474)        (2,611)       (5,085)
                                   ------        -------        -------       -------
Reserve balance December 31,
  1998........................     $  220        $    --        $    --       $   220
                                   ======        =======        =======       =======

     Severance and related benefits represented the reduction of approximately 70 employees, of which 69 have been paid and separated from the Company as of December 31, 1998. All severance packages will be paid by the end of the second quarter of 1999. The number of temporary employees and contractors used by the Company was also reduced. The restructuring expense included the write-off or write-down in carrying value of equipment, which consists primarily of workstations, personal computers and furniture that will no longer be utilized in the Company's operations. These assets were written down to their estimated fair value less cost to sell. Facility closure expenses were incurred as a result of the Company's plan to vacate one of two leased buildings at the Company's headquarters facility, and include leasehold improvements, furniture, fixtures and network costs. The Company plans to complete its move by the end of the second quarter of 1999.

     During the fourth quarter of 1997, the Company wrote-off approximately $17.2 million of intangible assets including certain license, patents and other technology, as a result of management's decision to focus attention on the core graphics business. As a result of this decision, no future cash flows were expected related to these assets.

13. EARNINGS PER SHARE

     When computing diluted earnings per share, the Company includes only potential common shares that are dilutive. Exercise of approximately 15,042,000 options in 1998 and the conversion of approximately 5,385,000 convertible securities in 1998 and 1997 is not assumed because the result would have been anti-dilutive.

                                S3 INCORPORATED

                 YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996

     The following table sets forth the computation of basic and diluted earnings per share:

                                                  YEARS ENDED DECEMBER 31,
                                               ------------------------------
                                                 1998        1997      1996
                                               ---------    ------    -------
                                                       (IN THOUSANDS,
                                                 EXCEPT PER SHARE AMOUNTS)
NUMERATOR
  Net Income (Loss)
     Basic...................................  $(113,204)   $8,878    $41,588
     Interest expense on subordinated debt...         --        --      1,071
                                               ---------    ------    -------
     Diluted.................................  $(113,204)   $8,878    $42,659
                                               =========    ======    =======
DENOMINATOR
  Denominator for basic earnings per share...     51,078    49,519     47,460
  Common stock equivalents...................         --     2,221      3,469
  Subordinated debt..........................         --         0      1,522
                                               ---------    ------    -------
  Denominator for diluted earnings per
     share...................................     51,078    51,740     52,451
                                               =========    ======    =======
Basic earnings per share.....................  $   (2.22)   $ 0.18    $  0.88
Diluted earnings per share...................  $   (2.22)   $ 0.17    $  0.81

14. COMPREHENSIVE INCOME

     As of January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of the Statement had no impact on the Company's net income (loss) or stockholders' equity. SFAS 130 requires unrealized gains or losses on the Company's available-for-sale securities and foreign currency translation adjustments, which prior to adoption were reported separately in stockholders' equity, to be included in other comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of SFAS 130.

     The following are the components of accumulated other comprehensive loss, net of tax:

                                                         DECEMBER 31,
                                                 ----------------------------
                                                   1998        1997      1996
                                                 --------    --------    ----
                                                        (IN THOUSANDS)
Unrealized gain (loss) on investments..........  $ (2,329)   $  3,666    $(54)
Foreign currency translation adjustments.......   (12,426)    (19,944)     --
                                                 --------    --------    ----
  Accumulated other comprehensive loss.........  $(14,755)   $(16,278)   $(54)
                                                 ========    ========    ====

     The following schedule of other comprehensive income (loss) shows the gross current-period gain (loss) and the reclassification adjustment. Due to the Company's 1998 and 1997 operating losses and the immaterial components of other comprehensive income in 1996, tax amounts were nominal.

                                S3 INCORPORATED

                 YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996

                                                   YEARS ENDED DECEMBER 31,
                                                  ---------------------------
                                                   1998        1997      1996
                                                  -------    --------    ----
                                                        (IN THOUSANDS)
Unrealized gain (loss) on investments
  Unrealized gain (loss) on available-for-sale
     securities.................................  $(5,967)   $  3,715    $(92)
  Less: reclassification adjustment for (gain)
     loss realized in net income................      (28)          5      24
                                                  -------    --------    ----
Net unrealized gain (loss) on investments.......   (5,995)      3,720     (68)
Foreign currency translation adjustments........    7,518     (19,944)     --
                                                  -------    --------    ----
Other comprehensive income (loss)...............  $ 1,523    $(16,224)   $(68)
                                                  =======    ========    ====

         SELECTED QUARTERLY CONSOLIDATED FINANCIAL DATA (UNAUDITED)(1)

                                                   FOURTH      THIRD       SECOND      FIRST
                                                  QUARTER     QUARTER     QUARTER     QUARTER
                                                  --------    --------    --------    --------
                                                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
YEAR ENDED DECEMBER 31, 1998
Net sales.......................................  $ 41,547    $ 47,286    $ 53,299    $ 82,507
Gross margin (loss).............................   (16,322)     (7,920)      6,492      15,678
Income (loss) from operations(2)................   (70,760)    (43,805)    (22,485)    (26,849)
Net income (loss)(3)............................  $(70,290)   $(35,401)   $(11,634)   $  4,121
Per share amounts:
  Basic.........................................  $  (1.36)   $  (0.69)   $  (0.23)   $   0.08
  Diluted(4)....................................  $  (1.36)   $  (0.69)   $  (0.23)   $   0.08
Shares used in computing per share amounts:
  Basic.........................................    51,554      51,174      50,985      50,601
  Diluted(4)....................................    51,554      51,174      50,985      52,148
Stock prices:(5)
High............................................  $   8.25    $   5.38    $   7.97    $   7.88
Low.............................................  $   2.00    $   2.81    $   5.00    $   4.94
YEAR ENDED DECEMBER 31, 1997
Net sales.......................................  $101,911    $119,604    $ 84,589    $130,255
Gross margin....................................    26,443      33,413      24,883      50,435
Income (loss) from operations(2)................   (25,305)       (407)     (9,648)     18,863
Net income (loss)...............................  $ (8,122)   $  4,384    $ (1,766)   $ 14,382
Per share amounts:
  Basic.........................................  $  (0.16)   $   0.09    $  (0.04)   $   0.30
  Diluted(4)....................................  $  (0.16)   $   0.08    $  (0.04)   $   0.27
Shares used in computing per share amounts:
  Basic.........................................    50,440      49,764      49,201      48,672
  Diluted(4)....................................    50,440      52,380      49,201      57,503
Stock prices:(5)
High............................................  $  13.19    $  17.44    $  13.13    $  18.88
Low.............................................  $   4.81    $  10.56    $   9.19    $  12.44

---------------
(1) The preceding table presents selected unaudited consolidated financial results for each of the eight quarters in the two-year period ended December 31, 1998. In the Company's opinion, this unaudited information has been prepared on the same basis as the audited information and includes all adjustments (consisting of only normal recurring adjustments) necessary for a fair statement of the financial information for the period presented.

(2) Loss from operations for 1998 includes a write-off of acquired technologies of $8.0 million in the first quarter of 1998, a charge for impairment of long-lived assets of $27.2 million in the fourth quarter of 1998 and a restructuring charge of $6.1 million in the third quarter of 1998. Income
    (loss) from operations for 1997 includes a charge for impairment of long-lived assets of $17.2 million in the fourth quarter of 1997.

(3) Net income (loss) includes gain on sale of joint venture of $26.6 million in the first quarter of 1998.

(4) Diluted earnings per share includes the effect of incremental shares issuable upon the conversion of the convertible subordinated notes, the dilutive effect of outstanding options and an adjustment to net income for the interest expense (net of income taxes) related to the notes unless the impact of such conversion is anti-dilutive. The effect of the conversion was anti-dilutive in the second and fourth quarters of 1997 and all quarters of 1998.

(5) The Company's common stock trades on the Nasdaq National Market under the symbol SIII. The table indicates the range of the high and low closing prices, as reported by Nasdaq.

     At December 31, 1998, there were approximately 665 stockholders of record of the Company's common stock and approximately 35,000 beneficial stockholders. The Company has never declared or paid cash dividends on its capital stock and does not anticipate paying any cash dividends in the foreseeable future. The Company currently intends to retain future earnings for the development of its business.

                        UNITED SEMICONDUCTOR CORPORATION

                              FINANCIAL STATEMENTS

                           DECEMBER 31, 1998 AND 1997

January 22, 1999
(99)B.L36P4065

To the Board of Directors of United Semiconductor Corporation

     We have examined the accompanying balance sheets of United Semiconductor Corporation as of December 31, 1998 and 1997, and the related statements of income, of changes in stockholders' equity and of cash flows for the years then ended. Our examinations were made in accordance with the "Rules Governing the Certification of Financial Statements by Certified Public Accountants" and generally accepted auditing standards and accordingly included such tests of the accounting records and such other auditing procedures as we considered necessary in the circumstances.

     In our opinion, the financial statements examined by us present fairly the financial position of United Semiconductor Corporation as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles consistently applied.

PricewaterhouseCoopers
Hsinchu, Taiwan R.O.C.

                        UNITED SEMICONDUCTOR CORPORATION

                                 BALANCE SHEET
                                  DECEMBER 31,
                   (EXPRESSED IN NEW TAIWAN THOUSAND DOLLARS)

                                     ASSETS

                                                                 1998           1997
                                                              -----------    -----------
CURRENT ASSETS
  Cash and cash equivalents (Note 4(1)).....................  $ 7,516,907    $ 5,469,227
  Marketable securities (Note 4(2)).........................    3,138,393      3,190,746
  Notes receivable
     -- third parties.......................................          189             --
     -- related parties (Note 5)............................        8,352            781
  Accounts receivable
     -- third parties (Note 4(3))...........................      778,399        937,320
     -- related parties (Note 5)............................      436,937        939,664
  Other receivables.........................................      165,146         88,905
  Inventories (Note 4(4))...................................      665,344        511,486
  Prepaid expenses..........................................        7,803         17,669
  Other current assets (Note 4(12)).........................       93,353        230,381
                                                              -----------    -----------
                                                               12,810,823     11,386,179
                                                              -----------    -----------
LONG-TERM INVESTMENTS (NOTES 4(5))
  Long-term investment......................................      105,759             --
  Prepaid long-term investment..............................      250,400             --
                                                              -----------    -----------
                                                                  356,159             --
                                                              -----------    -----------
PROPERTY, PLANT AND EQUIPMENT (NOTES 4(6) AND 6)
  Cost
  Machinery and equipment...................................   18,591,271     10,169,495
  Transportation equipment..................................        3,206          3,206
  Furniture and fixtures....................................      217,742        130,771
  Leasehold improvements....................................       10,966         10,966
  Other equipment...........................................       40,974         14,270
                                                              -----------    -----------
                                                               18,864,159     10,328,708
  Accumulated depreciation..................................   (4,452,290)    (1,944,961)
  Construction in progress and prepayments..................      967,065      2,460,306
                                                              -----------    -----------
                                                               15,378,934     10,844,053
                                                              -----------    -----------
INTANGIBLE ASSET
  Other intangible assets...................................      813,455      1,037,500
                                                              -----------    -----------
OTHER ASSETS
  Deposit-out...............................................        1,475         30,979
  Deferred expense..........................................      134,044         54,027
  Deferred income tax assets (Note 4 (12))..................      238,121        103,102
  Other assets..............................................        2,231             --
                                                              -----------    -----------
                                                                  375,871        188,108
                                                              -----------    -----------
          TOTAL ASSETS......................................  $29,735,242    $23,455,840
                                                              ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                        UNITED SEMICONDUCTOR CORPORATION

                                 BALANCE SHEET
                                  DECEMBER 31,
                   (EXPRESSED IN NEW TAIWAN THOUSAND DOLLARS)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                 1998           1997
                                                              -----------    -----------
CURRENT LIABILITIES
  Short-term loans (Note 4(7))..............................  $   781,944    $ 1,911,632
  Notes payable (Note 5)....................................           --        125,209
  Accounts payable
     -- third parties.......................................      461,646        513,371
     -- related parties (Note 5)............................       23,634         21,485
  Accrued expenses (Note 5).................................      811,301        578,013
  Other payables............................................    1,213,782        359,172
  Current portion of long-term loans (Note 4(8))............    1,571,458        656,744
Other current liabilities...................................        6,607          1,268
                                                              -----------    -----------
                                                                4,870,372      4,166,894
                                                              -----------    -----------
LONG-TERM LIABILITIES
  Long-term loans (Note 4(8))...............................    7,041,589      5,190,525
                                                              -----------    -----------
OTHER LIABILITIES
  Accrued pension liabilities...............................       24,958         11,619
                                                              -----------    -----------
          Total Liabilities.................................   11,936,919      9,369,038
                                                              -----------    -----------
STOCKHOLDERS' EQUITY
  Common stock (Note 4(10)).................................   13,367,809     10,000,000
  Capital reserve generated from the gain on disposal of
     fixed assets...........................................           40             40
  Retained earnings (Note 4(11))
     -- Legal reserve.......................................      408,676             --
     -- Unappropriated earnings.............................    4,022,045      4,086,762
  Cumulative translation adjustment.........................         (247)            --
                                                              -----------    -----------
          Total stockholders' equity........................   17,798,323     14,086,802
                                                              -----------    -----------
COMMITMENTS AND CONTINGENT LIABILITIES (NOTE 7)
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY........  $29,735,242    $23,455,840
                                                              ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                        UNITED SEMICONDUCTOR CORPORATION

                              STATEMENT OF INCOME
                        FOR THE YEARS ENDED DECEMBER 31,
                   (EXPRESSED IN NEW TAIWAN THOUSAND DOLLARS
                        EXCEPT EARNINGS PER SHARE DATA)

                                                                 1998           1997
                                                              -----------    -----------
Operating Revenues
  Sales revenues............................................  $12,614,679    $10,003,022
  Sales returns.............................................     (186,848)       (21,216)
  Sales allowance...........................................     (634,954)      (302,184)
                                                              -----------    -----------
  Net sales.................................................   11,792,877      9,679,622
  Other operating revenues..................................      183,553         81,542
                                                              -----------    -----------
  Net operating revenues....................................   11,976,430      9,761,164
                                                              -----------    -----------
Operating Cost
  Cost of goods sold........................................   (6,748,200)    (5,278,405)
  Other operating cost......................................     (129,181)       (38,604)
                                                              -----------    -----------
                                                               (6,877,381)    (5,317,009)
                                                              -----------    -----------
Gross Profit................................................    5,099,049      4,444,155
                                                              -----------    -----------
Operating Expenses
  Selling expenses..........................................     (218,789)       (88,841)
  Administrative expenses...................................     (214,364)      (265,943)
  Research and development expenses.........................     (701,179)      (443,866)
                                                              -----------    -----------
                                                               (1,134,332)      (798,650)
                                                              -----------    -----------
Operating Income............................................    3,964,717      3,645,505
                                                              -----------    -----------
Non-operating Income
  Interest income...........................................      368,695        264,153
  Dividends revenue.........................................       28,010         21,420
  Gain on disposal of investment............................       41,516         16,956
  Foreign exchange gain.....................................           --        397,616
  Gain on reverse of allowance on inventory loss............       59,540             --
  Other income..............................................        5,370          6,853
                                                              -----------    -----------
                                                                  503,131        706,998
                                                              -----------    -----------
Non-operating Expenses
  Interest expense..........................................     (464,199)      (354,973)
  Foreign exchange loss.....................................      (71,071)            --
  Provision for loss on obsolescence of inventories.........           --        (50,562)
  Financial expense.........................................      (10,919)          (391)
  Other loss................................................     (103,307)          (419)
                                                              -----------    -----------
                                                                 (649,496)      (406,345)
                                                              -----------    -----------
Income before income tax....................................    3,818,352      3,946,158
Income tax (expense) benefit (Note 4(12))...................      (69,803)        84,057
                                                              -----------    -----------
Net income..................................................  $ 3,748,549    $ 4,030,215
                                                              ===========    ===========
Earnings per share (Note 4(13))
  Net income................................................  $      2.80    $      3.01
                                                              ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                        UNITED SEMICONDUCTOR CORPORATION

                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                        FOR THE YEARS ENDED DECEMBER 31,
                   (EXPRESSED IN NEW TAIWAN THOUSAND DOLLARS)

                                                            RETAINED EARNINGS       CUMULATIVE TRANSLATION
                                                        -------------------------      ADJUSTMENT FROM           TOTAL
                                              CAPITAL    LEGAL     UNAPPROPRIATED         LONG-TERM          STOCKHOLDERS'
                               COMMON STOCK   RESERVE   RESERVE       EARNINGS           INVESTMENTS            EQUITY
                               ------------   -------   --------   --------------   ----------------------   -------------
Balance at January 1, 1997...  $10,000,000      $--     $     --    $    56,587             $  --             $10,056,587
Net income for 1997..........           --       --           --      4,030,215                --               4,030,215
Transfer of the gain on
  disposal of fixed assets to
  capital reserve............           --       40           --            (40)               --                      --
                               -----------      ---     --------    -----------             -----             -----------
Balance at December 31,
  1997.......................   10,000,000       40           --      4,086,762                --              14,086,802
Appropriation of 1997
  earnings:
  Appropriation for legal
     reserve.................           --       --      408,676       (408,676)               --                      --
  Capitalization of
     employees' bonus........      367,809       --           --       (367,809)               --                      --
  Directors' and supervisors'
     renumeration............           --       --           --        (36,781)               --                 (36,781)
  Stock dividends............    3,000,000       --           --     (3,000,000)               --                      --
Net income for 1998..........           --       --           --      3,748,549                --               3,748,549
Cumulative translation
  adjustment.................           --       --           --             --              (247)                   (247)
                               -----------      ---     --------    -----------             -----             -----------
Balance at December 31,
  1998.......................  $13,367,809      $40     $408,676    $ 4,022,045             $(247)            $17,798,323
                               ===========      ===     ========    ===========             =====             ===========

   The accompanying notes are an integral part of these financial statements.

                        UNITED SEMICONDUCTOR CORPORATION

                            STATEMENT OF CASH FLOWS
                        FOR THE YEARS ENDED DECEMBER 31,
                   (EXPRESSED IN NEW TAIWAN THOUSAND DOLLARS)

                                                                 1998           1997
                                                              -----------    -----------
OPERATING ACTIVITIES:
  Net income................................................  $ 3,748,549    $ 4,030,215
  Adjustments to reconcile net income to net cash provided
     by (used in) operating activities
  Depreciation..............................................    2,510,951      1,591,371
  Amortization..............................................      363,314        320,071
(Reverse of) Provision for loss on obsolescence of
  inventories...............................................      (47,943)        38,403
  (Loss) gain on disposal of fixed assets...................           15            (40)
  Fixed assets transferred to expenses......................        4,759         26,516
  Changes in asset and liability accounts:
  Accounts and notes receivable.............................      653,888     (1,026,445)
  Other receivables.........................................      (76,241)       (24,017)
  Inventories...............................................     (105,915)       (64,203)
  Prepaid expenses..........................................        9,866         (5,673)
  Other current assets......................................      137,028       (208,429)
  Deferred income tax assets................................     (135,019)       116,684
  Other assets..............................................       (2,231)            --
  Accounts and notes payable................................     (174,785)       213,748
  Accrued expenses and other payable........................      233,288        283,571
  Other current liabilities.................................         (908)         5,911
  Accrued pension liabilities...............................       13,339         11,619
                                                              -----------    -----------
  Net cash provided by operating activities.................    7,131,955      5,309,302
                                                              -----------    -----------
INVESTING ACTIVITIES:
  Acquisition of fixed assets...............................   (6,280,177)    (4,644,743)
  Proceeds from disposal of fixed assets....................           --          9,180
  Decrease (increase) in marketable securities..............       52,353     (2,987,926)
  Increase in long-term investment..........................     (356,406)            --
  Increase in deferred expense and intangible assets........     (128,858)       (25,882)
  Decrease (increase) in deposits-out.......................       29,504           (915)
                                                              -----------    -----------
  Net cash used in investing activities.....................   (6,683,584)    (7,650,286)
                                                              -----------    -----------
FINANCING ACTIVITIES:
  Decrease (increase) in short-term loans...................   (1,129,688)     1,750,112
  Proceeds from long-term loans.............................    2,765,778      1,517,771
  Appropriation of directors' and supervisors'
     renumeration...........................................      (36,781)            --
                                                              -----------    -----------
  Net cash provided by financing activities.................    1,599,309      3,267,883
                                                              -----------    -----------
  Net increase in cash and cash equivalents.................    2,047,680        926,899
  Cash and cash equivalents at the beginning of year........    5,469,227      4,542,328
                                                              -----------    -----------
  Cash and cash equivalents at the end of year..............  $ 7,516,907    $ 5,469,227
                                                              ===========    ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid for interest (excluding interest capitalized)...  $   444,233    $   345,781
                                                              ===========    ===========
  Cash paid for income tax..................................  $     1,744    $    51,501
                                                              ===========    ===========
INVESTING ACTIVITIES PARTIALLY PAID BY CASH
  Acquisition of fixed assets...............................  $ 7,154,510    $ 3,445,946
  Add: payable at the beginning of year.....................      352,925      1,551,722
  Less: payable at the end of year..........................   (1,213,782)      (352,925)
     Fixed assets exchange..................................      (13,476)            --
                                                              -----------    -----------
  Cash paid.................................................  $ 6,280,177    $ 4,644,743
                                                              ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                        UNITED SEMICONDUCTOR CORPORATION

                         NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1998 AND 1997
                   (EXPRESSED IN NEW TAIWAN THOUSAND DOLLARS)

 1. HISTORY AND ORGANIZATION

     United Semiconductor Corporation was incorporated as a company limited by shares on October 6, 1995 and commenced its operations in June, 1996. As of December 31, 1998, the paid-in capital is $13,367,809. The Company's major business activities are as follows:

          a. Semiconductor and semiconductor device foundry;

          b. Providing the mask tooling, package, burn-in, and testing services for the above-mentioned products; and

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

  Cash equivalents

     Cash equivalents are short-term, highly liquid investments, which are readily convertible to known amounts of cash and with maturity dates that do not present significant risk of changes in value because of changes in interest rates.

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

  Long-term investments

          A. If the investee company is listed and the Company owns less than 20% of the outstanding shares and has no significant influence on operational decisions of the listed company, such investment is accounted for by the lower of cost or market value method. The unrealized loss resulting from the decline in market value of such investment is deducted from stockholders' equity. The Company's investment in a company which is not listed is accounted for under the cost method.

                        UNITED SEMICONDUCTOR CORPORATION

                           DECEMBER 31, 1998 AND 1997
                   (EXPRESSED IN NEW TAIWAN THOUSAND DOLLARS)

          B. Investment income or loss from investments in both listed and unlisted companies is accounted for under equity method provided that the Company owns over 20% of the outstanding shares or has significant influence on operational decisions of the listed and unlisted companies.

          C. For long-term investments in which the Company owns more than 50% of the subsidiary, consolidated financial statements are prepared, if the total assets and the operating income of the subsidiary are less than 10% of the respective nonconsolidated total assets and income of the Company, the subsidiary's financial statements are not consolidated and instead are accounted for using the equity method. Irrespective of the above test, when the total combined assets or operating income of all such nonconsolidated subsidiaries constitute more than 30% of the Company's nonconsolidated total assets or income, then each individual subsidiary with total assets or operating income greater than 3% of the Company's respective nonconsolidated total assets and income is included in the consolidation.

          D. In evaluation of overseas long-term investment, the cumulative translation adjustment derived from the investee's foreign currency financial statements is treated as adjusted item of the Company's stockholders' equity account.

  Property, plant and equipment

          A. Property, plant and equipment are stated at cost. Interest incurred on loans used to finance the construction of property and plant is capitalized and depreciated accordingly.

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

  Intangible assets

          A. Technology knowhow was provided by a major shareholder as part of paid-in capital. The asset is amortized over five years on the straight-line method starting from the date of operation.

          B. Royalties are stated at cost and amortized on a straight-line basis over the contract period.

  Deferred charges

     Deferred charges are stated at cost and amortized on a straight-line basis over the following years: software -- 3 years; organization cost -- 5 years.

  Retirement plan

          A. The Company has a non-contributory and funded defined benefit retirement plan covering all its regular employees.

          B. The net pension cost is computed based on an actuarial valuation in accordance with the provision of FASB No. 18 of the R.O.C., which requires consideration of cost components such as service cost, interest cost, expected return on plan assets and amortization of net obligation at transition.

                        UNITED SEMICONDUCTOR CORPORATION

                           DECEMBER 31, 1998 AND 1997
                   (EXPRESSED IN NEW TAIWAN THOUSAND DOLLARS)

  Income tax

     Income tax is provided based on accounting income after adjusting for permanent differences. The provision for income tax includes deferred tax resulting from items reported in different periods for tax and financial reporting purposes and from investment tax credits. A valuation allowance is provided for deferred tax asset to the extent that it is more likely than not that the tax benefits will not be realized. Deferred tax assets or liabilities are further classified into current or noncurrent items and are presented in the financial statements as net balance. Over or under provision of prior years' income tax liabilities are included in the current year's income tax expense.

 3. EFFECT OF CHANGE IN ACCOUNTING PRINCIPLES

     None.

 4. CONTENTS OF SIGNIFICANT ACCOUNTS

     (1) CASH AND CASH EQUIVALENTS

                                                            DECEMBER 31
                                                      ------------------------
                                                         1998          1997
                                                      ----------    ----------
Cash:
Cash on hand........................................  $    2,355    $    1,817
Demand accounts.....................................     387,694        58,655
Checking accounts...................................     169,402        16,607
Time deposits.......................................   6,054,016     5,342,348
                                                      ----------    ----------
                                                       6,613,467     5,419,427
Cash equivalents:
Bonds with repurchase agreement.....................     903,440        49,800
                                                      ----------    ----------
                                                      $7,516,907    $5,469,227
                                                      ==========    ==========

     (2) MARKETABLE SECURITIES

                                                            DECEMBER 31
                                                      ------------------------
                                                         1998          1997
                                                      ----------    ----------
Mutual funds........................................  $  199,040    $  251,393
Listed equity securities stocks.....................   2,939,353     2,939,353
                                                      ----------    ----------
                                                      $3,138,393    $3,190,746
                                                      ==========    ==========

     (3) ACCOUNTS RECEIVABLE -- NET

                                                            DECEMBER 31
                                                       ----------------------
                                                         1998          1997
                                                       --------      --------
Accounts receivable -- third parties.................  $863,417      $959,159
Less: Allowance for doubtful accounts................   (20,982)      (21,839)
Less: Allowance for sales returns and discounts......   (64,036)           --
                                                       --------      --------
                                                       $778,399      $937,320
                                                       ========      ========

                        UNITED SEMICONDUCTOR CORPORATION

                           DECEMBER 31, 1998 AND 1997
                   (EXPRESSED IN NEW TAIWAN THOUSAND DOLLARS)

     (4) INVENTORIES

                                                             DECEMBER 31
                                                         --------------------
                                                           1998        1997
                                                         --------    --------
Raw materials, supplies and spare parts................  $ 88,653    $226,426
Work in process........................................   445,414     315,274
Finished goods.........................................   171,737      58,189
                                                         --------    --------
                                                          705,804     599,889
Less: Allowance for loss on obsolescence...............   (40,460)    (88,403)
                                                         --------    --------
                                                         $665,344    $511,486
                                                         ========    ========

     (5) LONG-TERM INVESTMENT

                                                                    DECEMBER 31
                                                 --------------------------------------------------
                                                           1998                       1997
                                                 ------------------------    ----------------------
                                                              PERCENTAGE                PERCENTAGE
               INVESTEE COMPANY                   AMOUNT     OF OWNERSHIP    AMOUNT    OF OWNERSHIP
               ----------------                  --------    ------------    ------    ------------
Investment accounted for under equity method:
  UMC-USA......................................  $106,006         20%          $--         --
  Cumulative translation adjustment............      (247)                     --
                                                 --------                      --
  Subtotal.....................................   105,759                      --
                                                 --------                      --
Prepaid long-term investment:
  Industrial Bank of Taiwan....................   250,000                      --
  SBIP Administration Recycle Co...............       400                      --
                                                 --------                      --
     Subtotal..................................   250,400                      --
                                                 --------                      --
          Grand total..........................  $356,159                      $--
                                                 ========                      ==

                        UNITED SEMICONDUCTOR CORPORATION

                           DECEMBER 31, 1998 AND 1997
                   (EXPRESSED IN NEW TAIWAN THOUSAND DOLLARS)

     (6) PROPERTY, PLANT AND EQUIPMENT

                                                     ACCUMULATED
                                         COST        DEPRECIATION    BOOK VALUE
                                      -----------    ------------    -----------
DECEMBER 31, 1998
Machinery and equipment.............  $18,591,271    $(4,387,198)    $14,204,073
Transportation equipment............        3,206         (1,122)          2,084
Furniture and fixtures..............      217,742        (53,978)        163,764
Leasehold improvements..............       10,966         (4,142)          6,824
Other equipment.....................       40,974         (5,850)         35,124
Construction in progress and
  prepayments.......................      967,065             --         967,065
                                      -----------    -----------     -----------
                                      $19,831,224     (4,452,290)     15,378,934
                                      ===========    ===========     ===========
DECEMBER 31, 1997
Machinery and equipment.............  $10,169,495    $(1,915,540)    $ 8,253,955
Transportation equipment............        3,206           (587)          2,619
Furniture and fixtures..............      130,771        (24,341)        106,430
Leasehold improvements..............       10,966         (2,315)          8,651
Other equipment.....................       14,270         (2,178)         12,092
Construction in progress and
  prepayments.......................    2,460,306             --       2,460,306
                                      -----------    -----------     -----------
                                      $12,789,014    $(1,944,961)    $10,844,053
                                      ===========    ===========     ===========

     Interest expense amounting to $118,745 and $24,321 were capitalized in 1998 and 1997, respectively.

     (7) SHORT-TERM LOANS

                                                          DECEMBER 31
                                                 ------------------------------
                                                     1998             1997
                                                 -------------    -------------
Unsecured loans................................       $781,944       $1,911,632
                                                 =============    =============
Annual interest rates..........................   0.73% - 8.22%    1.25% - 7.66%
                                                 =============    =============

     (8) LONG-TERM LOANS

                                                          DECEMBER 31
                                                 ------------------------------
                                                     1998             1997
                                                 -------------    -------------
Long-term loans................................    $ 8,613,047       $5,847,269
Less: Current portion..........................     (1,571,458)        (656,744)
                                                 -------------    -------------
                                                   $ 7,041,589       $5,190,525
                                                 =============    =============
Annual interest rates..........................   1.25% - 7.60%    1.31% - 7.20%
                                                 =============    =============

     (9) RETIREMENT PLAN

     A. All of the regular employees of the Company are covered by the pension plan. Under the plan, the Company contributes an amount equal to 2% of total wages on a monthly basis to the pension fund deposited in the Central Trust of China. Pension benefits are generally based on service years (two points per year for service years 15 years and below and one point per year for service years over 15 years). Each employee is limited up to 45 points. During 1998 and 1997, the Company recognized pension cost amounting to $22,262

                        UNITED SEMICONDUCTOR CORPORATION

                           DECEMBER 31, 1998 AND 1997
                   (EXPRESSED IN NEW TAIWAN THOUSAND DOLLARS)

and $17,793, respectively. The balances of the Company's employees' retirement fund in Central Trust of China was $18,068 and $9,270 at December 31, 1998 and 1997, respectively.

     B. Based on actuarial assumptions for the years of 1998 and 1997, both the discount rate and expected rate of return on plan asset are 6.25% and 6.5%, respectively and the rates of compensation increase are both 8%. The unrecognized net obligation at transition is amortized equally over 15 years. The funded status of pension plan is listed as follows:

                                                             DECEMBER 31
                                                         --------------------
                                                           1998        1997
                                                         --------    --------
Vested benefit obligation..............................  $     --    $     --
Non-vested benefit obligation..........................   (11,417)     (4,947)
                                                         --------    --------
Accumulated benefit obligation.........................   (11,417)     (4,947)
Effect on projected salary increase....................   (57,082)    (25,388)
                                                         --------    --------
Projected benefit obligation...........................   (68,499)    (30,335)
Market-related value of plan assets....................    18,068       8,638
                                                         --------    --------
Projected benefit obligation exceeds plan asset........   (50,431)    (21,697)
Unrecognized net obligation at transition..............       260         281
Unrecognized pension gain or loss......................    26,647      11,360
                                                         --------    --------
Accrued pension liability..............................  $(23,524)   $(10,056)
                                                         ========    ========

     (10) COMMON STOCK

     A. As of December 31, 1998, the Company's authorized capital was $23,000,000, representing 2,300,000 thousand shares, with par value of NT$10. The total issued and outstanding capital at December 31, 1998 and 1997 were $13,367,809 and $10,000,000, respectively.

     B. Based on the resolution of the shareholders' meeting on May 26, 1998, the Company issued new shares of 336,781 thousand shares from the capitalization of retained earnings of $3,000,000 and employees' bonus of $367,809. The Company has completed the amendment procedures for registration.

     (11) RETAINED EARNINGS

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

          (5) allocating 1% of the remaining amount, after deducting (1), (2),
     (3) and (4) above from the current year's earnings, as directors' and supervisors' remuneration;

          (6) allocating not below 10% of the remaining amount, after deducting
     (1), (2), (3) and (4) above from the current year's earnings, as employees' bonus; and

                        UNITED SEMICONDUCTOR CORPORATION

                           DECEMBER 31, 1998 AND 1997
                   (EXPRESSED IN NEW TAIWAN THOUSAND DOLLARS)

          (7) distributing the remaining amount in accordance with the resolution of the board of directors and stockholders.

     (12) INCOME TAX

     A. Income tax receivable at December 31, 1998 and 1997 was derived as follows:

                                                           1998        1997
                                                         --------    --------
Income tax expense (benefit)...........................  $ 69,803    $(84,057)
Net effect of the change in deferred income tax assets
  and liabilities......................................   (54,187)     89,634
Adjustment of prior year's income tax expense..........    (3,101)         --
Withholding income tax.................................   (34,994)    (51,259)
Tax on interest which is subject to separate
  withholding income tax...............................    (1,744)       (242)
                                                         --------    --------
Income tax receivable (shown in other current
  assets)..............................................  $(24,223)   $(45,924)
                                                         ========    ========

     B. Deferred income tax assets and liabilities as of December 31, 1998 and 1997 were as follows:

                                                            DECEMBER 31
                                                      ------------------------
                                                         1998          1997
                                                      ----------    ----------
Deferred income tax assets -- current...............  $   43,335    $  228,270
Deferred income tax liabilities -- current..........      (4,271)           --
                                                      ----------    ----------
                                                          39,064       228,270
                                                      ----------    ----------
Deferred income tax assets -- noncurrent............   1,526,536     1,262,960
Deferred income tax liabilities -- noncurrent.......    (470,012)     (611,435)
Valuation allowance for deferred income tax
  assets -- noncurrent..............................    (818,403)     (548,423)
                                                      ----------    ----------
                                                         238,121       103,102
                                                      ----------    ----------
                                                      $  277,185    $  331,372
                                                      ==========    ==========

                        UNITED SEMICONDUCTOR CORPORATION

                           DECEMBER 31, 1998 AND 1997
                   (EXPRESSED IN NEW TAIWAN THOUSAND DOLLARS)

     C. Components of deferred income tax assets and liabilities as of December 31, 1998 and 1997 were as follows:

                              DECEMBER 31, 1998            DECEMBER 31, 1997
                          -------------------------    -------------------------
                            AMOUNT       TAX EFFECT      AMOUNT       TAX EFFECT
                          -----------    ----------    -----------    ----------
Current items:
Temporary differences
Unrealized foreign
  exchange gain.........  $   195,322    $   39,064    $ 1,141,350    $  228,270
                          -----------    ----------    -----------    ----------
Non-current items:
Temporary differences
Depreciation............   (2,350,062)     (470,012)    (3,057,175)     (611,435)
Amortization of
  technology knowhow,
  etc...................      135,180        27,036        956,290       191,258
Investment tax
  credits...............           --     1,499,500             --     1,071,702
Valuation allowance for
  deferred income tax
  assets................           --      (818,403)            --      (548,423)
                          -----------    ----------    -----------    ----------
                          $(2,214,882)      238,121    $(2,100,885)      103,102
                          ===========    ----------    ===========    ----------
                                         $  277,185                   $  331,372
                                         ==========                   ==========

     D. The Company's income tax return for 1996 has been assessed and approved by the Tax Authority.

     E. Pursuant to the "Statute For The Establishment and Administration of Science-Based Industrial Park", the Company was granted several periods of tax holidays with respect to income derived from approved investments. The tax holidays will be expired on December, 2001.

     F. As of December 31, 1998, the unused investment tax credits amounting to $1,499,500 resulting from the acquisition of equipment and expenditures on research and development will expire on December 31, 2002.

     G. As of December 31, 1998, the Company's deductible credit account balance for shareholders' income tax is $36,733. The ending balance of unappropriated earnings amounting to $4,022,045, of which $3,748,549 came from the year of 1998 and $273,496 came from and before the years of 1997. The estimated ratio of deductible tax credit for the appropriation of 1998's earnings is 0.33%.

     (13) EARNINGS PER SHARE

                                                         1998          1997
                                                      ----------    ----------
Net income..........................................  $3,748,549    $4,030,215
                                                      ==========    ==========
Weighted average outstanding common stock (Expressed
  in thousand shares)...............................   1,336,781     1,000,000
                                                      ==========    ==========
Retroactively adjusted weighted average outstanding
  common stock (Expressed in thousand shares).......   1,336,781     1,336,781
                                                      ==========    ==========
Earnings per share (Expressed in New Taiwan
  dollars)..........................................  $     2.80    $     4.03
                                                      ==========    ==========
Retroactively adjusted weighted average earnings per
  share.............................................  $     2.80    $     3.01
                                                      ==========    ==========

                        UNITED SEMICONDUCTOR CORPORATION

                           DECEMBER 31, 1998 AND 1997
                   (EXPRESSED IN NEW TAIWAN THOUSAND DOLLARS)

 5. RELATED PARTY TRANSACTION

     (1) NAMES AND RELATIONSHIPS OF RELATED PARTIES

    NAME OF THE RELATED PARTIES          THE RELATIONSHIP WITH THE COMPANY
    ---------------------------          ---------------------------------
United Microelectronics Co., Ltd.
  (UMC)                                 The major investor of the Company
United Integrated Circuits
  Corporation                           Common board chairman
United Silicon Incorporated             Common board chairman
Utek Semiconductor Inc.                 Common board chairman
AMIC Technology, Incorporated           The affiliate of UMC
Faraday Technology Corporation          Common major investor
NOVATEK Microelectronics Corp.          Common major investor
Integrated Technology Express           Common major investor
MediaTek Incorporation                  Common major investor
Industrial Bank of Taiwan               The Company is the promoter
Chiao Tung Bank                         The Company's chairman is a board
                                        member of the Bank
S3 Inc.                                 A director of the Company
S3 International Ltd.                   100% investee of S3 Inc.
ALLIANCE Semiconductor Corp.
  (Alliance)                            A director of the Company
UMC-USA                                 The investee of the Company

     (2) SIGNIFICANT RELATED PARTY TRANSACTIONS

          a. Sales

                                         1998                          1997
                              --------------------------    --------------------------
                                             PERCENTAGE                    PERCENTAGE
                                AMOUNT      OF NET SALES      AMOUNT      OF NET SALES
                              ----------    ------------    ----------    ------------
United Microelectronics Co.,
  Ltd.......................  $1,562,443         13%        $2,503,897         26%
United Integrated Circuit
  Co., Ltd..................     229,583          2%           302,866          3%
S3 International Ltd........   1,456,778         12%                --         --
  Alliance..................     271,453          2%                --         --
Others......................     108,098          1%           425,071          4%
                              ----------         --         ----------         --
                              $3,628,355         30%        $3,231,834         33%
                              ==========         ==         ==========         ==

     The above sales are dealt with in the ordinary course of business similar to those with other companies. The actual collection period is approximately two months.

                        UNITED SEMICONDUCTOR CORPORATION

                           DECEMBER 31, 1998 AND 1997
                   (EXPRESSED IN NEW TAIWAN THOUSAND DOLLARS)

          b. Purchases

                                            1998                     1997
                                   ----------------------    ---------------------
                                               PERCENTAGE               PERCENTAGE
                                                 OF NET                   OF NET
                                    AMOUNT     PURCHASES     AMOUNT     PURCHASES
                                   --------    ----------    -------    ----------
United Microelectronics Co.,
  Ltd............................  $ 69,942        3%        $15,912         2%
United Silicon Incorporated......    17,115        1%             --        --
United Integrated Circuit Co.,
  Ltd............................    19,060        1%             --        --
                                   --------        --        -------        --
                                   $106,117        5%        $ 15912         2%
                                   ========        ==        =======        ==

     The above purchases are dealt with in the ordinary course of business similar to those with other companies and are payable after two months from the date of transaction entries.

          c. Notes receivable

                                              1998                    1997
                                      --------------------    --------------------
                                                PERCENTAGE              PERCENTAGE
                                                 OF NOTES                OF NOTES
                                      AMOUNT    RECEIVABLE    AMOUNT    RECEIVABLE
                                      ------    ----------    ------    ----------
United Microelectronics Co., Ltd....  $   --        --         $781        100%
AMIC Technology Incorporated........   6,736        79%          --         --
Faraday Technology Corporation......     812        10%          --         --
Integrated Technology Express.......     804         9%          --         --
                                      ------        --         ----        ---
                                      $8,352        98%        $781        100%
                                      ======        ==         ====        ===

          d. Accounts receivable

                                          1998                       1997
                                 -----------------------    -----------------------
                                             PERCENTAGE                 PERCENTAGE
                                             OF ACCOUNTS                OF ACCOUNTS
                                  AMOUNT     RECEIVABLE      AMOUNT     RECEIVABLE
                                 --------    -----------    --------    -----------
United Microelectronics
  Co., Ltd. ...................  $303,987        22%        $218,633        11%
United Integrated Circuits Co.,
  Ltd..........................        --        --          317,533        17%
S3 International Ltd...........   140,624        10%         263,252        14%
Others.........................    79,157         6%         148,453         8%
                                 --------        --         --------        --
                                  523,768        38%         947,871        50%
Less: Allowance for doubtful
  accounts.....................    (4,541)       --           (8,207)       --
Less: Allowance for sales
  returns and discounts........   (82,290)       (6)%             --        --
                                 --------        --         --------        --
                                 $436,937        32%        $939,664        50%
                                 ========        ==         ========        ==

          e. Notes payable

                                             1998                    1997
                                     --------------------    ---------------------
                                               PERCENTAGE               PERCENTAGE
                                                OF NOTES                 OF NOTES
                                     AMOUNT     PAYABLE      AMOUNT      PAYABLE
                                     ------    ----------    -------    ----------
United Microelectronics Co., Ltd...    $--        --         $25,992        21%
                                       ==          ==        =======        ==

                        UNITED SEMICONDUCTOR CORPORATION

                           DECEMBER 31, 1998 AND 1997
                   (EXPRESSED IN NEW TAIWAN THOUSAND DOLLARS)

          f. Accounts payable

                                            1998                      1997
                                   ----------------------    ----------------------
                                              PERCENTAGE                PERCENTAGE
                                              OF ACCOUNTS               OF ACCOUNTS
                                   AMOUNT       PAYABLE      AMOUNT       PAYABLE
                                   -------    -----------    -------    -----------
United Microelectronics Co.,
  Ltd............................  $20,776         4%        $ 9,428         2%
United Integrated Circuit Co.,
  Ltd............................    1,281        --          12,057         2%
United Silicon Incorporated......    1,577         1%             --        --
                                   -------        --         -------        --
                                   $23,634         5%        $21,485         4%
                                   =======        ==         =======        ==

          g. Accrued expenses

                                            1998                     1997
                                   ----------------------    ---------------------
                                               PERCENTAGE               PERCENTAGE
                                               OF ACCRUED               OF ACCRUED
                                    AMOUNT      EXPENSES     AMOUNT      EXPENSES
                                   --------    ----------    -------    ----------
United Microelectronics Co.,
  Ltd............................  $190,761        24%        77,387       $13%
Others...........................       197        --             --        --
                                   --------        --        -------       ---
                                   $190,958        24%       $77,387        13%
                                   ========        ==        =======       ===

          h.Property transaction

          1998: None.

               1997: The Company sold one set of machinery and equipment to United Integrated Circuit Co., Ltd. for $9,180. The gain on the transaction was $40.

          i. Financing transaction -- Long-term loan

                         THE HIGHEST BALANCE
                       ------------------------
                           TIME         AMOUNT    ENDING BALANCE    INTEREST RATE    INTEREST EXPENSE PAID
                       -------------   --------   --------------   ---------------   ---------------------
1998
Chiao-Tung Bank......  February 1998   $720,144      $576,112      6.575% - 6.975%          $44,824
                                       ========      ========                               =======
1997
Chiao-Tung Bank......  December 1997   $720,144      $720,144               6.575%          $40,409
                                       ========      ========                               =======

          j. Other transactions

        RELATED PARTIES                         ITEM                  1998       1997
        ---------------             -----------------------------   --------   --------
United Microelectronics Co.,
  Ltd. .........................    Rental                          $201,211   $199,329
United Microelectronics Co.,
  Ltd. .........................    Fab service charge                87,696     64,954
United Microelectronics Co.,
  Ltd. .........................    Research & design expense        168,420     76,992
United Microelectronics Co.,
  Ltd. .........................    Technology developing expense    145,911         --
United Microelectronics Co.,
  Ltd. .........................    Management allocation fee         69,915         --
                                                                    --------   --------
                                                                     673,153    341,275
UMC-USA.........................    Commission                       137,272         --
                                                                    --------   --------
                                                                    $810,425   $341,275
                                                                    ========   ========

                        UNITED SEMICONDUCTOR CORPORATION

                           DECEMBER 31, 1998 AND 1997
                   (EXPRESSED IN NEW TAIWAN THOUSAND DOLLARS)

 6. ASSETS PLEDGED AS COLLATERAL

                                       DECEMBER 31
                                -------------------------
                                   1998           1997          SUBJECT OF COLLATERAL
                                -----------    ----------       ---------------------
Machinery and equipment.......  $12,575,024    $6,272,029    Long-term loan
Deferred assets-software......       53,690            --    Long-term loan
Time deposits.................        2,231         2,111    Guaranty for Customs Duties
                                -----------    ----------
                                $12,630,945    $6,274,140
                                ===========    ==========

 7. COMMITMENTS AND CONTINGENT LIABILITIES

     a. The Company's unused letters of credit for import machinery were approximately USD25,510 thousand dollars, JPY3,516,992 thousand dollars, and DEM120 thousand dollars at December 31, 1998.

     b. The Company has signed several contracts for the purchase of equipment amounting to USD1,204,098 thousand dollars, JPY91,153,936 thousand dollars, and DEM703 thousand dollars. As of December 31, 1998, the amount of unrecorded outstanding obligations under these contracts are USD1,101,281 thousand dollars, JPY77,117,921 thousand dollars, and DEM120 thousand dollars.

     c. On September 24, 1997, the Department of Commerce (DOC) of the United States of America (USA) made a preliminary determination that Static Random Access Memory (SRAM) manufactured in Taiwan are being sold at less than fair market value, i.e. dumped prices. In March, 1998, the DOC issued its final determination, setting the duty rate at 41.75% for "all others" not named as direct participants in the investigation (such as customers who used the Company to fabricate SRAM). Management believes that this final ruling of the case will not have a material adverse effect on the Company's financial position because the volume of SRAM products exported by the Company to the USA is not significant.

     d. On December 7, 1998, the International Trade Commission (ITC) of the USA issued a statement to the DOC that there was a reasonable indication that the U.S. industry is suffering a material injury as a result of Dynamic Random Access Memory (DRAM), which are manufactured in Taiwan and being sold at less than fair market value in the USA. Based on the precedent set in the SRAM investigation described above, the Company expects that foundry customers who were not participants in the investigation will also be subject to the "all other" rate with respect to DRAM. Management believes that the final outcome of the investigation will not have a material adverse effect to the Company's financial position because the Company's volume of export sales of DRAM to the USA is not significant.

     e. A number of third parties hold patents in the area of semiconductor processing, and some have notified the Company demanding that the Company obtain a license for various semiconductor fabrication techniques and circuit designs. The third parties involved include Texas Instruments, EMI, Intel, Chou H. Li, NEC, and Sanyo. Management has indicated a willingness to obtain licenses wherever required and necessary to continue its business.

 8. COMPARATIVE FIGURES RECLASSIFICATION

     Certain accounts in the 1997 financial statements have been reclassified to conform with the presentation adopted for the 1998 financial statements.

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     On March 31, 1998, the Company informed Deloitte & Touche LLP ("Deloitte"), its former independent accountants, that effective immediately they had been dismissed as the Company's principal independent accountants. During the Company's fiscal year ended December 31, 1996 and through March 31, 1998, there were no disagreements with Deloitte on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to Deloitte's satisfaction, would have caused them to make reference to the subject matter of such disagreement in connection with their Report on the financial statement for such periods, except as follows: in connection with the audit of the Company's financial statements for the year ended December 31, 1997, there was a disagreement between Deloitte and the Company regarding the appropriate period in which to recognize the gain on the sale of stock of an investee. Deloitte believed that recognition of such gain should be deferred until the period in which the exchange actually occurred (first quarter of 1998) while the Company initially believed that recognition of such gain was appropriate in the period the irrevocable contract was signed (fourth quarter of 1997). Recognition of the gain was deferred as proposed by Deloitte. On January 21, 1998, Deloitte discussed this disagreement with the Audit Committee of the Company. The Company has authorized Deloitte to respond fully to the inquiries of the successor accountant concerning the subject matter of such disagreement.

     Deloitte's Report dated January 23, 1998 on the Company's financial statements for the year ended December 31, 1997 did not contain an adverse opinion or a disclaimer of opinion, and such Report was not qualified or modified as to uncertainty, audit scope or accounting principles.

     The decision to dismiss Deloitte was recommended by the Company's Audit Committee and approved by its Board of Directors.

     On April 13, 1998, the Company engaged the firm of Ernst & Young LLP as accountants to audit the Company's financial statements commencing with its 1998 fiscal year.

     The Company did not, during its fiscal year ended December 31, 1997 and through April 13, 1998 consult with or receive any written or oral advice from Ernst & Young LLP regarding (i) any matter, including the application of accounting principles to a specified transaction or the type of audit opinion that might be rendered on the Company's financial statements, which advice was an important factor considered by the Company in reaching a decision as to such accounting, auditing or financial reporting issue or (ii) any disagreement with Deloitte, its former accountants, or any reportable event.

     During the Company's fiscal ended December 31, 1997 and 1998, there have been no reportable events.

                                    PART III

     Certain information required by Part III is incorporated by reference from the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the Company's 1999 Annual Meeting of Stockholders (the "Proxy Statement").

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information required by this section is incorporated by reference from the information in the section entitled "Proposal 1 -- Election of Directors" in the Proxy Statement. The required information concerning executive officers of the Company is contained in the section entitled "Executive Officers of the Registrant" in Part I of this Form 10-K.

     Item 405 of Regulation S-K calls for disclosure of any known late filing or failure by an insider to file a report required by Section 16 of the Exchange Act. This disclosure is contained in the section entitled "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

     The information required by this section is incorporated by reference from the information in the sections entitled "Proposal 1 -- Election of Directors -- Directors' Compensation", "Executive Compensation" and "Stock Price Performance Graph" in the Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information required by this section is incorporated by reference from the information in the section entitled "Proposal 1 -- Election of Directors -- Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement.

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

     (2) Financial Statement Schedules:

        The following financial statement schedule of S3 Incorporated for the years ended December 31, 1998, 1997 and 1996 is filed as part of this Report and should be read in conjunction with the Consolidated Financial Statements of S3 Incorporated.

                                                              REFERENCE
                                                                PAGE
                                                              ---------
Report of Ernst & Young LLP, Independent Auditors...........     29
Report of Deloitte & Touche LLP, Independent Auditors.......     30
Schedule II -- Valuation and Qualifying Accounts............     76

        All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

     (3) Exhibits:

        The exhibits listed below are required by Item 601 of Regulation S-K. Each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K has been identified.

    EXHIBIT
    NUMBER    NOTES                     DESCRIPTION OF DOCUMENT
    -------   -----                     -----------------------
     3(i).1     (1)   Restated Certificate of Incorporation.
     3(i).2     (6)   Certificate of Amendment of Restated Certificate of
                      Incorporation.
     3(i).3    (10)   Certificate of Designation of Series A Participating
                      Preferred Stock.
     3(i).4           Certificate of Amendment of Restated Certificate of
                      Incorporation.
     3(ii)     (10)   Amended and Restated Bylaws.

    EXHIBIT
    NUMBER    NOTES                     DESCRIPTION OF DOCUMENT
    -------   -----                     -----------------------
     4.1        (1)   Specimen common stock certificate.
     4.2        (8)   Indenture, dated as of September 12, 1996 between Registrant and State Street Bank and Trust Company of California, N.A.,
                      as Trustee, including the form of Note.
     4.3        (9)   Rights Agreement dated as of May 14, 1997 between S3
                      Incorporated and The First National Bank of Boston, Rights
                      Agent.
    10.1*             1989 Stock Plan of S3 Incorporated (Amended and Restated as
                      of December 14, 1998) (the "1989 Plan").
    10.2*             Form of Incentive Stock Option Agreement under the 1989
                      Plan.
    10.3*       (1)   Form of common stock Purchase Agreement under the 1989 Plan.
    10.4*       (2)   S3 Incorporated 1993 Employee Stock Purchase Plan.
    10.5        (1)   Form of Indemnification Agreement between the Registrant and its directors.
    10.6        (7)   Lease between Mission Real Estate, L.P. and Registrant dated
                      November 29, 1995.
    10.7        (3)   Office Lease dated May 13, 1993, between the Registrant and
                      San Tomas No. 2 Limited Partnership.
    10.8        (3)   First Amendment of Office Lease dated September 9, 1993,
                      between the Registrant and San Tomas No. 2 Limited
                      Partnership.
    10.9        (5)   Foundry Venture Agreement among Registrant, Alliance
                      Semiconductor Corporation and United Microelectronics
                      Corporation dated as of July 8, 1995.
    10.10       (4)   Office Lease dated March 30, 1994, between the Registrant
                      and San Tomas No. 1 Limited Partnership.
    10.11       (4)   Second Amendment of Office Lease dated March 30, 1994,
                      between the Registrant and San Tomas No. 2 Limited
                      Partnership.
    10.12*     (11)   Employment Agreement between Registrant and Terry N. Holdt dated December 18, 1997.
    10.13*            Employment Agreement between Registrant and Kenneth F.
                      Potashner, dated October 30, 1998
    10.14*            Employment Agreement between Registrant and Ronald T. Yara, dated November 20, 1998
    10.15*            Involuntary Termination Agreement between Registrant and
                      Paul G. Franklin, dated September 22, 1998
    10.16*            Involuntary Termination Agreement between Registrant and
                      Walter D. Amaral, dated September 30, 1998
    10.17*            Involuntary Termination Agreement between Registrant and
                      Daniel A. Karr, dated October 29, 1998
    12.1              Statement of Computation of Ratio of Earnings to Fixed
                      Charges
    16.1       (12)   Letter of Deloitte and Touche LLP regarding change in
                      certifying public accountant
    21.1              Subsidiaries of Registrant.
    23.1              Consent of Ernst and Young LLP, Independent Auditors (San
                      Jose, California).
    23.2              Consent of Deloitte and Touche LLP (San Jose, California).
    23.3              Consent of PricewaterhouseCoopers LLP (Hsinchu, Taiwan).
    24.1              Power of Attorney (see page 77 of this Form 10-K).
    27.1              Financial Data Schedule.

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

(11) Incorporated by reference to Exhibit 10.14 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997.

(12) Incorporated by reference to Exhibit 16 to the Registrant's Current Report on Form 8-K filed April 7, 1998.

  (b) Reports on Form 8-K:

     The following reports on Form 8-K were filed by the Company during the three months ended December 31, 1998: On November 6, 1998, the Company filed a Current Report on Form 8-K with the Securities and Exchange Commission that disclosed, among other things: (i) the appointment of Kenneth F. Potashner as the Company's President and Chief Executive Officer, (ii) the increase in the size of the Company's Board of Directors from five directors to six directors,
(iii) the election of Mr. Potashner as Chairman of the Board and (iv) the terms of Mr. Potashner's employment agreement.

                                                                     SCHEDULE II
                       VALUATION AND QUALIFYING ACCOUNTS

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                                 (IN THOUSANDS)

                                                                        REVERSALS
                                              BALANCE AT   CHARGED TO   TO COSTS                   BALANCE AT
                                              BEGINNING    COSTS AND       AND                       END OF
                DESCRIPTION                   OF PERIOD     EXPENSES    EXPENSES    (DEDUCTIONS)     PERIOD
                -----------                   ----------   ----------   ---------   ------------   ----------
Allowance for doubtful accounts:
  1998......................................    $1,507       $  600       $  --       $   189        $2,296
  1997......................................     1,438        1,200          --        (1,131)        1,507
  1996......................................       645        1,522          --          (729)        1,438
Sales returns and allowances:
  1998......................................    $4,157       $1,453       $(631)      $  (750)       $4,229
  1997......................................     1,210        4,680          --        (1,733)        4,157
  1996......................................       969          241          --            --         1,210

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 31, 1999.

                                          S3 INCORPORATED
                                          (Registrant)

                                          By:   /s/ KENNETH F. POTASHNER
                                            ------------------------------------
                                                    Kenneth F. Potashner
                                                         President
                                                  Chief Executive Officer
                                                   Chairman of the Board

March 31, 1999

                               POWER OF ATTORNEY

     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Kenneth F. Potashner, Walter D. Amaral, and Ronald T. Yara, and each of them, his or her true and lawful attorneys-in-fact, each with full power of substitution, for him or her in any and all capacities, to sign any amendments to this report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact or their substitute or substitutes may do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

                     SIGNATURE                                     TITLE                     DATE
                     ---------                                     -----                     ----

             /s/ KENNETH F. POTASHNER                   President, Chief Executive      March 31, 1999
---------------------------------------------------    Officer Chairman of the Board
               Kenneth F. Potashner

                 /s/ ROBERT P. LEE                               Director               March 31, 1999
---------------------------------------------------
                   Robert P. Lee

               /s/ WALTER D. AMARAL                    Senior Vice President & Chief    March 31, 1999
---------------------------------------------------    Financial Officer (Principal
                 Walter D. Amaral                    Financial and Accounting Officer)

               /s/ JOHN C. COLLIGAN                              Director               March 31, 1999
---------------------------------------------------
                 John C. Colligan

                /s/ TERRY N. HOLDT                      Vice Chairman of the Board      March 31, 1999
---------------------------------------------------
                  Terry N. Holdt

              /s/ CARMELO J. SANTORO                             Director               March 31, 1999
---------------------------------------------------
                Carmelo J. Santoro

                /s/ RONALD T. YARA                               Director               March 31, 1999
---------------------------------------------------
                  Ronald T. Yara

                                 EXHIBIT INDEX

EXHIBIT
NUMBER   NOTES                     DESCRIPTION OF DOCUMENT
-------  -----                     -----------------------
3(i).1    (1)    Restated Certificate of Incorporation.
3(i).2    (6)    Certificate of Amendment of Restated Certificate of
                 Incorporation.
3(i).3   (10)    Certificate of Designation of Series A Participating
                 Preferred Stock.
3(i).4           Certificate of Amendment of Restated Certificate of
                 Incorporation.
3(ii)    (10)    Amended and Restated Bylaws.
4.1       (1)    Specimen common stock certificate.
4.2       (8)    Indenture, dated as of September 12, 1996 between Registrant and State Street Bank and Trust Company of California, N.A.,
                 as Trustee, including the form of Note.
4.3       (9)    Rights Agreement dated as of May 14, 1997 between S3
                 Incorporated and The First National Bank of Boston, Rights
                 Agent.
10.1*            1989 Stock Plan of S3 Incorporated (Amended and Restated as
                 of December 14, 1998 (the "1989 Plan").
10.2*            Form of Incentive Stock Option Agreement under the 1989
                 Plan.
10.3*     (1)    Form of common stock Purchase Agreement under the 1989 Plan.
10.4*     (2)    S3 Incorporated 1993 Employee Stock Purchase Plan.
10.5      (1)    Form of Indemnification Agreement between the Registrant and its directors.
10.6      (7)    Lease between Mission Real Estate, L.P. and Registrant dated
                 November 29, 1995.
10.7      (3)    Office Lease dated May 13, 1993, between the Registrant and
                 San Tomas No. 2 Limited Partnership.
10.8      (3)    First Amendment of Office Lease dated September 9, 1993,
                 between the Registrant and San Tomas No. 2 Limited
                 Partnership.
10.9      (5)    Foundry Venture Agreement among Registrant, Alliance
                 Semiconductor Corporation and United Microelectronics
                 Corporation dated as of July 8, 1995.
10.10     (4)    Office Lease dated March 30, 1994, between the Registrant
                 and San Tomas No. 1 Limited Partnership.
10.11     (4)    Second Amendment of Office Lease dated March 30, 1994,
                 between the Registrant and San Tomas No. 2 Limited
                 Partnership.
10.12*   (11)    Employment Agreement between Registrant and Terry N. Holdt dated December 18, 1997.
10.13*           Employment Agreement between Registrant and Kenneth F.
                 Potashner, dated October 30, 1998
10.14*           Employment Agreement between Registrant and Ronald T. Yara, dated November 20, 1998
10.15*           Involuntary Termination Agreement between Registrant and
                 Paul G. Franklin, dated September 22, 1998
10.16*           Involuntary Termination Agreement between Registrant and
                 Walter D. Amaral, dated September 30, 1998
10.17*           Involuntary Termination Agreement between Registrant and
                 Daniel A. Karr, dated October 29, 1998
12.1             Statement of Computation of Ratio of Earnings to Fixed
                 Charges

EXHIBIT
NUMBER   NOTES                     DESCRIPTION OF DOCUMENT
-------  -----                     -----------------------
16.1     (12)    Letter of Deloitte and Touche LLP regarding change in
                 certifying public accountant
21.1             Subsidiaries of Registrant.
23.1             Consent of Ernst and Young LLP, Independent Auditors (San
                 Jose, California).
23.2             Consent of Deloitte and Touche LLP (San Jose, California).
23.3             Consent of PricewaterhouseCoopers LLP (Hsinchu, Taiwan).
24.1             Power of Attorney (see page 77 of this Form 10-K).
27.1             Financial Data Schedule.

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

(11) Incorporated by reference to Exhibit 10.14 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997.

(12) Incorporated by reference to Exhibit 16 to the Registrant's Current Report on Form 8-K filed April 7, 1998.