Form 10-Q
period 1999-03-31
S3 INC
filed 1999-05-13
CIK 850519

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended March 31, 1999

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from __________ to __________

                         Commission file number 0-21126

                                 S3 INCORPORATED
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                DELAWARE                                   77-0204341
     ----------------------------           ------------------------------------
     (State or other jurisdiction           (I.R.S. Employer Identification No.)
  of incorporation or organization)

    2801 Mission College Boulevard
        Santa Clara, California                           95052-8058
    ------------------------------                        ----------
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

                            Yes  [X]  No [ ]



    The number of shares of the Registrant's Common Stock, $.0001 par value, outstanding at April 30, 1999 was 52,648,622.

                                 S3 INCORPORATED
                                    FORM 10-Q


                                      INDEX

                                                                        PAGE
                                                                        ----
PART I.    CONDENSED CONSOLIDATED FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements:

           Condensed Consolidated Balance Sheets
           March 31, 1999 and December 31, 1998                            3

           Condensed Consolidated Statements of Operations
           Three months ended March 31, 1999 and 1998                      4

           Condensed Consolidated Statements of Cash Flows
           Three months ended March 31, 1999 and 1998                      5

           Notes to Unaudited Condensed Consolidated Financial
           Statements                                                    6-9


Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                          9-22

Item 3.    Quantitative and Qualitative Disclosures About Market
           Risk                                                        22-23

PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings
                                                                          23

Item 2.    Changes in Securities                              Not Applicable

Item 3.    Defaults Upon Senior Securities                    Not Applicable

Item 4.    Submission of Matters to a Vote of Security Holders         23-24

Item 5.    Other Information                                  Not Applicable

Item 6.    Exhibits and Reports on Form 8-K                               24

Signatures                                                                25

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

                                 S3 INCORPORATED
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 (In thousands, except share and per share data)
                                   (Unaudited)

                                                       MARCH 31,        DECEMBER 31,
                                                         1999              1998
                                                      ---------         ---------
                         ASSETS
Current assets:
   Cash and equivalents                               $  36,906         $  31,022
   Short-term investments                                92,123            88,553
   Accounts receivable (net of allowances
     of $8,107 in 1999 and $6,525 in 1998)               20,155            23,864
   Inventories                                            8,822            11,383
   Prepaid expenses and other                            37,872            42,356
                                                      ---------         ---------
               Total current assets                     195,878           197,178

Property and equipment, net                              20,309            22,392
Investment in joint venture                              86,900            88,056
Other assets                                             16,743            18,175
                                                      ---------         ---------
               Total                                  $ 319,830         $ 325,801
                                                      =========         =========

          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                   $  20,806         $  16,315
   Notes payable                                         14,400            14,400
   Accrued liabilities                                   16,160            12,314
   Deferred revenue                                       1,961             1,905
                                                      ---------         ---------
               Total current liabilities                 53,327            44,934

Other liabilities                                        12,875            13,837
Convertible subordinated notes                          103,500           103,500

Commitments and contingencies
  (Notes 5 and 6)

Stockholders' equity:
   Common stock, $.0001 par value;
    120,000,000 and 70,000,000 shares
    authorized in 1999 and 1998;
    52,102,897 and 51,716,171 shares
    outstanding in 1999 and 1998                        194,403           191,647
   Accumulated other comprehensive loss                 (17,034)          (14,755)
   Accumulated deficit                                  (27,241)          (13,362)
                                                      ---------         ---------
               Total stockholders' equity               150,128           163,530
                                                      ---------         ---------
               Total                                  $ 319,830         $ 325,801
                                                      =========         =========


               See accompanying notes to the unaudited condensed
                       consolidated financial statements.

                                 S3 INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (Unaudited)


                                                       THREE MONTHS ENDED
                                                ----------------------------------
                                                MARCH 31, 1999      MARCH 31, 1998
                                                --------------      --------------
Net sales                                          $ 44,300         $ 82,507

Cost of sales                                        34,033           66,829
                                                   --------         --------

Gross margin                                         10,267           15,678

Operating expenses:
    Research and development                         18,037           22,033
    Selling, marketing and
      administrative                                  7,788           12,494
    Other operating expense                              --            8,000
                                                   --------         --------
               Total operating expenses              25,825           42,527
                                                   --------         --------
Loss from operations                                (15,558)         (26,849)

Gain on sale of shares of joint venture                  --           26,561
Other income, net                                       157                8
                                                   --------         --------

Loss before income taxes and equity
  in net income of joint venture                    (15,401)            (280)
Provision (benefit) for income taxes                     --             (751)
                                                   --------         --------
Income (loss) before equity in net
income of joint venture                             (15,401)             471
Equity in net income of joint
  venture (net of tax)                                1,522            3,650
                                                   --------         --------
Net income (loss)                                  $(13,879)        $  4,121
                                                   ========         ========

Per share amounts:
    Basic                                          $  (0.27)        $   0.08
    Diluted                                        $  (0.27)        $   0.08
Shares used in computing per share amounts:
    Basic                                            51,856           50,601
    Diluted                                          51,856           52,148



               See accompanying notes to the unaudited condensed
                       consolidated financial statements.

                                 S3 INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)


                                                                  THREE MONTHS ENDED
                                                              -------------------------
                                                              MARCH 31,        MARCH 31,
                                                                1999             1998
                                                              --------         --------
Operating activities:
  Net income (loss)                                           $(13,879)        $  4,121
  Adjustments to reconcile net income (loss) to
    net cash provided by operating activities:
   Deferred income taxes                                            --            2,293
   Depreciation and amortization                                 4,819            5,114
   Write-off of acquired technologies                               --            8,000
    Gain on sale of shares of joint venture                         --          (26,561)
    Equity in net income of joint venture                       (1,522)          (5,944)
   Changes in assets and
      liabilities:
            Accounts receivable                                  3,709           12,151
            Inventories                                          2,561           34,240
            Prepaid expenses and other                           4,414              921
            Accounts payable                                     4,491          (22,073)
            Accrued liabilities                                  2,884            1,976
            Deferred revenue                                        56           (6,539)
            Income taxes payable                                    --            5,550
                                                              --------         --------
  Net cash provided by operating activities                      7,533           13,249
                                                              --------         --------

Investing activities:
  Property and equipment purchases, net                         (2,071)          (1,106)
  Sale of shares of joint venture                                   --           68,025
  Purchase of short-term investments, net                       (3,145)         (31,796)
  Other assets                                                     811              329
  Purchase of technology                                            --          (40,000)
                                                              --------         --------
  Net cash used for investing activities                        (4,405)          (4,548)
                                                              --------         --------

Financing activities:
  Sale of common stock, net                                      1,766              643
  Sale of warrant                                                  990               --
  Repayments of equipment financing                                 --           (2,656)
  Repayments of notes payable                                       --          (10,000)
                                                              --------         --------
  Net cash provided by (used for) financing activities           2,756          (12,013)
                                                              --------         --------

Net increase (decrease) in cash and equivalents                  5,884           (3,312)
Cash and cash equivalents at beginning of period                31,022           90,484
                                                              --------         --------
Cash and cash equivalents at end of period                    $ 36,906         $ 87,172
                                                              ========         ========




                See accompanying notes to the unaudited condensed
                       consolidated financial statements.

                                 S3 INCORPORATED
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1. Basis of Presentation:

   The condensed consolidated financial statements have been prepared by S3 Incorporated, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and include the accounts of S3 Incorporated and its wholly-owned subsidiaries ("S3" or collectively the "Company"). All significant inter-company balances and transactions have been eliminated. Investments in entities in which the Company does not have control, but has the ability to exercise significant influence over operating and financial policies are accounted for by the equity method. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company, the financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position at March 31, 1999 and December 31, 1998, and the operating results and cash flows for the three months ended March 31, 1999 and 1998. These financial statements and notes should be read in conjunction with the Company's audited financial statements and notes thereto for the year ended December 31, 1998, included in the Company's Form 10-K filed with the Securities and Exchange Commission.

   The results of operations for the three months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the future quarters or the year ending December 31, 1999. Certain reclassifications of 1998 amounts were made in order to conform to the 1999 presentation.

2. Inventories:

   Inventories consist of work in process and finished goods and are stated at the lower of cost (first-in, first-out) or market.

                                                  MARCH 31,            DECEMBER 31,
INVENTORIES CONSIST OF:                             1999                  1998
                                                   -------               -------
Work in process                                    $ 1,356               $ 6,340
Finished goods                                       7,466                 5,043
                                                   -------               -------
   Total                                           $ 8,822               $11,383
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

         The Company wrote-off $8.0 million of the acquired technologies that were not realizable based on estimated cash flows from the sale of products currently sold by the Company. The remaining $32.0 million intangible asset was being amortized to cost of sales based on the estimated lives of the currently utilized core technologies, which was generally five years until the fourth quarter of 1998. During the fourth quarter of 1998, management reevaluated the carrying value of the intangible assets recorded in connection with the technology exchange with Cirrus Logic, Inc. and related to the patents obtained from Brooktree, as well as other long-lived assets, including property and equipment. This revaluation was necessitated by management determination based on recent results of operations and that the future expected sales and cash flows for the Company's operations would be substantially lower than had been previously expected by management. Expected undiscounted future cash flows were not sufficient to recover the carrying value of such assets. Accordingly, an impairment loss of $27.2 million was recognized for write-downs of a substantial portion of the intangible assets. The estimated fair value of the intangible assets was based on management's best estimate of the patent portfolio based on a comparison to other graphics technology portfolios in the marketplace. Due to technological changes in the graphics marketplace, the Company concluded it should accelerate its amortization of its remaining patent portfolio, of approximately $4.0 million, over the current estimated life of the currently utilized core technologies, which is two years.

4. Earnings per share:

   Basic earnings per share (EPS) is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that would occur from any instrument or options which could result in additional common shares being issued.

   When computing earnings per share, the Company includes only potential common shares that are dilutive. Exercise of options, and conversion of convertible debt in the three months ended March 31, 1999 and 1998 respectively, are not assumed because the result would have been anti-dilutive. The warrant exercise during the three months ended March 31, 1999 is not assumed because the result would have been anti-dilutive.

   The following table sets forth the computation of basic and diluted earnings per share:

                                                                THREE MONTHS ENDED
                                                            --------------------------
                                                            MARCH 31,        MARCH 31,
                                                              1999             1998
                                                            --------         ---------
                                                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
NUMERATOR
   Net Income (loss)
      Basic                                                 $(13,879)        $  4,121
                                                            --------         --------
      Diluted                                               $(13,879)        $  4,121
                                                            ========         ========
DENOMINATOR
    Denominator for basic earnings (loss) per share           51,856           50,601
    Common stock equivalents                                      --            1,547
                                                            --------         --------
    Denominator for diluted earnings (loss) per share         51,856           52,148
                                                            ========         ========
Basic earnings (loss) per share                             $  (0.27)        $   0.08
Diluted earnings (loss) per share                           $  (0.27)        $   0.08


5. Wafer supply agreements and commitments

   During 1995, the Company entered into two long-term manufacturing capacity arrangements. The Company entered into an agreement with United Microelectronics Corporation (UMC) and Alliance Semiconductor Corporation to form United Semiconductor Corporation (USC), a separate Taiwanese company, for the purpose of building and managing a semiconductor manufacturing facility in Taiwan, Republic of China. The Company invested a total of $89.4 million for its equity interest of 23.75%. On December 31, 1998, the Company entered into an agreement with UMC to sell to UMC 80 million shares of stock of USC for a purchase price of 2.4 billion New Taiwan dollars. The Company received the purchase price (approximately $68.0 million in cash) in January 1998 upon closing. As a result of the January 1998 sale to UMC, S3's percentage ownership in USC decreased to 15.75%. The Company has the right to purchase up to 31.25% of the output from the foundry.

   The Company accounts for its investment in USC using the equity method of accounting. The Company records its share of the earnings or losses of the investment in its income statement. The Company believes that the equity method of accounting is appropriate due to the significant influence it has in the financial and operating decisions of USC.

   Summarized financial information of USC below uses an average exchange rate for the three months ended March 31, 1999 and 1998 respectively for results of operations (in thousands):

                                          THREE MONTHS ENDED MARCH 31,
                                             1999           1998
                                          -----------   -----------
RESULTS OF OPERATIONS
Net sales.............................    U.S.$81,804   U.S.$85,323
Gross profit..........................         25,417        43,978
Net income............................         10,186        38,328

   In addition, in 1995 the Company expanded and formalized its relationship with Taiwan Semiconductor Manufacturing Company (TSMC) to provide additional capacity over the 1996 to 2000 timeframe. The agreement with TSMC requires the Company to make certain annual advance payments to be applied against the following year's capacity. The Company has signed promissory notes to secure these payments over the term of the agreement. At March 31, 1999, the remaining advance payments (and corresponding promissory notes) totaled $14.4 million which the Company is obligated to pay in 1999. During 1998, the Company commenced negotiations with TSMC to modify and amend its capacity agreement. Although the terms have not been finalized, the Company is requesting TSMC to reduce its option capacity and extend the term of the agreement.

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

7. Other Operating Expenses

   In July 1998, the Company implemented a restructuring plan in order to align resources with a new business model and to lower the Company's overall cost structure. In connection with the restructuring, the Company reduced its headcount and consolidated facilities. All severance packages will be paid by June 30, 1999. The following analysis sets forth the significant components of the restructuring reserve at March 31, 1999:

                                                                     SEVERANCE AND
                                                                        BENEFITS
                                                                     -------------
Restructuring charge ...................................                $ 1,024
Cash charge ............................................                   (896)
Non-cash charge ........................................                     --
                                                                        -------
Reserve balance March 31, 1999 .........................                $   128
                                                                        =======


8. Comprehensive Income

   Under SFAS No. 130, "Reporting Comprehensive Income" ("SFAS 130") unrealized gains or losses on the Company's available-for-sale securities and foreign currency translation adjustments are to be included in other comprehensive loss. Prior year financial statements have been reclassified to conform to the requirements of SFAS 130.

   The following are the components of accumulated other comprehensive loss, net of tax:

                                                     MARCH 31,         DECEMBER 31,
                                                       1999               1998
                                                     --------          --------
                                                           (IN THOUSANDS)
Unrealized loss on investments .............         $ (1,904)         $ (2,329)
Foreign currency translation adjustments ...          (15,130)          (12,426)
                                                     --------          --------
  Accumulated other comprehensive loss .....         $(17,034)         $(14,755)
                                                     ========          ========


   The following schedule of other comprehensive loss shows the gross current-period gain and the reclassification adjustment:

                                                     THREE MONTHS ENDED MARCH 31,
                                                     ---------------------------
                                                         1999            1998
                                                     ----------         --------
                                                             (IN THOUSANDS)
Unrealized gain on investments:
  Unrealized gain on
   available-for-sale securities .............         $   379          $    83
  Less: reclassification adjustment for
     (gain) loss realized in net income ......              46              (33)
                                                       -------          -------
Net unrealized gain on investments ...........             425               50
Foreign currency translation adjustments .....          (2,704)          (1,045)
                                                       -------          -------
Other comprehensive loss .....................         $(2,279)         $  (993)
                                                       =======          =======


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

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated certain financial data as a percentage of net sales:

                                                          THREE MONTHS ENDED
                                                       -------------------------
                                                       MARCH 31,       MARCH 31,
                                                         1999            1998
                                                       ---------       ---------
Net sales                                                100.0%          100.0%
Cost of sales                                             76.8            81.0
                                                         -----           -----
Gross margin                                              23.2            19.0
Operating expenses:
   Research and development                               40.7            26.7
   Selling, marketing and administrative                  17.6            15.1
   Other operating expense                                  --             9.7
                                                         -----           -----
           Total operating expenses                       58.3            51.5
                                                         -----           -----
Loss from operations                                     (35.1)          (32.5)
Gain on sale of joint venture                               --            32.2
Other income, net                                          0.4              --
                                                         -----           -----
Loss before income taxes and equity
      in net income of shares of joint venture           (34.7)           (0.3)
Benefit for income taxes                                    --             0.9
Equity in net income of joint venture (net of tax)         3.4             4.4
                                                         =====           =====
Net income (loss)                                        (31.3)%           5.0%
                                                         =====           =====


NET SALES

   The Company's net sales to date have been generated from the sale of its graphics and multimedia accelerators. The Company's products are used in, and its business is dependent upon, the personal computer industry with sales primarily in the U.S., Asia and Europe. Net sales were $44.3 million for the three months ended March 31, 1999, a 46.3% decrease from the $82.5 million of net sales for the three months ended March 31, 1998. Net sales for the quarter ended March 31, 1999 consisted primarily of the Company's 3D and Mobile products while net sales for the quarter ended March 31, 1998 consisted primarily of the Company's 2D and 3D products. Net sales decreased primarily as a result of declining unit average selling prices due to aggressive pricing from certain of the Company's competitors, the sale of older generation products at lower prices, as well as a decrease in number of units sold. Unit volumes decreased approximately 35% for the quarter ended March 31, 1999 versus the quarter ended March 31, 1998. The Company expects that the percentage of its net sales represented by any one product or type of product may change significantly from period to period as new products are introduced and existing products reach the end of their product life cycles. Due to competitive price pressures, the Company's products experience declining unit average selling prices over time, which at times can be substantial. The Company commenced shipment of its Savage4 family of products in the first quarter of 1999.

   Prices for graphics accelerators tend to decline over time, and prices for newly introduced products are under significant pricing pressures due in part to aggressive pricing from some of our competitors. The Company has experienced and anticipates that it will continue to experience increased pricing pressures on average selling prices for the Company's ViRGE, Trio and Savage families of accelerators.

   The graphics accelerator market has transitioned from 2D acceleration to 3D acceleration and products that compete in the high performance segment of that market have higher gross margins than products in the mainstream PC or in the sub-$1,000, or "segment zero," PC market. The Company commenced shipment of its Savage3D product during the third quarter of 1998. This product was intended to address the high performance 3D acceleration market. However, the Savage3D failed to achieve significant market acceptance. The Company commenced shipments of its Savage4 product in the first quarter of 1999. Savage4 is designed to compete in multiple performance segments of the commercial and consumer PC markets of the 3D acceleration market. The Company does not know whether Savage4 will be able to compete successfully in that segment. If the Company is not able to introduce and successfully market higher performance products, our gross margin and profitability could be negatively affected.

   Export sales accounted for 99% and 81% of net sales for the three months ended March 31, 1999 and 1998, respectively. Approximately 44% and 21% of export sales for the three months ended March 31, 1999 and 1998, respectively, were to affiliates of United States customers. The Company expects that export sales will continue to represent a significant portion of net sales, although there can be no assurance that export sales as a percentage of net sales will remain at current levels. All sales transactions were denominated in U.S. dollars.

   One customer and two distributors accounted for 34%, 26% and 15% of net sales, respectively, for the three months ended March 31, 1999. Three distributors accounted for 33%, 13% and 13% of net sales for the three months ended March 31, 1998. The Company expects a significant portion of its future sales to remain concentrated within a limited number of strategic customers. There can be no assurance that the Company will be able to retain its strategic customers or that such customers will not otherwise cancel or reschedule orders, or in the event of canceled orders, that such orders will be replaced by other sales. In addition, sales to any particular customer may fluctuate significantly from quarter to quarter. The occurrence of any such events or the loss of a strategic customer could have a material adverse effect on the Company's operating results.

GROSS MARGIN

   Gross margin percentage increased to 23.2% for the three months ended March 31, 1999 from 19.0% for the three months ended March 31, 1998. The increase in gross margin was the result of unanticipated sales of certain inventory formerly reserved by the Company. The Company also took fewer inventory reserves in the three months ended March 31, 1999 versus the three months ended March 31, 1998 as the result of better inventory management.

   In the future, the Company's gross margin percentages may be affected by increased competition and related decreases in the unit average selling prices (particularly with respect to older generation products), timing of volume shipments of new products, the availability and cost of products from the Company's suppliers, changes in the mix of products sold, the extent to which the Company forfeits or utilizes its production capacity rights with TSMC, the extent to which the Company will incur additional licensing fees and shifts in sales mix between add-in card and motherboard manufacturers and systems OEMs. The Company expects gross margin in the second quarter of 1999 to exceed that of the current quarter as the result of new product introductions coupled with sales of existing products.

RESEARCH AND DEVELOPMENT EXPENSES

   The Company has made and intends to continue to make significant investments in research and development to remain competitive by developing new and enhanced products. Research and development expenses were $18.0 million for the three months ended March 31, 1999, a decrease of $4.0 million from $22.0 million for the three months ended March 31, 1998. Headcount decreased by about 12% from the first quarter ended March 31, 1998 versus the first quarter ended March 31, 1999. The Company also incurred certain one time engineering costs during the first quarter of 1998 associated with the discontinued audio and communications products line. The Company expects research and development expenses to increase in absolute dollars in the second quarter of 1999.

SELLING, MARKETING AND ADMINISTRATIVE EXPENSES

   Selling, marketing and administrative expenses were $7.8 million for the three months ended March 31, 1999, a decrease of $4.7 million from $12.5 million for the three months ended March 31, 1998. Headcount decreased approximately 38% from the three months ended March 31, 1998 to the three months ended March 31, 1999. This headcount reduction was the result of the Company implementing a restructuring plan that took effect in July 1998. Commission expenses also decreased by over 90% as the result of lower net sales in the first quarter of 1999 versus the first quarter of 1998.

OTHER OPERATING EXPENSE

       In January 1998, the Company entered into a $40.0 million technology exchange with Cirrus Logic, Inc. to obtain graphic functionality technologies. As a result of the exchange, the Company acquired the technology covered by 10 graphic patents and 25 graphic patent applications, as well as cross-licensed Cirrus Logic's remaining patents. Under the terms of the cross-licensing provisions, the Company and Cirrus Logic have a perpetual license to each other's graphic patents and additional licenses with respect to the other party's patents for agreed upon periods of time. The Company wrote-off $8.0 million of the acquired technologies that were not realizable based on estimated cash flows from the sale of products currently sold by the Company. The remaining $32.0 million intangible asset was being amortized to cost of sales based on the lives of the currently utilized core technologies, which was generally five years until the fourth quarter of 1998.

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

GAIN ON SALE OF SHARES OF JOINT VENTURE

   On December 31, 1998, the Company entered into an agreement with UMC to sell to UMC 80 million shares of stock of USC for a purchase price of 2.4 billion New Taiwan dollars. The Company received the purchase price (approximately $68.0 million in cash) in January 1998 upon closing. The gain on the sale of stock of USC was $26.6 million.

OTHER INCOME, NET

   Other income was $0.2 million for the three months ended March 31, 1999 an increase of $0.2 million from the three months ended March 31, 1998. The increase was primarily associated with sublease income the Company received in the first quarter of 1999.

INCOME TAXES

   The Company's effective tax rates for the three months ended March 31, 1999 and 1998 are 0% and 42%, respectively. The 1999 effective tax rate reflects operating losses with no realized tax benefit. The 1998 effective tax rate was applied to income excluding the gain on the sale of shares of joint venture and write-off of acquired in process technology (for which the effective tax rate of 38.5% was applied).

EQUITY IN NET INCOME OF JOINT VENTURE

   As discussed in "Liquidity and Capital Resources", the Company entered into an agreement with other parties to form a separate Taiwanese company, USC. This investment is accounted for under the equity method of accounting in reporting the Company's share of results for the entity. Equity in net income of joint venture reflects the Company's share of income earned by USC for the current quarter. The Company reported $1.5 million and $3.7 million of equity in net income of joint venture, net of tax for the three months ended March 31, 1999 and 1998, respectively.

LIQUIDITY AND CAPITAL RESOURCES

   Cash provided by operating activities for the three months ended March 31, 1999 was $7.5 million, as compared to $13.2 million of cash provided by operating activities for the three months ended March 31, 1998. The Company's net loss for the quarter ended March 31, 1999 was partially offset by depreciation and amortization expense. In addition, cash provided by operations for the quarter ended March 31, 1999 was favorably impacted by decreases in accounts receivable, inventories, prepaids, and increases in accounts payable and accrued liabilities. Accounts receivable were down as the result of lower revenues coupled with improved cash collections. Inventories were down as the Company transitioned from older generation product to newer generation product. The change in prepaids, accounts payable and accrued liabilities is the result of timing of payments. The Company's net income for the three months ended March 31, 1998 was offset by a number of non-cash items including deferred taxes, depreciation and amortization and the write-off of acquired technologies. These were offset by the gain on the sale of shares of joint venture and equity in net income from the joint venture. Changes in assets and liabilities include decreases in accounts receivable, inventories, accounts payable and deferred revenue. The decrease in accounts receivable for the three months ended March 31, 1998 was the result of lower net sales for the quarter. The decrease in inventories and accounts payable for the three months ended March 31, 1998 were attributable to reductions in inventory procurement resulting from softening demand and the Company's efforts to reduce inventory balances in its distribution channel. Deferred revenue for the three months ended March 31, 1998 decreased as distributors sold through inventory to their end user customers.

   Investing activities used cash of $4.4 million for the three months ended March 31, 1999 and consisted primarily of purchases of property and equipment, net and the purchase of short term investments, net. Investing activities used $4.5 million during the three months ended March 31, 1998 and consisted primarily of cash received from the sale of USC shares, offset by cash used in the technology exchange with Cirrus Logic, Inc. and the purchase of short term investments, net.

   Financing activities provided cash of $2.8 million and used cash of $12.0 million for the three months ended March 31, 1999 and 1998, respectively. Sales of common stock, net and the sale of a warrant to Intel were the financing activities generating cash during the three months ended March 31, 1999. Repayment on the line of credit and equipment financing were the principal financing activities that used cash for the three months ended March 31, 1998.

   In 1995, the Company entered into two long-term manufacturing capacity arrangements. The Company entered into an agreement with UMC and Alliance Semiconductor Corporation to form USC, a separate Taiwanese company, for the purpose of building and managing a semiconductor manufacturing facility in the Science Based Industrial Park in Hsin Chu City, Taiwan, Republic of China. The Company invested $53.0 million in 1996 and $36.4 million in 1995 for its 23.75% equity interest. In January 1998, the Company reduced its equity interest to 15.75% through the sale of a portion of its USC shares, and received approximately $68.0 million in cash. Under the terms of the agreement, if at any time a "Liquidity Event" occurs, S3 will be entitled to receive, in addition to the initial payment of 2.4 billion New Taiwan dollars, a contingent payment of up to 19 New Taiwan dollars per share, or up to an additional 1.5 billion New Taiwan dollars (approximately U.S. $45.5 million at exchange rates prevailing on March 31, 1999). A "Liquidity Event" is defined as any event by which UMC, or its successor, will have the opportunity to receive value from transfer of its ownership of shares of stock in USC in an arms-length transaction other than by way of transfer to employees for incentives, whether or not UMC or its successor, in fact, participates in such opportunity. A Liquidity Event will include, for example, completion of a public offering of USC securities on a recognized securities exchange; a sale of USC stock owned by UMC (or by a UMC successor) in an arms-length transaction; or a sale of all or substantially all of the assets of USC. The facility commenced production utilizing advanced submicron semiconductor manufacturing processes in late 1996. The Company has the right to purchase up to 31.25% of the output from the foundry. In addition, the Company expanded and formalized its relationship with TSMC to provide additional capacity over the 1996 to 2000 timeframe. The agreement with TSMC requires the Company to make certain annual advance payments to be applied against the following year's capacity. The Company has signed promissory notes to secure these payments, which totaled $14.4 million as of March 31, 1999.


   Working capital at March 31, 1999 and December 31, 1998 was $142.6 million and $152.2 million, respectively. At March 31, 1999, the Company's principal sources of liquidity included cash and equivalents of $36.9 million and $92.1 million in short-term investments. The Company's principle sources of liquidity at December 31, 1998 included cash and equivalents of $31.0 million and $88.6 million of short-term investments. The Company believes that its available funds will satisfy the Company's projected working capital and capital expenditure requirements for at least the next 12 months, other than expenditures for future potential manufacturing agreements.

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

   The Company is currently a party to certain legal proceedings. Litigation could result in substantial expense to the Company. See "Part II - Item 1. Legal Proceedings."

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

   The Company has completed the remediation phase for its information technology systems and expects to complete software reprogramming and replacement by the second quarter of 1999. Once software is reprogrammed or replaced for a system, the Company begins testing and implementation. These phases run concurrently for different systems. To date, the Company has completed approximately 50% of its testing. Completion of the testing phase for all remediated systems is expected to occur by the second quarter of 1999, with all remediated systems fully tested and implemented by the second quarter of 1999. The Company's order entry system interfaces directly with significant third party vendors. The Company is in the process of working with third party vendors to ensure that the Company's systems that interface directly with third parties are Year 2000 compliant by the second quarter of 1999.

   The Company will utilize both internal and external resources to reprogram, or replace, test and implement its software and operating equipment for Year 2000 modifications. The Company believes that costs for remediation, testing and implementation are not expected to exceed $0.3 million.

   The Company has completed 50% of its contingency plans in the event it does not complete all phases of the Year 2000 program. The Company plans to finalize all contingency plans by the end of the second quarter of 1999. The failure of either the Company's critical systems or those of its material third parties to be Year 2000 compliant would result in the interruption of its business, which could have a material adverse affect on the results of operations or financial condition of the Company.


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

We Experienced A Net Loss For the Quarter And May Continue To Experience Net Losses In The Future

   We had a net loss of $13.9 million for the three months ended March 31, 1999. Our net sales decreased 46% for the three months ended March 31,1998 as compared to net sales for the three months ended March 31, 1998. These results occurred primarily because we did not offer competitive products in the high end of the graphics and multimedia accelerator market. As a result, our sales consisted of sales of primarily older generation and lower price products that were sold into markets that had significant price competition. We may continue to experience net losses in the future.

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

We Have Only Recently Started to Offer a Product That Spans All Volumes of the Commercial and Consumer PC Market

   The graphics accelerator market has transitioned from 2D acceleration to 3D acceleration and products that compete in the high performance segment of that market have higher gross margins than products in the mainstream PC or in the sub-$1,000, or "segment zero," PC market. We commenced shipment of our Savage3D product during the third quarter of 1998. This product was intended to address the high performance 3D acceleration market. However, the Savage3D failed to achieve significant market acceptance. We commenced shipments of our Savage4 in the first quarter of 1999, which is designed to compete in multiple performance segments of the commercial and consumer PC markets of the 3D acceleration market. We do not know whether Savage4 will be able to compete successfully in that segment. If we are not able to introduce and successfully market higher performance products, our gross margin and profitability could be negatively affected.

We May Not Adequately Forecast Demand For Our Products

   Because we are "fabless" and must order products and build inventory substantially in advance of product shipments, and because the markets for our products are volatile and subject to rapid technological and price changes, we might forecast product demand incorrectly and produce excessive or insufficient inventories of particular products. In addition, our customers may change delivery schedules or cancel orders without significant penalty. If we produce excessive or insufficient inventories of particular products, our operating results could be negatively affected, as they were in 1998.

    Changes in demand in the graphics chips markets could be large and sudden. Since graphics board manufacturers often build inventories during periods of anticipated growth, they may be left with excess inventories if growth slows or if they have incorrectly forecasted product transitions. In such cases, the manufacturers may abruptly stop purchasing additional inventory from suppliers such as us until the excess inventory has been used.

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

The Manufacturers On Which We Depend May Experience Manufacturing Yield Problems That Could Increase Our Per Unit Costs And Otherwise Jeopardize The Success Of Our Products

   Our products are graphics chips. The fabrication of graphics chips is a complex and precise process that often experiences problems that are difficult to diagnose and time consuming or expensive to solve. As a result, companies like ours often experience problems in achieving acceptable wafer manufacturing yields. These yields reflect the quality of a particular wafer. Depending on the specific product, we have negotiated with our manufacturers to pay either an agreed upon price for all wafers or a price that is typically higher for only wafers of acceptable quality. If the payment terms for a specific product require us to pay for all wafers, and if yields associated with that product are poor, we bear the risk of those poor manufacturing yields.

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

   - equity investments in or advances or issuance of equity securities to wafer manufacturing companies in exchange for guaranteed production capacity; or

   - the formation of joint ventures to own and operate or construct foundries or to develop certain products.

   Any such transactions would involve financial risk to us and could require us to commit substantial capital or provide technology licenses in return for guaranteed production capacity.

   In particular, we have entered into a "take or pay" contract with TSMC and have entered into the USC joint venture. The need to commit substantial capital may require us to seek additional equity or debt financing. Although we currently believe that the need for such additional capital will be minimal for the next two years, if such capital is needed, the sale or issuance of additional equity or convertible debt securities could result in additional dilution to our stockholders. There can be no assurance that such additional financing, if required, will be available when needed or, if available, will be on terms acceptable to us. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" and "Business -- Manufacturing and Design Methodology" in the Company's 1998 Form 10-K.

Our Sales are Concentrated within a Limited Number of Customers

   We expect a significant portion of our future sales to remain concentrated within a limited number of strategic customers. This concentration is reflected in our accounts receivable where greater than 90% of the balance is represented by three customers at March 31, 1999.

   One customer, IBM Corporation, accounted for 34% of net sales for the three months ended March 31, 1999. Two distributors Synnex Technology, Inc. ("Synnex") and Promate Electronic Co. ("Promate"), accounted for 26% and 15%, respectively, of net sales for the three months ended March 31, 1999. Three distributors, Synnex, CNW International Limited ("CNW"), and Promate, accounted for 33%, 13% and 13%, respectively, of net sales for the three months ended March 31, 1998. We expect a significant portion of our future sales to remain concentrated within a limited number of strategic customers. There can be no assurance that we will be able to retain our strategic customers or that these customers will not otherwise cancel or reschedule orders, or in the event of canceled orders, that such orders will be replaced by other sales.

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

We Have Significant Exposure to International Markets

   Export sales accounted for 99% and 81% of our net sales for the three months ended March 31, 1999 and 1998, respectively, and we expect that export sales will continue to represent a significant portion of net sales, although there can be no assurance that export sales, as a percentage of net sales, will remain at current levels. In addition, a substantial proportion of our products are manufactured, assembled and tested by independent third parties in Asia. As a result, we are subject to the risks of conducting business internationally, including:

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

We Have a Significant Level of Debt

   As a result of the sale by us of $103,500,000 aggregate principal amount of Convertible Subordinated Notes in September 1996, our ratio of long-term debt to total capitalization increased from approximately 9.5% at June 30, 1996 to approximately 31.2% at December 31, 1996. At March 31,1999 this ratio increased to 40.8%. The increase in this ratio is the result of the decrease in the Company's total capitalization as the result of its net loss for the three months ended March 31, 1999. The degree to which we are leveraged could adversely affect our ability to obtain additional financing for working capital or other purposes and could make us more vulnerable to economic downturns and competitive pressures. Our increased leverage could also adversely affect our liquidity, as a substantial portion of available cash from operations may have to be applied to meet debt service requirements. In the event of a cash shortfall, we could be forced to reduce other expenditures to be able to meet such debt service requirements. See "Selected Consolidated Financial Data," and "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" in the Company's 1998 Form 10-K.

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

   In the past, following periods of volatility in the market price of a particular company's securities, securities class action litigation has often been brought. Such litigation could result in substantial costs and a diversion of our management's attention and resources. Such litigation was brought against the Company in 1994 and the Company is currently involved in another such proceeding. See "Part II - Item 1. Legal Proceedings."

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


Item 3. Quantitative and Qualitative Disclosures About Market Risk

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

   Principal (Notional) Amounts Maturing in 1999 in U.S. Dollars:

                                                                   FAIR VALUE AT
                                                                   MARCH 31, 1999
                                                              ---------------------
                                                              (IN THOUSANDS, EXCEPT
                                                                   INTEREST RATES)
At March 31, 1999:
Cash and equivalents ................................               $    36,906
Weighted average interest rate ......................                      4.57%
Short-term investments ..............................               $    92,123
Weighted average interest rate ......................                      5.28%
Total portfolio .....................................               $   129,029
Weighted average interest rate ......................                      5.08%

CONVERTIBLE SUBORDINATED NOTES

   In September 1996, the Company completed a private placement of $103.5 million aggregate principal amount of convertible subordinated notes. The notes mature in 2003. Interest is payable semi-annually at 5 3/4% per annum. The notes are convertible at the option of the note holders into the Company's common stock at an initial conversion price of $19.22 per share, subject to adjustment. Beginning in October 1999, the notes are redeemable at the option of the Company at an initial redemption price of 102% of the principal amount. The fair value of the convertible subordinated notes at March 31, 1999 was approximately $82.96 million.

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

   The effect of foreign exchange rate fluctuations on the Company's financial statements for the three months ended March 31, 1999 and 1998 was not material. Since foreign currency exposure increases as intercompany receivables grow, from time to time the Company uses foreign exchange forward contracts as a means for hedging these balances. As of March 31, 1999, the Company had no forward exchange contracts.


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

        There have been no material developments in the Company's legal proceedings since the disclosure of such legal proceedings set forth in the Company's Form 10-K for the fiscal year ended December 31, 1998 as filed with the Securities and Exchange Commission on March 26, 1999.

Item 4.  Submission of Matters to a Vote of Security Holders

(a) A Special Meeting of Stockholders was held on February 25, 1999.


(b) The matters voted upon at the meeting and results of the voting with respect to those matters were as follows:

        (1) On the resolution to amend the Company's Restated Certificate of Incorporation and to increase the number of authorized shares of Common Stock from 70,000,000 to 120,000,000, the result of the voting was as follows:

        Votes For        Against         Abstain
        ---------        -------         -------
        43,042,114      3,200,519        139,404


Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits

27.1 Financial Data Schedule (filed only with the electronic submission of Form 10-Q in accordance with the EDGAR requirements)

(b) Reports on Form 8-K:

No reports on Form 8-K were filed during the quarter for which this report is filed.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       S3 INCORPORATED
                                         (Registrant)

                                       /s/ WALTER D. AMARAL
                                       -----------------------------------------
                                       WALTER D. AMARAL
                                       Senior Vice President Finance
                                       and Chief Financial Officer
                                       (Principal Financial and Accounting
                                       Officer)

                                       May 13, 1999

                                INDEX TO EXHIBITS

 EXHIBIT
 NUMBER             DESCRIPTION OF DOCUMENT
 ------             -----------------------
 27.1               Financial Data Schedule