Form 10-Q
period 1999-06-30
S3 INC
filed 1999-08-13
CIK 850519

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 1999 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

                         Commission file number 0-21126

                                 S3 INCORPORATED
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               DELAWARE                                  77-0204341
      (State or other jurisdiction          (I.R.S. Employer Identification No.)
   of incorporation or organization)

     2841 Mission College Boulevard
        Santa Clara, California                          95054-1838
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

                                 Yes [X] No [X]

               The number of shares of the Registrant's Common Stock, $.0001 par value, outstanding at August 10, 1999 was 53,593,677.

                                 S3 INCORPORATED
                                    FORM 10-Q


                                      INDEX

                                                                        PAGE
                                                                        ----

PART I.    CONDENSED CONSOLIDATED FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements:

           Condensed Consolidated Balance Sheets
           June 30, 1999 and December 31, 1998                                 3

           Condensed Consolidated Statements of Operations
           Three months ended and six months ended
           June 30, 1999 and 1998                                              4

           Condensed Consolidated Statements of Cash Flows
            Six months ended June 30, 1999 and 1998                            5

           Notes to Unaudited Condensed Consolidated Financial Statements    6-9

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations                   10-24

Item 3.    Quantitative and Qualitative Disclosures About Market Risk     24 -25

PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings                                                  25

Item 2.    Changes in Securities                                   Not Applicable

Item 3.    Defaults Upon Senior Securities                         Not Applicable

Item 4.    Submission of Matters to a Vote of Security Holders             25-26

Item 5.    Other Information                                        Not Applicable

Item 6.    Exhibits and Reports on Form 8-K                                   26

Signatures                                                                    27

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

                                 S3 INCORPORATED
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 (In thousands, except share and per share data)


                                                     June 30,   December 31,
                                                       1999         1998
                                                    ----------  ------------
                                                    (Unaudited)
                                ASSETS
Current assets:
   Cash and cash equivalents                       $  36,628      $  31,022
   Short-term investments                             94,795         88,553
   Accounts receivable (net of allowances
     of $6,425 in 1999 and $6,525 in 1998)            35,845         23,864
   Inventories                                        17,440         11,383
   Prepaid taxes                                         139         20,203
   Prepaid expenses and other                         17,549         22,153
                                                   ---------      ---------
               Total current assets                  202,396        197,178

Property and equipment,  net                          17,315         22,392
Investment in joint venture                           91,056         88,056
Other assets                                          28,324         18,175
                                                   ---------      ---------
               Total                               $ 339,091      $ 325,801
                                                   =========      =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                $  40,469      $  16,315
   Notes payable                                       9,600         14,400
   Accrued liabilities                                12,211         12,314
   Deferred revenue                                      703          1,905
                                                   ---------      ---------
               Total current liabilities              62,983         44,934

Notes payable                                          4,800             --
Other liabilities                                     13,021         13,837
Convertible subordinated notes                       103,500        103,500


Stockholders' equity:
   Common stock, $.0001 par value;
    120,000,000 and 70,000,000 shares
    authorized in 1999 and 1998, respectively;
    52,978,415 and 51,716,171 shares
    outstanding in 1999 and 1998, respectively       197,744        191,647
   Accumulated other comprehensive loss              (16,816)       (14,755)
   Accumulated deficit                               (26,141)       (13,362)
                                                   ---------      ---------
               Total stockholders' equity            154,787        163,530
                                                   =========      =========
               Total                               $ 339,091      $ 325,801
                                                   =========      =========


                See accompanying notes to the unaudited condensed
                       consolidated financial statements.

                                 S3 INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (Unaudited)


                                                              Three Months Ended                   Six Months Ended
                                                     ---------------------------------     --------------------------------
                                                     June 30, 1999       June 30, 1998     June 30, 1999      June 30, 1998
                                                     -------------       -------------     -------------      -------------
Net sales                                              $  57,253          $  53,299          $ 101,553          $ 135,806

Cost of sales                                             40,716             46,807             74,749            113,636
                                                       ---------          ---------          ---------          ---------

Gross margin                                              16,537              6,492             26,804             22,170

Operating expenses:
    Research and development                              17,450             18,334             35,487             40,367
    Selling, marketing and administrative                  8,543             10,643             16,331             23,137
    Other operating expense                                   --                 --                 --              8,000
                                                       ---------          ---------          ---------          ---------
               Total operating expenses                   25,993             28,977             51,818             71,504
                                                       ---------          ---------          ---------          ---------
Loss from operations                                      (9,456)           (22,485)           (25,014)           (49,334)
Gain on sale of shares of joint venture                    7,207                 --              7,207             26,561
Other income (expense), net                                  283             (4,193)               440             (4,185)
                                                       ---------          ---------          ---------          ---------

Loss before income taxes and equity
     in income of joint venture                           (1,966)           (26,678)           (17,367)           (26,958)
Benefit for income taxes                                      --            (11,205)                --            (11,956)
                                                       ---------          ---------          ---------          ---------
Loss before equity in income of joint venture             (1,966)           (15,473)           (17,367)           (15,002)
Equity in income of joint venture (net of tax)             3,066              3,839              4,588              7,489
                                                       ---------          ---------          ---------          ---------
Net income (loss)                                      $   1,100          $ (11,634)         $ (12,779)         $  (7,513)
                                                       =========          =========          =========          =========

Per share amounts:
    Basic                                              $    0.02          $   (0.23)         $   (0.24)         $   (0.15)
    Diluted                                            $    0.02          $   (0.23)         $   (0.24)         $   (0.15)

Shares used in computing per share amounts:
    Basic                                                 53,164             50,985             52,510             50,793
    Diluted                                               57,588             50,985             52,510             50,793

                See accompanying notes to the unaudited condensed
                       consolidated financial statements.

                                S3 INCORPORATED
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)

                                                                      SIX MONTHS ENDED
                                                             -----------------------------------
                                                              JUNE 30, 1999        JUNE 30, 1998
                                                             ---------------    ----------------

Operating activities:
  Net loss                                                     $(12,779)         $ (7,513)
  Adjustments to reconcile net loss to net
    cash provided by (used for) operating activities:
    Deferred income taxes                                            81             5,469
    Depreciation and amortization                                 9,067            11,142
    Write-off of acquired technologies                               --             8,000
    Gain on sale of shares of joint venture                      (7,207)          (26,561)
    Equity in income of joint venture                            (4,588)          (12,202)
  Changes in assets and liabilities:
            Accounts receivable                                 (11,981)           38,525
            Inventories                                          (6,057)           24,603
            Prepaid taxes / Income taxes payable                 20,064            (5,756)
            Prepaid expenses and other                            4,605             1,892
            Accounts payable                                     24,154           (12,267)
            Accrued liabilities                                  (1,000)           (1,548)
            Deferred revenue                                     (1,202)           (9,849)
                                                               --------          --------
  Net cash provided by operating activities                      13,157            13,935
                                                               --------          --------

Investing activities:
  Property and equipment purchases, net                          (2,736)           (1,579)
  Sale of shares of joint venture                                 7,207            68,025
  Purchase of short-term investments, net                        (6,725)          (60,401)
  Issuance of notes receivable                                  (10,000)               --
  Other assets                                                   (1,394)            1,968
  Purchase of technology                                             --           (40,000)
                                                               --------          --------
  Net cash used for investing activities                        (13,648)          (31,987)
                                                               --------          --------

Financing activities:
  Sale of common stock, net                                       5,107             2,929
  Sale of warrant                                                   990                --
  Repayments of equipment financing                                  --            (2,913)
  Repayments of notes payable                                        --           (10,000)
                                                               --------          --------
  Net cash provided by (used for) financing activities            6,097            (9,984)
                                                               --------          --------

Net increase (decrease) in cash and equivalents                   5,606           (28,036)
Cash and cash equivalents at beginning of period                 31,022            90,484
                                                               --------          --------
Cash and cash equivalents at end of period                     $ 36,628          $ 62,448
                                                               ========          ========




               See accompanying notes to the unaudited condensed
                       consolidated financial statements.

                                 S3 INCORPORATED
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1. Basis of Presentation:

        The condensed consolidated financial statements have been prepared by S3 Incorporated, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and include the accounts of S3 Incorporated and its wholly-owned subsidiaries ("S3" or collectively the "Company"). All significant inter-company balances and transactions have been eliminated. Investments in entities in which the Company does not have control, but has the ability to exercise significant influence over operating and financial policies are accounted for by the equity method. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company, the financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position at June 30, 1999 and December 31, 1998, and the operating results and cash flows for the six months ended June 30, 1999 and 1998. These financial statements and notes should be read in conjunction with the Company's audited financial statements and notes thereto for the year ended December 31, 1998, included in the Company's Form 10-K filed with the Securities and Exchange Commission.

        The results of operations for the three and six months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the future quarters or the year ending December 31, 1999. Certain reclassifications of 1998 amounts were made in order to conform to the 1999 presentation.

2. Inventories:

        Inventories consist of work in process and finished goods and are stated at the lower of cost (first-in, first-out) or market.

                                JUNE 30,       DECEMBER 31,
                                  1999           1998
                                -------        ----------
                                     (IN THOUSANDS)
Inventories consist of:
Work in process                 $ 7,123         $ 6,340
Finished goods                   10,317           5,043
                                -------         -------
   Total                        $17,440         $11,383
                                =======         =======

3. Other Operating Expenses:

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

        The Company wrote-off $8.0 million of the acquired technologies in the first quarter of 1998 that were not realizable based on estimated cash flows from the sale of products currently sold by the Company. The remaining $32.0 million intangible asset was being amortized to cost of sales based on the estimated lives of the currently utilized core technologies, which was generally five years until the fourth quarter of 1998. During the fourth quarter of 1998, management reevaluated the carrying value of the intangible assets recorded in connection with the technology exchange with Cirrus Logic, Inc. and related to the patents obtained from Brooktree, as well as other long-lived assets, including property and equipment. This revaluation was necessitated by management determination based on recent results of operations and that the future expected sales and cash flows for the Company's operations would be substantially lower than had been previously expected by management. Expected undiscounted future cash flows were not sufficient to recover the carrying value of such assets. Accordingly, an impairment loss of $27.2 million was recognized for write-downs of a substantial portion of the intangible assets in the fourth quarter of 1998. The estimated fair value of the intangible assets was based on management's best estimate of the patent portfolio based on a comparison to other graphics technology portfolios in the marketplace. Due to technological changes in the graphics marketplace, the Company concluded it should accelerate its amortization of its remaining patent portfolio, of approximately $4.0 million, over the current estimated life of the currently utilized core technologies, which is two years.

        In July 1998, the Company implemented a restructuring plan in order to align resources with a new business model and to lower the Company's overall cost structure. In connection with the restructuring, the Company reduced its headcount and consolidated facilities. As of June 30, 1999, all severance packages have been paid and there is no remaining balance in the restructuring reserve.

4. Earnings (Loss) Per Share:

        Basic earnings (loss) per share (EPS) is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that would occur from any instrument or options which could result in additional common shares being issued.

        When computing earnings (loss) per share, the Company includes only potential common shares that are dilutive. Exercise of options, and conversion of convertible debt in the six months ended June 30, 1999 and in the three and six months ended June 30, 1998 are not assumed because the result would have been anti-dilutive. The warrant exercise during the six months ended June 30, 1999 is not assumed because the result would have been anti-dilutive.

        The following table sets forth the computation of basic and diluted earnings (loss) per share:

                                                                   THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                           -------------------------------     -------------------------------
                                                           JUNE 30, 1999     JUNE 30, 1998     JUNE 30, 1999     JUNE 30, 1998
                                                           -------------     -------------     -------------     -------------
                                                                            (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                  NUMERATOR
   Net income (loss)
      Basic                                                   $  1,100         $(11,634)         $(12,779)         $ (7,513)
                                                              --------         --------          --------          --------
      Diluted                                                 $  1,100         $(11,634)         $(12,779)         $ (7,513)
                                                              ========         ========          ========          ========

DENOMINATOR
    Denominator for basic earnings (loss) per share             53,164           50,985            52,510            50,793
    Common stock equivalents                                     4,424               --                --                --
                                                              --------         --------          --------          --------
    Denominator for diluted earnings (loss) per share           57,588           50,985            52,510            50,793
                                                              ========         ========          ========          ========
Basic earnings (loss) per share                               $   0.02         $  (0.23)         $  (0.24)         $  (0.15)
Diluted earnings (loss) per share                             $   0.02         $  (0.23)         $  (0.24)         $  (0.15)


5.   Investment in USC

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

        In June 1999, the Company amended its agreements with UMC. Under the terms of the amended agreements, UMC has agreed to pay the Company, subject to certain conditions, 1.4 billion New Taiwan dollars (approximately U.S. $43.3 million at exchange rates prevailing on June 30, 1999) and the Company has agreed to release UMC from contingencies associated with the sale of 80 million shares of stock of USC in January 1998 and to grant a license to patents covering multimedia products and integrated circuit manufacturing technology for use in products manufactured by UMC. Payments will be received over five fiscal quarters beginning in the quarter ended June 30, 1999. The Company agreed to waive rights to its USC board seat and determined that it no longer could exercise significant influence over the financial and operating decisions of USC. Accordingly, in June 1999 the Company ceased accounting for its investment in USC using the equity method of accounting.

        In June 1999, UMC announced plans to consolidate into UMC three foundry joint ventures, including USC, and one foundry company that is publicly traded in Taiwan. If this consolidation is effected as planned by UMC before the end of December 1999, the Company would receive one UMC share for each of the 252 million USC shares it owns. UMC has informed the Company that it expects the UMC shares to be received by the Company in the consolidation will be eligible for trading on the Taiwan Stock Exchange. Completion of this transaction is subject to regulatory and other approvals.

6. Wafer supply agreements and commitments

        In 1995 the Company expanded and formalized its relationship with Taiwan Semiconductor Manufacturing Company (TSMC) to provide additional capacity over the 1996 to 2000 timeframe. The agreement with TSMC requires the Company to make certain annual advance payments to be applied against the following year's capacity. The Company has signed promissory notes to secure these payments over the term of the agreement. At June 30, 1999, the remaining advance payments (and corresponding promissory notes) totaled $14.4 million. During the second quarter of 1999, the Company and TSMC agreed to extend the capacity term of the agreement by two years to 2002. The corresponding notes payable were extended with the final payment due in 2001.

        In the ordinary course of business, the Company places purchase orders with its wafer suppliers based on its existing and anticipated customer orders for its products. Should the Company experience a substantial unanticipated decline in the selling price of its products and/or demand thereof, it could result in a material loss on such purchase commitments.

7. Contingencies

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

        The following are the components of accumulated other comprehensive loss, net of tax:

                                                 JUNE 30,          DECEMBER 31,
                                                   1999               1998
                                               -------------       ----------
                                                         (IN THOUSANDS)

Unrealized loss on investments                   $ (2,812)         $ (2,329)
Foreign currency translation adjustments          (14,004)          (12,426)
                                                 --------          --------
Accumulated other comprehensive loss             $(16,816)         $(14,755)
                                                 ========          ========


        The following schedule of other comprehensive income (loss) shows the gross current-period gain and the reclassification adjustment:

                                                                   THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                           -------------------------------     -------------------------------
                                                           JUNE 30, 1999     JUNE 30, 1998     JUNE 30, 1999     JUNE 30, 1998
                                                           -------------     -------------     -------------     -------------
                                                                                      (IN THOUSANDS)

Unrealized gain on investments:
  Unrealized loss on available-for-sale securities           $  (929)           $(2,501)           $  (550)           $(2,418)
  Less: reclassification adjustment for (gain)
     loss realized in net income                                  21                  1                 67                (32)
                                                             -------            -------            -------            -------
Net unrealized loss on investments                              (908)            (2,500)              (483)            (2,450)
Foreign currency translation adjustments                       1,126             (3,801)            (1,578)             1,799
                                                             -------            -------            -------            -------
Other comprehensive income (loss)                            $   218            $(6,301)           $(2,061)           $  (651)
                                                             =======            =======            =======            =======

9. Acquisition of Diamond Multimedia Systems, Inc.

        On June 25, 1999, the Company entered into an Agreement and Plan of Merger with Diamond Multimedia Systems, Inc. ("Diamond") whereby a wholly-owned subsidiary of the Company will be merged with and into Diamond, with Diamond as the surviving entity (the "Merger"). As a result of the Merger, the outstanding shares of common stock of Diamond will be converted into shares of common stock of the Company at an exchange ratio equal to 0.52 share of S3 common stock for each share of Diamond common stock. Upon completion of the Merger, Diamond will become a wholly-owned subsidiary of the Company. The closing of the Merger is subject to certain conditions, including the approval of the stockholders of Diamond and the Company and the expiration or early termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act.

        The Company and Diamond entered into a Credit Agreement, dated as of June 10, 1999, and amended on June 14, 1999 (the "Credit Agreement"), pursuant to which the Company agreed to make three separate loans to Diamond in amounts not exceeding $20.0 million in the aggregate. The loans are subordinated to Diamond's existing indebtedness with Finova Capital Corporation, with whom Diamond has a $50.0 million revolving credit line, and to the guarantee to Sanwa Bank, Ltd. of obligations in the approximate amount of $2.9 million. The loans accrue interest at the "prime rate" as published in the "Money Rates" section of the Wall Street Journal and interest will be payable in arrears on the last day of each month. The principal balance of the loans is scheduled to be repaid by June 10, 2000. However, Diamond may prepay any portion of the loans any time without penalty or premium. As of June 30, 1999, the Company had made loans to Diamond in the aggregate amount of $10.0 million. In July 1999, the Company made loans to Diamond in the aggregate amount of $10.0 million.

        One of the conditions precedent to the making of each of the three loans to Diamond under the Credit Agreement is that Diamond shall have issued common stock purchase warrants to the Company. Diamond issued to the Company three warrants to purchase an aggregate of 4,597,871 shares of Diamond common stock at exercise prices ranging from $4.18 to $4.471875 per share.

        The Company intends to account for its acquisition of Diamond using the purchase method of accounting.

        Because of Diamond's liquidity position and resulting cash constraints, which resulted from its working capital requirements and continued investments in new product lines such as the Rio Internet audio player and HomeFree line of home networking products, in July 1999, Diamond assigned its rights to acquire OneStep, LLC, to S3 and S3 acquired OneStep for approximately $10.0 million in cash. OneStep is a software development company that supplies the Rio Audio Manager for Diamond's Rio Internet audio players. Under its agreements with S3, Diamond is currently funding the operating expenses of OneStep and S3 has licensed to Diamond's wholly owned subsidiary, RioPort.com, Inc., OneStep's intellectual property, Diamond currently intends to carve out RioPort as an independently managed company funded by outside investors, while maintaining a substantial equity position in RioPort. At the same time as RioPort's planned venture capital financing, S3 intends to sell OneStep to RioPort in exchange for cash and shares of RioPort stock.

PART I. CONDENSED CONSOLIDATED FINANCIAL INFORMATION

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

OVERVIEW

     S3 Incorporated ("S3" or the "Company") is a leading supplier of multimedia acceleration hardware and its associated software for the PC market. The Company's accelerators are designed to work cooperatively with a PC's central processing unit ("CPU"), implementing functions best suited for a dedicated accelerator while allowing the CPU to perform the more general purpose computing functions of today's advanced multimedia user interface and applications. By complementing the computing power of the general purpose CPU, the Company's integrated software and silicon-based accelerator solutions significantly improve the multimedia performance of PCs while reducing overall system cost and complexity. S3 has been a pioneer in graphics acceleration since 1991, when it was the first company to ship in volume a single chip graphics accelerator with a local bus interface. S3 has since delivered new generations of high performance accelerator solutions from the first 32-bit and 64-bit graphics accelerator families to the first 128-bit, full-featured integrated two-dimensional ("2D") and three-dimensional ("3D") graphics and video accelerator specifically designed for today's 3D and digital versatile disc ("DVD")-based applications. As the demand for greater multimedia capabilities in PCs increases, particularly the demand for 2D/3D technology, the Company is focused on delivering accelerator solutions for use in business desktop, home and mobile computing systems. S3's families of accelerator products and software are currently used by many of the world's leading original equipment PC manufacturers ("OEMs") and add-in card and motherboard manufacturers.

    On June 25, 1999, the Company entered into an Agreement and Plan of Merger with Diamond Multimedia Systems, Inc. ("Diamond") whereby a wholly-owned subsidiary of the Company will be merged with and into Diamond, with Diamond as the surviving entity (the "Merger"). As a result of the Merger, the outstanding shares of common stock of Diamond will be converted into shares of common stock of the Company at an exchange ratio equal to 0.52 share of S3 common stock for each share of Diamond common stock. Upon completion of the Merger, Diamond will become a wholly-owned subsidiary of the Company. The closing of the Merger is subject to certain conditions, including the approval of the stockholders of Diamond and the Company and the expiration or early termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvement Act. See Note 9 of Notes to Unaudited Condensed Consolidated Financial Statements.

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated certain financial data as a percentage of net sales:


                                                          THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                      ---------------------------           ---------------------------
                                                      JUNE 30,           JUNE 30,           JUNE 30,          JUNE 30,
                                                        1999               1998               1999               1998
                                                      --------           --------           --------           --------
Net sales                                                100.0%             100.0%             100.0%             100.0%
Cost of sales                                             71.1               87.8               73.6               83.7
                                                      --------           --------           --------           --------

Gross margin                                              28.9               12.2               26.4               16.3
Operating expenses:
   Research and development                               30.5               34.4               34.9               29.7
   Selling, marketing and administrative                  14.9               20.0               16.1               17.0
   Other operating expense                                  --                 --                 --                5.9
                                                      --------           --------           --------           --------
           Total operating expenses                       45.4               54.4               51.0               52.6
                                                      --------           --------           --------           --------
Loss from operations                                     (16.5)             (42.2)             (24.6)             (36.3)
Gain on sale of shares of joint venture                   12.6                 --                7.1               19.6
Other income (expense), net                                0.5               (7.8)               0.4               (3.1)
                                                      --------           --------           --------           --------

Loss before income taxes and equity
      in net income of joint venture                      (3.4)             (50.0)             (17.1)             (19.8)
Benefit for income taxes                                    --              (21.0)                --               (8.8)
                                                      --------           --------           --------           --------
Loss before equity in net income of joint venture         (3.4)             (29.0)             (17.1)             (11.0)
Equity in net income of joint venture (net of tax)         5.3                7.2                4.5                5.5
                                                      --------           --------           --------           --------
Net income (loss)                                          1.9%             (21.8)%            (12.6)%             (5.5)%
                                                      ========           ========           ========           ========

NET SALES

     The Company's net sales to date have been generated from the sale of its graphics and multimedia accelerators. The Company's products are used in, and its business is dependent upon, the personal computer industry with sales primarily in the U.S., Asia and Europe. Net sales were $57.3 million for the three months ended June 30, 1999, an 7.5% increase from the $53.3 million of net sales for the three months ended June 30, 1998. Net sales were $101.6 million for the six months ended June 30, 1999, a 25.2% decrease from the $135.8 million of net sales for the six months ended June 30, 1998. Net sales for the three months and six months ended June 30, 1999 consisted primarily of the Company's 3D and Mobile products while net sales for the three months and six months ended June 30, 1998 consisted primarily of the Company's 2D and 3D products. The Company commenced volume shipments of its Savage4 product during the quarter ended June 30,1999. Net sales for the three months ended June 30, 1999 increased primarily as a result of higher unit average selling prices of Savage4 products and the continued sale of older generation products. Net sales for the six months ended June 30, 1999 decreased primarily as a result of a shift from sales of 2D products to 3D products coupled with overall lower shipment volumes. Unit volumes decreased approximately 9% and 24% for the three months and six months ended June 30, 1999, respectively, from the three months and six months ended June 30, 1998. The Company expects that the percentage of its net sales represented by any one product or type of product may change significantly from period to period as new products are introduced and existing products reach the end of their product life cycles. Due to competitive price pressures, the Company's products experience declining unit average selling prices over time, which at times can be substantial.

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

     The graphics accelerator market has transitioned from 2D acceleration to 3D acceleration and products that compete in the high performance segment of that market have higher gross margins than products in the mainstream PC or in the sub-$1,000, or "segment zero," PC market. The Company commenced shipment of its Savage3D product during the third quarter of 1998. This product was intended to address the high performance 3D acceleration market. However, the Savage3D failed to achieve significant market acceptance. The Company commenced volume shipments of its Savage4 product in the second quarter of 1999. Savage4 is designed to compete in multiple performance segments of the commercial and consumer PC markets of the 3D acceleration market. If the Company does not continue to introduce and successfully market higher performance products, our gross margin and profitability could be negatively affected.

     Export sales accounted for 82% and 93% of net sales for the three months ended June 30, 1999 and 1998, respectively. Export sales accounted for 90% and 86% of net sales for the six months ended June 30, 1999 and 1998, respectively. Approximately 50% and 26% of export sales for the three months ended June 30, 1999 and 1998, respectively, were to affiliates of United States customers. Approximately 47% and 26% of export sales for the six months ended June 30, 1999 and 1998, respectively, were to affiliates of United States customers. The Company expects that export sales will continue to represent a significant portion of net sales, although there can be no assurance that export sales as a percentage of net sales will remain at current levels. All sales transactions were denominated in U.S. dollars.

    Two customers and two distributors accounted for 17%, 10%, 17% and 10% of net sales, respectively, for the three months ended June 30, 1999. Two distributors and one customer accounted for 43%, 11% and 10% of net sales, respectively, for the three months ended June 30, 1998. One customer and two distributors accounted for 25%, 21% and 12% of net sales, respectively, for the six months ended June 30, 1999. Two distributors and one customer accounted for 37%, 12% and 11% of net sales for the six months ended June 30, 1998. The Company expects a significant portion of its future sales to remain concentrated within a limited number of strategic customers. There can be no assurance that the Company will be able to retain its strategic customers or that such customers will not otherwise cancel or reschedule orders, or in the event of canceled orders, that such orders will be replaced by other sales. In addition, sales to any particular customer may fluctuate significantly from quarter to quarter. The occurrence of any such events or the loss of a strategic customer could have a material adverse effect on the Company's operating results.

GROSS MARGIN

     Gross margin percentage increased to 28.9% for the three months ended June 30, 1999 from 12.2% for the three months ended June 30, 1998. Gross margin percentage increased to 26.4% for the six months ended June 30, 1999 from 16.3% for the six months ended June 30, 1998. The increase in gross margin for the three and six months ended June 30, 1999 versus the three and six months ended June 30, 1998 was the result of unanticipated sales of certain inventory formerly reserved by the Company as well as licensing revenues associated with 29 patents licensed to UMC. The Company also took fewer inventory reserves in the three and six months ended June 30, 1999 versus the three and six months ended June 30, 1998 as the result of better inventory management.

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

RESEARCH AND DEVELOPMENT EXPENSES

     The Company has made and intends to continue to make significant investments in research and development to remain competitive by developing new and enhanced products. Research and development expenses were $17.5 million for the three months ended June 30, 1999, a decrease of $0.8 million from $18.3 million for the three months ended June 30, 1998. Research and development expenses were $35.5 million for the six months ended June 30, 1999, a decrease of $4.9 million from $40.4 million for the six months ended June 30, 1998. The decrease in research and development expenses for the three months and six months ended June 30, 1999 was primarily a result of reductions in engineering staff which occurred as part of the Company's implementation of a restructuring plan in July 1998. Headcount decreased by about 20% from the quarter ended June 30, 1998 to the quarter ended June 30, 1999. The Company also incurred certain one time engineering costs during the first quarter of 1998 associated with the discontinued audio and communications products line. The Company expects research and development expenses to increase in absolute dollars in the third quarter of 1999.

SELLING, MARKETING AND ADMINISTRATIVE EXPENSES

     Selling, marketing and administrative expenses were $8.5 million for the three months ended June 30, 1999, a decrease of $2.1 million from $10.6 million for the three months ended June 30, 1998. Selling, marketing and administrative expenses were $16.3 million for the six months ended June 30, 1999, a decrease of $6.8 million from $23.1 million for the six months ended June 30, 1998. Selling, marketing and administrative expenses for the three and six months ended June 30, 1999 decreased from the prior year primarily as a result of headcount reductions and lower commission related payouts. Selling, marketing and administrative headcount decreased 9% from the three months ended June 30, 1998 to the three months ended June 30, 1999. As part of the Company's July 1998 restructuring plan, the number of consultants working on various projects was also reduced. In addition, year to date commissions were lower in the first six months of 1999 versus 1998 as a result of the overall decrease in net sales for the same period.

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

GAIN ON SALE OF SHARES OF JOINT VENTURE

        On December 31, 1997, the Company entered into an agreement to sell to UMC 80 million shares of USC stock for a purchase price of 2.4 billion New Taiwan dollars. The Company received the purchase price (approximately $68.0 million in cash) in January 1998 upon closing. The gain on the sale of stock of USC was $26.6 million.

        In June 1999, the Company amended its agreements with UMC. Under the terms of the amended agreements, UMC has agreed to pay the Company, subject to certain conditions, 1.4 billion New Taiwan dollars (approximately U.S. $43.3 million at exchange rates prevailing on June 30, 1999) and the Company has agreed to release UMC from contingencies associated with the sale of 80 million shares of stock of USC in January 1998 and to grant a license to patents covering multimedia products and integrated circuit manufacturing technology for use in products manufactured by UMC. Payments will be received over five fiscal quarters beginning in the quarter ended June 30, 1999.

OTHER INCOME (EXPENSE), NET

       Other income was $0.3 million for the three months ended June 30, 1999, an increase of $4.5 million from other expense of $4.2 million for the three months ended June 30, 1998. Other income was $0.4 million for the six months ended June 30, 1999, an increase of $4.6 million from other expense of $4.2 million for the six months ended June 30, 1998. The increase in other income for the three months and six months ended June 30, 1999 was primarily associated with sublease income the Company received in the three months and six months ended June 30, 1999.

INCOME TAXES

       The Company's effective tax rates for the three months and six months ended June 30, 1999 and 1998 are 0% and 42%, respectively. The 1999 effective tax rate reflects operating losses with no realized tax benefit. The 1998 effective tax rate was applied to income excluding the gain on the sale of shares of joint venture and write-off of acquired in process technology (for which the effective tax rate of 38.5% was applied).

EQUITY IN NET INCOME OF JOINT VENTURE

       As discussed in "Liquidity and Capital Resources", the Company entered into an agreement with other parties to form a separate Taiwanese company, USC. This investment was accounted for under the equity method of accounting in reporting the Company's share of results for the entity until June 1999. Equity in net income of joint venture reflects the Company's share of income earned by USC for the current quarter. The Company reported $3.1 million and $3.8 million of equity in net income of joint venture, net of tax for the three months ended June 30, 1999 and 1998, respectively. The Company reported $4.6 million and $7.5 million of equity in net income of joint venture, net of tax for the six months ended June 30, 1999 and 1998, respectively.

        In connection with the Company's June 1999 amendment of its agreements with UMC described above under "Gains on Sale of Shares of Joint Venture," the Company agreed to waive rights to its USC board seat and determined that it no longer could exercise significant influence over the financial and operating decisions of USC. Accordingly, in June 1999 the Company ceased accounting for its investment in USC using the equity method of accounting.

LIQUIDITY AND CAPITAL RESOURCES

       Cash provided by operating activities for the six months ended June 30, 1999 was $13.2 million, as compared to $13.9 million of cash provided by operating activities for the six months ended June 30, 1998. The Company's net loss for the six months ended June 30, 1999 was partially offset by depreciation and amortization expense. In addition, cash provided by operations for the six months ended June 30, 1999 was favorably impacted by decreases in prepaid taxes, prepaid expenses and increases in accounts payable, partially offset by increases in accounts receivable and inventories and decreases in accrued liabilities and deferred revenue. The Company received an income tax refund in June of 1999. The changes in prepaids, accounts payable and accrued liabilities are the result of timing of payments. The Company's net loss for the six months ended June 30, 1998 was offset by a number of non-cash items including deferred taxes, depreciation and amortization and the write-off of acquired technologies. These were offset by the gain on the sale of shares of joint venture and equity in income from the joint venture. Changes in assets and liabilities include decreases in accounts receivable, inventories, accounts payable and deferred revenue. The decrease in accounts receivable for the six months ended June 30, 1998 was the result of lower net sales. The decrease in inventories and accounts payable for the six months ended June 30, 1998 were attributable to reductions in inventory procurement resulting from softening demand and the Company's efforts to reduce inventory balances in its distribution channel. Deferred revenue for the six months ended June 30, 1998 decreased as distributors sold through inventory to their end user customers.

       Investing activities used cash of $13.6 million for the six months ended June 30, 1999 and consisted primarily of issuance of notes receivable to Diamond Multimedia Systems, Inc., cash received from UMC related to the sale of shares, purchases of property and equipment, net and the purchase of short term investments, net, offset by cash received from the sale of USC shares. Investing activities used $32.0 million during the six months ended June 30, 1998 and consisted primarily of cash received from the sale of USC shares, offset by cash used in the technology exchange with Cirrus Logic, Inc. and the purchase of short term investments, net.

       Financing activities provided cash of $6.1 million and used cash of $10.0 million for the six months ended June 30, 1999 and 1998, respectively. Sales of common stock, net and the sale of a warrant to Intel Corporation were the financing activities generating cash during the six months ended June 30, 1999. Repayment on the line of credit and equipment financing were the principal financing activities that used cash for the six months ended June 30, 1998.

       In 1995, the Company entered into two long-term manufacturing capacity arrangements. The Company entered into an agreement with UMC and Alliance Semiconductor Corporation to form USC, a separate Taiwanese company, for the purpose of building and managing a semiconductor manufacturing facility in the Science Based Industrial Park in Hsin Chu City, Taiwan, Republic of China. The Company invested $53.0 million in 1996 and $36.4 million in 1995 for its 23.75% equity interest. In January 1998, the Company reduced its equity interest to 15.75% through the sale of a portion of its USC shares, and received approximately $68.0 million in cash. The facility commenced production utilizing advanced submicron semiconductor manufacturing processes in late 1996. The Company has the right to purchase up to 31.25% of the output from the foundry. In addition, the Company has an agreement with TSMC to provide additional capacity over the 1996 to 2002 timeframe. The agreement with TSMC requires the Company to make certain annual advance payments to be applied against the following year's capacity. The Company has signed promissory notes to secure these payments, which totaled $14.4 million as of June 30, 1999.

       Working capital at June 30, 1999 and December 31, 1998 was $139.4 million and $152.2 million, respectively. At June 30, 1999, the Company's principal sources of liquidity included cash and equivalents of $36.6 million and $94.8 million in short-term investments. The Company's principal sources of liquidity at December 31, 1998 included cash and equivalents of $31.0 million and $88.6 million of short-term investments. The Company believes that its available funds will satisfy the Company's projected working capital and capital expenditure requirements for at least the next 12 months, other than expenditures for future potential manufacturing agreements.

     In July 1999, the Company loaned Diamond Multimedia Systems $10.0 million under its credit agreement with Diamond described in Note 9 of Notes to Unaudited Condensed Consolidated Financial Statements. Because of Diamond's liquidity position and resulting cash constraints, which resulted from its working capital requirements and continued investments in new product lines such as the Rio Internet audio player and HomeFree line of home networking products, in July 1999, Diamond assigned its rights to acquire OneStep, LLC, to S3 and S3 acquired OneStep for approximately $10.0 million in cash. OneStep is a software development company that supplies the Rio Audio Manager for Diamond's Rio Internet audio players. Under its agreements with S3, Diamond is currently funding the operating expenses of OneStep and S3 has licensed to Diamond's wholly owned subsidiary, RioPort.com, Inc., OneStep's intellectual property. Diamond currently intends to carve out RioPort as an independently managed company funded by outside investors, while maintaining a substantial equity position in RioPort. At the same time as RioPort's planned venture capital financing, S3 intends to sell OneStep to RioPort in exchange for cash and shares of RioPort stock.

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

     The Company is currently a party to certain legal proceedings. Litigation could result in substantial expense to the Company. See "Part II- Item 1. Legal Proceedings."

Year 2000 Compliance

     As a result of computer programs being written using two digits, rather than four, to represent year dates, the performance of our computer systems and those of our suppliers and customers in the Year 2000 is uncertain. Any computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in other normal business activities.

     Our plans to address the Year 2000 issue involve the following phases: (i) inventory/risk assessment, (ii) remediation, (iii) testing and (iv) full compliance and/or the creation of contingency plans. We have completed an inventory and assessment of our systems for Year 2000 readiness. The assessment indicated that most of our significant information technology systems could be affected, particularly the general ledger, billing and inventory systems. That assessment also indicated that software and hardware (embedded chips) used in development, production and manufacturing systems also are at risk. Based on a review of our product line, we believe that our products do not require remediation to be Year 2000 compliant. Accordingly, we believe that our products will not expose us to material Year 2000 related liabilities. We have also queried our significant suppliers and subcontractors that do not share information systems with us ("external agents"). Although we are not aware of any external agent with a Year 2000 issue that would materially affect our results of operations or financial condition, the failure of an external agent to be Year 2000 compliant could have a material adverse effect on our results of operations or financial condition. We intend to periodically review our external agents to monitor their progress toward completion of their Year 2000 compliance.

     We have completed the remediation phase for our information technology systems and expect to complete software reprogramming and replacement by the third quarter of 1999. Once software is reprogrammed or replaced for a system, we begin testing and implementation. These phases run concurrently for different systems. To date, we have completed approximately 90% of our testing. Completion of the testing phase for all remediated systems is expected to occur by the end of August 1999, with all remediated systems fully tested and implemented by the third quarter of 1999. Our order entry system interfaces directly with significant third party vendors. We have completed the process of working with third party vendors to ensure that our systems that interface directly with third parties are Year 2000 compliant.

     We will utilize both internal and external resources to reprogram, or replace, test and implement our software and operating equipment for Year 2000 modifications. We believe that costs for remediation, testing and implementation are not expected to exceed $0.3 million.

     We have completed 100% of our contingency plans in the event we do not complete all phases of the Year 2000 program. The failure of either our critical systems or those of our material third parties to be Year 2000 compliant would result in the interruption of our business, which could have a material adverse affect on our results of operations or financial condition.


FACTORS THAT MAY AFFECT OUR RESULTS

Our Operating Results May Fluctuate

     Our operating results have in the past varied significantly and are expected to vary significantly in the future due to several factors, many of which are beyond our control. Any one or more of the factors listed below or other factors could cause us to fail to achieve our revenue or profitability expectations. The failure to meet market expectations could cause a sharp drop in our stock price. Those factors include:

     - our ability to develop, introduce and market successfully new or enhanced products;

     - changes in our pricing policies or those of our competitors or suppliers;

     -    competitive pressures on average selling prices;

     -    the availability and cost of products from our suppliers;

     -    changes in demand for our products and our customers' products;

     - changes in the mix of products sold by us or in the mix of distribution channels through which those products are sold;

     -    the timing of new product introductions by us or our competitors;

     -    market acceptance of new or enhanced versions of our products;

     - disruptions in our production or shipping processes, including production delays;

     - rapid changes in electronic commerce with respect to our or our customers may not capitalize or which erode our traditional business base;

     -    the gain or loss of significant customers or strategic relationships;

     - the availability of wafer capacity using advanced process technologies;

     -    product obsolescence and the management of product transitions;

     -    seasonal customer demand;

     -    mergers or acquisitions; and

     - general economic conditions, including economic conditions in Asia in particular, that could affect the timing of customer orders and capital spending and result in order cancellations or rescheduling.

     Some or all of these factors could adversely affect demand for our products and, therefore, our operating results, in the future.

     Most of our operating expenses are relatively fixed in the short term. We may be unable to rapidly adjust spending to compensate for any unexpected sales shortfall, which could harm quarterly operating results. Because the lead times of firm orders are typically short in the graphics industry, we do not have the ability to predict future operating results with any certainty. Therefore, sudden changes that are outside of our control such as general economic conditions or the actions or inaction of competitors or customers may materially and adversely affect our performance.

     In addition, we generally ship more products in the third month of each quarter than in either of the first two months of the quarter, with levels of shipment in the third month higher towards the end of the month. This pattern, which is common in the semiconductor industry, is likely to continue and makes future quarterly operating results less predictable.

We Experienced Net Losses for Several Recent Quarters And May Experience Net Losses Again In The Future

     Although we reported net income of $1.1 million for the three months ended June 30, 1999, we incurred operating losses of $9.5 million in that quarter and had net losses for the quarter ended March 31, 1999 and for all of 1998. Those losses occurred primarily because we did not offer competitive products in the high end of the graphics and multimedia accelerator market. As a result, our sales consisted primarily of older generation and lower margin products that were sold into markets that had significant price competition. The results of any one quarter are not indicative of results to be expected in future quarters or for a full fiscal year.

We May Not Be able to Realize the Expected Benefits of our Recently Announced Merger With Diamond Multimedia Systems, Inc., and The Merger May Have Certain Negative Results

     S3 and Diamond Multimedia Systems, Inc. recently entered into a merger agreement with the expectation that the merger will result in benefits to the combined company, including faster time to market with new products and increased cost efficiencies. If we are not able to integrate effectively our technologies, operations and personnel in a timely and efficient manner, then the benefits of the merger may not be realized and, as a result, our operating results and the market price for our common stock may be adversely affected. The difficulties, costs and delays involved in integrating the companies, which may be substantial, may include:

     - distracting management and other key personnel, particularly senior engineers involved in product development and product definition, from the business of the combined company;

     - perceived and potential adverse changes in business focus or product offerings;

     -    potential incompatibility of business cultures;

     - costs and delays in implementing common systems and procedures, particularly in integrating different information systems; and

     - inability to retain and integrate key management, technical, sales and customer support personnel.

      The announcement and consummation of the merger may disrupt Diamond's relationships with certain suppliers of graphics chips who compete with S3. If Diamond loses one or more of these suppliers, it may lose customers that want Diamond's products to contain components from those suppliers, a result that could significantly reduce Diamond's revenue contribution to the combined company.

      Similarly, the announcement and consummation of the merger is expected to cause some of S3's add-in card and motherboard customers to end or curtail their relationships with the combined company. This is expected because the combined company's products will comprise both graphics chips and graphics boards. Thus, the combined company will be competing with many of S3's current customers who are graphics board manufacturers.

      The merger is also expected to result in the combined company being dependent on a limited source of graphics chips and graphics boards, primarily because S3 and Diamond each is a supplier to the other. Such dependence exposes the combined company to heightened risks because one company's supplies or suppliers may not meet the other company's requirements.

      The merger will result in substantial expense by both S3 and Diamond, currently estimated at approximately $16.7 million in the aggregate, which could hurt the earnings of the combined company and divert resources from other productive uses.

      We are filing with the Securities and Exchange Commission a registration statement on Form S-4 that sets forth, under the caption "Risk Factors," additional risks associated with the proposed merger and risks associated with the combined company. Stockholders should review that discussion carefully for a description of those risks.

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

We Have Only Recently Started to Offer Products Intended to Address All Performance Segments of the Commercial and Consumer PC Market

      The desktop graphics accelerator market has recently transitioned from 2D acceleration to 3D acceleration. Products that compete in the high performance segment of that market have higher gross margins than products in the mainstream PC or in the sub-$1,000, or "segment zero," PC market. We commenced shipment of our Savage3D product during the third quarter of 1998. This product was intended to address the high performance 3D acceleration market. The Savage3D failed to achieve significant market acceptance. As a result, our products only addressed the lower margin segments of the market, which contributed to our net losses in recent periods. We recently commenced shipments of our Savage4 product, which is designed to compete in multiple performance segments of the commercial and consumer PC markets and to satisfy multiple-function market needs, such as graphics, video and DVD support. We do not know whether Savage4 will be able to compete successfully in those segments. If we are not able to introduce and successfully market higher performance products, our gross margin and profitability could be negatively affected.

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

We Face Substantial Competition

     The market for our products is extremely competitive and is characterized by declining selling prices over the life of a particular product and rapid technological changes. Our principal competitors for graphics accelerators include 3Dfx Interactive, Inc., ATI Technologies, Inc., Intel Corporation, Matrox Graphics Inc., NVIDIA Corporation, and Trident Microsystems, Inc. Our principal competitors in the multimedia market include the companies just named as well as a number of smaller companies that may have greater flexibility to address specific market needs. Potential competitors in these markets include both large and emerging domestic and foreign semiconductor companies. In particular, there are a significant number of established and emerging companies that have developed, are developing or have announced plans to develop 3D graphics chips. Our product offerings may not address the demand for the next generation of accelerators or be competitive. If we expand our product line to add products with additional functionality, we will encounter substantial competition from established semiconductor companies and may experience competition from companies designing chips based on different technologies. Because of the substantial competition that we face, we are subject to a constant and increasing risk of losing customers to our competitors.

     Furthermore, the need of PC manufacturers to rapidly introduce a variety of products aimed at different segments of the PC market may lead to the shift by system OEMs to the purchase of graphics and multimedia add-in cards provided by others. Some of our competitors supply both add-in cards and accelerator chips, which may provide those competitors with an advantage over suppliers that offer only accelerator chips. In addition, some of our potential competitors, such as Intel, that supply add-in cards and/or motherboards may seek to use their card/board business to leverage their graphics accelerator business. Some of our current and potential competitors have greater technical, manufacturing, financial and marketing resources than we do. We believe that our ability to compete successfully will depend upon a number of factors both within and outside of our control, including:

    -   product performance and quality;

    -   product features;

    -   product availability;

    -   manufacturing capabilities and cost of manufacturing;

    -   reputation for quality and strength of brand;

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

     Our products are designed to improve the graphics and multimedia performance of Pentium-based PCs and Microsoft Windows, Windows NT and IBM OS/2 operating systems. We expect that additional specialized graphics processing and general purpose computing capabilities will be integrated into future versions of Intel and other Pentium-based microprocessors and that standard multimedia accelerators in the future will likely integrate memory, system logic, audio, communications or other additional functions. In particular, Intel and others have announced plans to develop chips that integrate graphics and processor functions to serve the lower cost PC market. A substantial portion of our 1998 sales were derived from products addressing the lower cost PC market, and we anticipate that a substantial portion of our 1999 sales will also be derived from products addressing that market. We have not previously offered integrated graphics/core logic accelerator products that provide these functions, which have traditionally been provided by separate single function chips or chipsets. We have and intend to continue to expand the scope of our research and development efforts to provide these functions, which will require that we hire engineers skilled in these respective areas and promote additional coordination among our design and engineering groups. Alternatively, we may find it necessary or desirable to license or acquire technology to enable us to provide these functions, and there can be no assurance that any such technology will be available for license or purchase on terms acceptable to us.

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

     We are continually developing new products, such as Savage4, to address changing market needs. If new products are not brought to market in a timely manner or do not address market needs or achieve market acceptance, then our operating results could be negatively affected. Market acceptance of our products depends upon a number of factors, some of which are significantly beyond our control, including the acceptance of other components, such as memory, that our products are designed to work with. In the past, our business has been seriously harmed when we developed products that failed to achieve significant market acceptance. This could occur in the future as well.

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

     In 1996, for example, there was an absence of an industry standard 3D graphics API. As a result, we developed and promoted our proprietary API. Microsoft has since introduced its Direct3D API and Silicon Graphics has introduced OpenGL, which have emerged as the standard APIs for 3D acceleration. While our 3D accelerators currently support our proprietary API, Direct3D API and OpenGL, it is possible that another API will emerge as an industry standard and that our accelerators will not support such a new standard, which would have a materially negative effect on our business, financial condition and results of operations.

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

We are a Fabless Semiconductor Company and Depend on Independent Foundries for the Manufacture of Our Products

     We currently rely on two independent foundries to manufacture all of our products either in finished form or wafer form. We have a "take or pay" contract with Taiwan Semiconductor Manufacturing Company ("TSMC") and a joint venture foundry, United Semiconductor Corporation ("USC"). We have an agreement with TSMC to provide additional capacity through 2002. The foundry agreement with TSMC requires us to make certain annual advance payments to purchase specified committed capacity amounts to be applied against the following year's capacity or to forfeit advance payments against those amounts. In the fourth quarter of 1998, we wrote off approximately $4.0 million of the 1998 prepaid production capacity because we did not fully utilize the capacity related to the advance payment. As of June 30, 1999, our current note payable to TSMC was $14.4 million. If we purchase excess inventories of particular products or choose to forfeit advance payments, our operating results could be harmed.

    In June 1999, we entered into an agreement with United Microelectronics Corporation, the majority owner of the USC foundry joint venture, under which we gave up our rights to elect a director on USC's board. UMC has also announced plans to merge USC with UMC, with USC shareholders, including S3, to receive UMC shares. We will lose our ability to influence the USC board and any veto power we had over actions to be taken by USC. As a result, our relationship with USC will be based on our foundry capacity agreement rather than a joint venture. Although we are currently unaware of any changes that UMC may propose in the future to the foundry relationship, we will have less ability to influence whether changes that could be adverse to us will be made in the future.

     We conduct business with one of our current foundries by delivering written purchase orders specifying the particular product ordered, quantity, price, delivery date and shipping terms. This foundry is therefore not obligated to supply products to us for any specific period, in any specific quantity or at any specific price, except as may be provided in a particular purchase order. To the extent a foundry terminates its relationship with us or our supply from a foundry is interrupted or terminated for any other reason, such as a natural disaster or an injunction arising from alleged violations of third party intellectual property rights, we may not have a sufficient amount of time to replace the supply of products manufactured by that foundry. We may be unable to obtain sufficient advanced process technology foundry capacity to meet customer demand in the future. From time to time, we may evaluate potential new sources of supply. However, the qualification process and the production ramp-up for additional foundries has in the past taken, and could in the future take, longer than anticipated. Accordingly, there can be no assurance that such sources will be able or willing to satisfy our requirements on a timely basis or at acceptable quality or per unit prices.

     TSMC and USC are both located in the Science-Based Industrial Park in Hsin Chu City, Taiwan. We currently expect these foundries to supply the substantial portion of our products in 1999. Disruption of operations at these foundries for any reason, including work stoppages, political or military conflicts, fire, earthquakes or other natural disasters, would cause delays in shipments of our products, and could have a material adverse effect on our operating results. In addition, as a result of the rapid growth of the semiconductor industry based in the Science-Based Industrial Park, severe constraints have been placed on the water and electricity supply in that region. Any shortages of water or electricity could adversely affect our foundries' ability to supply our products, which could have a material adverse effect on our operating results.

The Manufacturers On Which We Depend May Experience Manufacturing Yield Problems That Could Increase Our Per Unit Costs And Otherwise Jeopardize The Success Of Our Products

     Our products are graphics chips. Graphics chips are difficult to make. Their production requires a complex and precise process that often presents problems that are difficult to diagnose and time consuming or expensive to solve. As a result, companies like ours often experience problems in achieving acceptable wafer manufacturing yields. Our chips are manufactured from round wafers made of silicon. During manufacturing, each wafer is processed to contain numerous individual integrated circuits, or chips. We may reject or be unable to sell a percentage of wafers or chips on a given wafer because of:

     -  minute impurities,

     -  difficulties in the fabrication process,

     -  defects in the masks used to print circuits on a wafer,

     -  electrical performance,

     -  wafer breakage, or

     -  other factors.

We refer to the proportion of final good chips that have been processed, assembled and tested relative to the gross number of chips that could be constructed from the raw materials as our manufacturing yields. These yields reflect the quality of a particular wafer. Depending on the specific product, S3 has negotiated with its manufacturers to pay either an agreed upon price for all wafers or a price that is typically higher for only wafers of acceptable quality. If the payment terms for a specific product require us to pay for all wafers, and if yields associated with that product are poor, we bear the risk of those poor manufacturing yields.

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

     Any of those transactions would involve financial risk to us and could require us to commit substantial capital or provide technology licenses in return for guaranteed production capacity.

     In particular, we have entered into a "take or pay" contract with TSMC and have entered into the USC joint venture. The need to commit substantial capital may require us to seek additional equity or debt financing. Although we currently believe that the need for such additional capital will be minimal for the next two years, if such capital is needed, the sale or issuance of additional equity or convertible debt securities could result in additional dilution to our stockholders. There can be no assurance that such additional financing, if required, will be available when needed or, if available, will be on terms acceptable to us. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" and "Business -- Manufacturing and Design Methodology" in our Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

Our Sales are Concentrated within a Limited Number of Customers

     We expect a significant portion of our future sales to remain concentrated within a limited number of strategic customers. If we lose one or more of these customers, our operating results would be harmed.

     Two customers, IBM Corporation and Creative Technology Ltd. and two distributors, Synnex Technology Inc. and Promate Electronic Co. accounted for 17%, 10%, 17% and 10% of net sales, respectively, for the three months ended June 30, 1999. Synnex Technology, Inc. and Promate Electronic Co. and one customer, Compaq Computer Co. accounted for 43%, 11% and 10% of net sales, respectively, for the three months ended June 30, 1998. IBM Corporation, Synnex Technology Inc. and Promate Electronic Co. accounted for 25%, 21% and 12% of net sales, respectively, for the six months ended June 30, 1999. Synnex Technology Inc., Promate Electronic Co. and Compaq Computer Co. accounted for 37%, 12% and 11% of net sales for the six months ended June 30, 1998. We expect a significant portion of our future sales to remain concentrated within a limited number of strategic customers. There can be no assurance that we will be able to retain our strategic customers or that these customers will not otherwise cancel or reschedule orders, or in the event of canceled orders, that such orders will be replaced by other sales.

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

We Depend on Sales Through Distributors

     A substantial percentage of our products are distributed in the distribution channel through add-in card manufacturers that in turn sell to value added resellers, system integrators, OEMs and distributors. Accordingly, we depend on these add-in card manufacturers to assist us in promoting market acceptance of our products. The board manufacturers that purchase our products are generally not committed to making future purchases of our products and, therefore, could discontinue incorporating our products into their graphics boards in favor of a competitor's product, or for any other reason.

     In addition, our distributors are given limited rights to return products purchased by them, and we provide our distributors with price protection, which allows our customers to receive a price adjustment on existing inventory when our published price is reduced. We have not historically incurred significant price protection charges, but may do so in the future.

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

We Rely on Intellectual Property and Other Proprietary Information That May Not be Adequately Protected and That May be Expensive to Protect

     The industry in which we compete is characterized by vigorous protection and pursuit of intellectual property rights. We rely primarily on a combination of patent, trademark, copyright and trade secret laws, employee and third-party nondisclosure agreements and licensing arrangements to protect our intellectual property. If these efforts are not sufficient, our business may suffer from the piracy of our technology and the associated loss of sales. Also, the protection provided to our proprietary technology by the laws of foreign jurisdictions, many of which offer less protection than the United States, may not be sufficient to protect our technology. It is common in the personal computer industry for companies to assert intellectual property infringement claims against other companies. Therefore, our products may also become the target of infringement claims. These infringement claims or any future ones could cause us to spend significant time and money to defend our products, redesign our products or develop or license a substitute technology. We may be unsuccessful in acquiring or developing substitute technology and any required license may be unavailable on commercially reasonable terms, if at all. In addition, an adverse result in litigation could require us to pay substantial damages, cease the manufacture, use, sale, offer for sale and importation of infringing products, or discontinue the use of certain processes. Any of those events could materially harm our business. Litigation by or against us could result in significant expense to us and could divert the efforts of our technical and management personnel, regardless of the outcome of such litigation. For example, in October 1995, Brooktree alleged that some of our products infringed a Brooktree patent. Defending the resulting lawsuit caused us to incur substantial expense and diverted the efforts of our technical and management personnel. In a settlement of that suit, we agreed to pay to Brooktree a license fee and royalties relating to certain product revenues over a five-year period. However, even if claims do not have merit, we may be required to dedicate significant management time and expense to defending ourselves if we are directly sued, or assisting our customers in their defense of these or other infringement claims pursuant to indemnity agreements. This could have a negative effect on our financial results.

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

We Have Significant Exposure to International Markets

     Export sales accounted for 82% and 93% of our net sales for the three months ended June 30, 1999 and 1998, respectively. Export sales accounted for 90% and 86% of our net sales for the six months ended June 30, 1999 and 1998, respectively. We expect that export sales will continue to represent a significant portion of net sales, although there can be no assurance that export sales, as a percentage of net sales, will remain at current levels. In addition, a substantial proportion of our products are manufactured, assembled and tested by independent third parties in Asia. As a result, we are subject to the risks of conducting business internationally, including:

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

     -    potentially adverse tax treatment;

     -    the burdens of complying with a variety of foreign laws; and

     -    year 2000 computer malfunctions.

     We have experienced an adverse impact associated with the economic downturn in Asia that contributed to our decrease in net sales in 1998. In addition, our international operations are subject to general geopolitical risks, such as political and economic instability and changes in diplomatic and trade relationships. Our foundries, TSMC and USC, are located in Taiwan. The People's Republic of China and Taiwan have in the past experienced and are currently experiencing strained relations, and a worsening of relations or the development of hostilities between the two could have a material adverse effect on us. Finally, the laws of certain foreign countries may not protect our intellectual property rights to the same extent as do the laws of the United States.

We Have a Significant Level of Debt

     As a result of the sale by us of $103,500,000 aggregate principal amount of convertible subordinated notes in September 1996, our ratio of long-term debt to total capitalization has increased, and at June 30, 1999 was 41.2%. The increase in this ratio is the result of the decrease in our total capitalization as the result of our net loss for the six months ended June 30, 1999 and the extension of the note payable to TSMC. The degree to which we are leveraged could adversely affect our ability to obtain additional financing for working capital or other purposes and could make us more vulnerable to economic downturns and competitive pressures. Our significant leverage could also adversely affect our liquidity, as a substantial portion of available cash from operations may have to be applied to meet debt service requirements. In the event of a cash shortfall, we could be forced to reduce other expenditures to be able to meet such debt service requirements. See "Selected Consolidated Financial Data," and "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

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

     - announcements of design wins, technological innovations, acquisitions, investments or business alliances by us or our competitors; and

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

     In the past, following periods of volatility in the market price of a particular company's securities, securities class action litigation has often been brought. This litigation could result in substantial costs and a diversion of our management's attention and resources. Litigation was brought against us in 1994, and we are currently involved in additional such securities class action litigation. See "Part II - Item 1. Legal Proceedings."

We Are Party to Legal Proceedings Alleging Securities Violations that Could Have a Negative Financial Impact on Us

     Since November 1997, a number of complaints have been filed in federal and state courts seeking an unspecified amount of damages on behalf of an alleged class of persons who purchased shares of our common stock at various times between April 18, 1996 and November 3, 1997, referred to as the "class period." The complaints name us as defendant as well as some of our officers and former officers and some of our directors, asserting that we and they violated federal and state securities laws by misrepresenting and failing to disclose certain information about our business during the class period. In addition, stockholders have filed derivative actions in the state courts of California and Delaware seeking recovery on our behalf, alleging, among other things, breach of fiduciary duties by the individual defendants. Discovery is currently proceeding. While our management intends to defend the actions against us vigorously, there can be no assurance that an adverse result or settlement with regard to these lawsuits would not have a material adverse effect on our financial condition or results of operations.

     We have also received from the United States Securities and Exchange Commission a request for information relating to our financial restatement announcement in November 1997. We have responded and intend to continue to respond to SEC requests.


Item 3. Quantitative and Qualitative Disclosures About Market Risk.

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

     Principal (Notional) Amounts Maturing in 1999 in U.S. Dollars:

                                         FAIR VALUE AT
                                         JUNE 30, 1999
                                      ----------------------
                                         (IN THOUSANDS,
                                      EXCEPT INTEREST RATES)

Cash and equivalents ..................  $    36,628
Weighted average interest rate ........        4.34%
Short-term investments ................  $    94,795
Weighted average interest rate ........        5.35%
Total portfolio .......................  $   131,423
Weighted average interest rate ........        5.07%

CONVERTIBLE SUBORDINATED NOTES

     In September 1996, the Company completed a private placement of $103.5 million aggregate principal amount of convertible subordinated notes. The notes mature in 2003. Interest is payable semi-annually at 5 3/4% per annum. The notes are convertible at the option of the note holders into the Company's common stock at an initial conversion price of $19.22 per share, subject to adjustment. Beginning in October 1999, the notes are redeemable at the option of the Company at an initial redemption price of 102% of the principal amount. The fair value of the convertible subordinated notes at June 30, 1999 was approximately $ 84.2 million.

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

     The effect of foreign exchange rate fluctuations on the Company's financial statements for the three and six months ended June 30, 1999 and 1998 was not material. Since foreign currency exposure increases as intercompany receivables grow, from time to time the Company uses foreign exchange forward contracts as a means for hedging these balances. As of June 30, 1999, the Company had no forward exchange contracts.


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

        On August 4, 1999, two alleged stockholders of Diamond filed a lawsuit, captioned STRUM v. SCHROEDER, et al., No. CV783708, in the Superior Court of the State of California for the County of Santa Clara. Plaintiffs, on behalf of themselves and a class of all Diamond stockholders similarly situated whom they purportedly represent, challenge the terms of the proposed merger between S3 and Diamond. The complaint names as defendants Diamond, the directors of Diamond and S3. The complaint alleges generally that Diamond's directors breached their fiduciary duties to stockholders of Diamond and seeks an injunction against the merger, or, in the alternative, rescission and the recovery of unspecified damages, fees and expenses. S3 believes that it has meritorious defenses to the lawsuit and intends to defend itself vigorously.

        There have been no other material developments in the Company's legal proceedings since the disclosure of such legal proceedings set forth in the Company's Form 10-K for the fiscal year ended December 31, 1998 as filed with the Securities and Exchange Commission on March 26, 1999.

Item 4.  Submission of Matters to a Vote of Security Holders

(a)  The Annual Meeting of Stockholders was held May 17, 1999.

(b) The matters voted upon at the meeting and results of the voting with respect to those matters were as follows:

     (1)  Election of Directors

                                                    Votes For              Withheld
                                                    ---------              --------
                     Kenneth F. Potashner           48,146,761             407,274
                     Terry N. Holdt                 48,127,059             426,976
                     John C. Colligan               48,137,197             416,838
                     Robert P. Lee                  48,123,700             430,335
                     Carmelo J. Santoro             48,117,597             436,438
                     Ronald T. Yara                 48,131,197             422,838

     (2) Ratification of Ernst & Young LLP as the Company's independent auditors

                     Votes For              Against            Abstain
                     ---------              -------            -------
                     48,052,699             235,525            265,811

     (3) Amendment to the S3 Incorporated 1989 Stock Plan

                      Votes For              Against              Abstain
                      ---------              -------              -------
                      10,750,946             9,838,025            260,670

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

 2.1 Agreement and Plan of Merger, dated June 21, 1999, between S3 Incorporated and Diamond Multimedia Systems, Inc. (Incorporated by reference to Exhibit 2.1 of the Company's Current Report on Form 8-K dated June 25, 1999)

27.1 Financial Data Schedule (filed only with the electronic submission of Form 10-Q in accordance with the EDGAR requirements)

(b) Reports on Form 8-K:

The following report on Form 8-K was filed by the Company during the three months ended June 30, 1999:

      On June 25, 1999, the Company filed a Current Report on Form 8-K with the Securities and Exchange Commission that disclosed that the Company had entered into an Agreement and Plan of Merger, dated June 21, 1999 with Diamond Multimedia Systems, Inc. ("Diamond"). As a result of the merger, Diamond will become a wholly-owned subsidiary of the Company. The closing of the merger is subject to certain conditions. That Form 8-K also disclosed that the Company and Diamond entered into a Credit Agreement dated as of June 10, 1999, and amended on June 14, 1999, pursuant to which the Company agreed to make three separate loans to Diamond in amounts not exceeding $20.0 million in the aggregate. In connection with the loans, Diamond issued to the company three warrants to purchase an aggregate of 4,597,871 shares of Diamond Common Stock at exercise prices ranging from $4.18 to $4.471875 per share.

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

                                 August 13, 1999

                                INDEX TO EXHIBITS

  EXHIBIT
   NUMBER              DESCRIPTION OF DOCUMENT
  ------               -----------------------

      2.1       Agreement and Plan of Merger, dated June 21, 1999, between S3
                Incorporated and Diamond Multimedia Systems, Inc. (Incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K dated June 25, 1999)

      27.1      Financial Data Schedule
