Form 10-Q
period 1999-09-30
S3 INC
filed 1999-11-15
CIK 850519

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

  (Mark One)

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarter ended September 30, 1999 OR

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                         Commission file number 0-21126

                                 S3 INCORPORATED
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                DELAWARE                               77-0204341
 ----------------------------------------          -------------------
      (State or other jurisdiction                  (I.R.S. Employer
    of incorporation or organization)              Identification No.)

     2841 Mission College Boulevard
         Santa Clara, California                       95052-8058
 ----------------------------------------          -------------------
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

                                 Yes [X] No [ ]

The number of shares of the Registrant's Common Stock, $.0001 par value, outstanding at November 1, 1999 was 76,108,507.

                               S3 INCORPORATED
                                  FORM 10-Q


                                    INDEX

                                                                                      PAGE
                                                                                 --------------
PART I.     CONDENSED CONSOLIDATED FINANCIAL INFORMATION

Item 1.     Condensed Consolidated Financial Statements:

            Condensed Consolidated Balance Sheets
            September 30, 1999 and December 31, 1998                                   3

            Condensed Consolidated Statements of Operations
            Three months ended and nine months ended
            September 30, 1999 and 1998                                                4

            Condensed Consolidated Statements of Cash Flows
             Nine months ended September 30, 1999 and 1998                             5

            Notes to Unaudited Condensed Consolidated Financial Statements            6-13


Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations                            14-34

Item 3.     Quantitative and Qualitative Disclosures About Market Risk               34-35

PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings                                                          35

Item 2.     Changes in Securities                                                      35

Item 3.     Defaults Upon Senior Securities                                      Not Applicable

Item 4.     Submission of Matters to a Vote of Security Holders                        36

Item 5.     Other Information                                                    Not Applicable

Item 6.     Exhibits and Reports on Form 8-K                                         36-37

Signatures                                                                             38

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

                                 S3 INCORPORATED
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 (In thousands, except share and per share data)


                                                            SEPTEMBER 30,    DECEMBER 31,
                                                                1999            1998
                                                            -------------    ------------
                                   (Unaudited)
                          ASSETS
Current assets:
   Cash and cash equivalents                                  $  72,796       $  31,022
   Short-term investments                                        74,656          88,553
   Accounts receivable (net of allowances
     of $16,438 in 1999 and $6,525 in 1998)                      95,227          23,864
   Inventories                                                   73,728          11,383
   Prepaid taxes                                                     --          20,203
   Prepaid expenses and other                                    48,030          22,153
                                                              ---------       ---------
               Total current assets                             364,437         197,178

Property and equipment, net                                      39,383          22,392
Investment in joint venture                                      91,056          88,056
Goodwill and other acquisition related intangibles              223,377              --
Other assets                                                     14,438          18,175
                                                              ---------       ---------
               Total                                          $ 732,691       $ 325,801
                                                              =========       =========
           LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                           $ 134,145       $  16,315
   Notes payable                                                 62,738          14,400
   Accrued liabilities                                           43,872          12,314
   Deferred revenue                                               9,996           1,905
                                                              ---------       ---------
               Total current liabilities                        250,751          44,934

Other liabilities                                                18,602          13,837
Convertible subordinated notes                                  103,500         103,500

Stockholders' equity:
   Common stock, $.0001 par value;
    175,000,000 and 70,000,000 shares authorized in 1999
      and 1998;
    75,525,939 and 51,716,171 shares outstanding in 1999
       and 1998                                                 413,486         191,647
   Accumulated other comprehensive loss                         (16,409)        (14,755)
   Accumulated deficit                                          (37,239)        (13,362)
                                                              ---------       ---------
               Total stockholders' equity                       359,838         163,530
                                                              ---------       ---------
               Total                                          $ 732,691       $ 325,801
                                                              =========       =========

                See accompanying notes to the unaudited condensed
                       consolidated financial statements.

                               S3 INCORPORATED
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   (In thousands, except per share amounts)
                                 (Unaudited)


                                                     THREE MONTHS ENDED            NINE MONTHS ENDED
                                                         SEPTEMBER 30,                SEPTEMBER 30,
                                                  -------------------------     -------------------------
                                                     1999           1998           1999           1998
                                                  ----------     ----------     ----------     ----------
Net sales                                         $   70,484     $   47,286     $  172,037     $  183,092

Cost of sales                                         54,796         55,206        129,545        168,842
                                                  ----------     ----------     ----------     ----------
Gross margin                                          15,688         (7,920)        42,492         14,250

Operating expenses:
    Research and development                          17,075         19,752         52,562         60,119
    Selling, marketing and administrative              9,401         10,024         25,732         33,161
    Other operating expense                            6,700          6,109          6,700         14,109
    Amortization of goodwill and intangibles             895             --            895             --
                                                  ----------     ----------     ----------     ----------
               Total operating expenses               34,071         35,885         85,889        107,389
                                                  ----------     ----------     ----------     ----------
Loss from operations                                 (18,383)       (43,805)       (43,397)       (93,139)

Gain on sale of shares of joint venture                7,466             --         14,673         26,561
Other income (expense), net                             (181)           127            258         (4,057)
                                                  ----------     ----------     ----------     ----------

Loss before income taxes and equity
     in income of joint venture                      (11,098)       (43,678)       (28,465)       (70,635)
Benefit for income taxes                                  --             --             --        (11,956)
                                                  ----------     ----------     ----------     ----------
Loss before equity in income of joint venture        (11,098)       (43,678)       (28,465)       (58,679)
Equity in income of joint venture (net of tax)            --          8,277          4,588         15,766
                                                  ----------     ----------     ----------     ----------
Net loss                                          $  (11,098)    $  (35,401)    $  (23,877)    $  (42,913)
                                                  ==========     ==========     ==========     ==========
Per share amounts:
    Basic                                         $    (0.20)    $    (0.69)    $    (0.45)    $    (0.84)
    Diluted                                       $    (0.20)    $    (0.69)    $    (0.45)    $    (0.84)

Shares used in computing per share amounts:
    Basic                                             55,419         51,174         53,284         50,920
    Diluted                                           55,419         51,174         53,284         50,920

                See accompanying notes to the unaudited condensed
                       consolidated financial statements.

                                 S3 INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                  NINE MONTHS ENDED
                                                                    SEPTEMBER 30,
                                                               ---------------------
                                                                 1999         1998
                                                               --------     --------
Operating activities:
  Net loss                                                     $(23,877)    $(42,913)
  Adjustments to reconcile net loss to net
    cash provided by (used for) operating activities:
    Deferred income taxes                                            81        8,846
    Depreciation                                                 13,315       18,476
    Amortization of goodwill and intangibles                        895           --
    Loss on disposals of property and equipment                      --        8,072
    Write-off of acquired in-process research & development       6,700           --
    Write-off of acquired technologies                               --        8,000
    Gain on sale of shares of joint venture                     (14,673)     (26,561)
    Equity in income of joint venture                            (4,588)     (15,805)
  Changes in assets and liabilities:
            Accounts receivable                                 (16,177)      35,877
            Inventories                                          (7,362)      38,005
            Prepaid taxes / Income taxes payable                 20,066      (12,665)
            Prepaid expenses and other                            1,581        1,115
            Accounts payable                                     20,396      (13,490)
            Accrued liabilities and other                        12,561       (4,161)
            Restructuring reserve                                    --         (391)
            Deferred revenue                                       (147)     (10,849)
                                                               --------     --------
  Net cash used for operating activities                          8,771       (8,444)
                                                               --------     --------
Investing activities:
  Property and equipment purchases, net                          (5,491)      (3,970)
  Sale of shares of joint venture                                14,673       68,025
  Sale (purchase) of short-term investments, net                 22,219      (46,379)
  Sale of investment in real estate partnership                   7,812           --
  Acquisition of Diamond Multimedia, net of cash acquired       (22,114)          --
  Acquisition of OneStep, LLC                                   (10,869)          --
  Other assets                                                   (1,378)       5,212
  Purchase of technology                                             --      (40,000)
                                                               --------     --------
  Net cash provided by (used for) investing activities            4,852      (17,112)
                                                               --------     --------
Financing activities:
  Sale of common stock, net                                      36,925        3,020
  Sale of warrant                                                   990           --
  Repayments of equipment financing                                  --       (3,169)
  Repayments of notes payable                                    (9,764)     (10,000)
                                                               --------     --------
  Net cash provided by (used for) financing activities           28,151      (10,149)
                                                               --------     --------
Net increase (decrease) in cash and equivalents                  41,774      (35,705)
Cash and cash equivalents at beginning of period                 31,022       90,484
                                                               --------     --------
Cash and cash equivalents at end of period                     $ 72,796     $ 54,779
                                                               ========     ========

                See accompanying notes to the unaudited condensed
                       consolidated financial statements.

                               S3 INCORPORATED
        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

   The condensed consolidated financial statements have been prepared by S3 Incorporated, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and include the accounts of S3 Incorporated and its wholly-owned subsidiaries ("S3" or collectively the "Company"). All significant inter-company balances and transactions have been eliminated. Investments in entities in which the Company does not have control, but has the ability to exercise significant influence over operating and financial policies are accounted for by the equity method. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company, the financial statements reflect all adjustments, consisting only of normal recurring adjustments with the exception of the in-process research and development charge discussed in Note 2, necessary for a fair presentation of the financial position at September 30, 1999 and December 31, 1998, and the operating results and cash flows for the nine months ended September 30, 1999 and 1998. These financial statements and notes should be read in conjunction with the Company's audited financial statements and notes thereto for the year ended December 31, 1998, included in the Company's Form 10-K filed with the Securities and Exchange Commission.

   On September 24, 1999, the Company completed the acquisition of all of the outstanding common stock of Diamond Multimedia Systems, Inc. ("Diamond"). The transaction was accounted for as a purchase and, accordingly, the results of operations of Diamond and the estimated fair value of assets acquired and liabilities assumed were included in the Company's condensed consolidated financial statements as of September 24, 1999, the effective date of the purchase, through the end of the period. The acquisition of Diamond is discussed further in Note 2.

   The results of operations for the three and nine months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the future quarters or the year ending December 31, 1999. Certain reclassifications of 1998 amounts were made in order to conform to the 1999 presentation.

   This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. In particular, the assumptions set forth in
Note 2 and the Management Discussion and Analysis section of this Quarterly Report on Form 10-Q regarding revenue growth, gross margin increases, cost decreases and cost of capital which underlie the Company's calculation of the in-process research and development expenses contain forward-looking statements and are qualified by the risks detailed in "Factors That May Affect Our Results" and other risks detailed in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 and its Quarterly Reports on Form 10-Q for the quarters ended March 31, 1999 and June 30, 1999 and other reports filed by S3 with the Securities and Exchange Commission from time to time. Actual results could differ materially from those projected in these forward-looking statements as a result of the risks described above as well as other risks set forth in S3's periodic reports both previously and hereafter filed with the Securities and Exchange Commission.

2. Merger Agreement

   On September 24, 1999 the Company completed its merger with Diamond, pursuant to the Agreement and Plan of Merger, dated as of June 21, 1999 (the "Merger Agreement"), as amended, by and among the Company, Diamond and Denmark Acquisition Sub, Inc., a Delaware corporation ("Denmark"). Following consummation of the merger, Diamond became a wholly-owned subsidiary of the Company. The merger is accounted for under the purchase method of accounting.

   Pursuant to the Merger Agreement, each share of Diamond common stock was converted into the right to receive 0.52 shares of the Company's common stock. No fractional shares of the Company's common stock were issued and in lieu thereof and former Diamond stockholders otherwise entitled to a fractional share received a cash payment equal to such fraction of a share multiplied by $9.5625, the closing price of the Company's common stock on the Nasdaq National Market on the effective date of the merger. In addition, pursuant to the Merger Agreement, each option and right to acquire Diamond common stock granted under Diamond's stock-based incentive plans outstanding immediately prior to the effective time of the merger was converted into an option to purchase Company common stock and the Company assumed each such option or right in accordance with the terms of the Diamond stock-based incentive plan by which it is evidenced. Approximately 18.7 million common shares of S3 stock were issued to Diamond shareholders and approximately 1.3 million options were assumed.

   The purchase price of $216.7 million includes $172.2 million of stock issued at fair value (fair value being determined as the average price of the S3 stock for a period three days before and after the announcement of the merger), $11.7 million in Diamond stock option costs (being determined under both the Black-Sholes formula and in accordance with the Merger Agreement), cash paid to Diamond of $20.0 million and $12.8 million in estimated expenses of the transaction. The purchase price was allocated as follows: $(0.9) million to the estimated fair value of Diamond net tangible assets purchased (as of September 24, 1999), $6.7 million to purchased in-process research and development, $13.9 million to purchased existing technology, $15.1 million to tradenames, $5.9 million to workforce-in-place, $12.5 million to Diamond distribution channel relationships and $163.5 million to goodwill. Goodwill is recorded as a result of consideration paid in excess of the fair value of net tangible and intangible assets acquired. Goodwill and identified acquisition related intangible assets are amortized on a straight-line basis over the periods indicated below. The allocation of the purchase price to intangibles was based upon management's estimates. The purchase price and the related allocation is subject to further refinement and change over the next year.

    Management is in the final process of completing its integration plans related to Diamond. The integration plans include initiatives to combine the operations of Diamond and S3 and consolidate duplicative operations. Areas where management estimates may be revised primarily relate to employee severance and relocation costs and other exit costs. Adjustments to accrued integration costs related to Diamond will be recorded as adjustments to the fair value of net assets in the purchase price allocation. Accrued integration charges included $3.1 million related to involuntary employee separation and relocation benefits for employees and $1.5 million in other exit costs primarily relating to the closing or consolidation of facilities and the termination of certain contractual relationships. The accruals recorded related to the integration of Diamond are based upon management's current estimate of integration costs.

   The intangible assets and goodwill acquired have estimated useful lives and estimated first year amortization, as follows:

                                                                              CALCULATED
                                                               ESTIMATED      FIRST YEAR
                                                  AMOUNT      USEFUL LIFE    AMORTIZATION
                                               ------------   -----------    ------------
Purchased existing technology                  $ 13,900,000    2-5 years     $ 4,128,333
Tradenames                                       15,100,000     7 years        2,157,143
Workforce-in-place                                5,900,000     4 years        1,475,000
Diamond distribution channel relationships       12,500,000     5 years        2,500,000
Goodwill                                        163,503,000     5 years       32,700,600

   The value assigned to purchased in-process research and development ("IPR&D") was determined by identifying research projects in areas for which technological feasibility had not been established. The value was determined by estimating the expected cash flows from the projects once commercially viable, discounting the net cash flows back to their present value and then applying a percentage of completion to the calculated value as defined below.

   The net cash flows from the identified projects are based on our estimates of revenues, cost of sales, research and development costs, selling, general and administrative costs, royalty costs and income taxes from those projects. These estimates are based on the assumptions mentioned below. The research and development costs included in the model reflect costs to sustain projects, but exclude costs to bring in-process projects to technological feasibility.

   The estimated revenues are based on management projections of each in-process project and the business projections were compared and found to be in line with industry analysts' forecasts of growth in substantially all of the relevant markets. Estimated total revenues from the IPR&D product areas are expected to peak in the year 2000 and decline over the following two years as other new products are expected to become available. These projections are based on our estimates of market size and growth, expected trends in technology and the nature and expected timing of new project introductions by our competitors and us.

   Projected gross margins approximate Diamond's recent historical performance and are in line with comparable industry margins. The estimated selling, general and administrative costs are consistent with Diamond's historical cost structure, which is in line with industry averages. Research and development costs are consistent with Diamond's historical cost structure.

   The discount rate used in discounting the net cash flows from IPR&D ranged from 25% to 35%. Relatively high discount rates were used to reflect the inherent uncertainties surrounding the successful development of the IPR&D, market acceptance of the technology, the useful life of such technology and the uncertainty of technological advances which could potentially impact the estimates described above.

   The percentage of completion for each project was determined using costs incurred to date on each project as compared to the remaining research and development to be completed to bring each project to technological feasibility. The percentage of completion varied by individual project ranging from 20% to 60%.

   If the projects discussed above are not successfully developed, the sales and profitability of the combined company may be adversely affected in future periods.

Pro forma results

   The following unaudited pro forma summary is provided for illustrative purposes only and is not necessarily indicative of the consolidated results of operations for future periods or that actually would have been realized had the Company and Diamond been a consolidated entity during the periods presented. The summary combines the results of operations as if Diamond had been acquired as of the beginning of the periods presented.

   The summary includes the impact of certain adjustments such as goodwill amortization, changes in amortization, intercompany sales transactions, changes in interest expense related to intercompany loans and changes in deferred tax assets and liabilities. Additionally, in-process research and development of $6.7 million discussed above has been excluded from the periods presented due to its non-recurring nature.

                                              NINE MONTHS ENDED     NINE MONTHS ENDED
                                             SEPTEMBER 30, 1999    SEPTEMBER 30, 1998
                                             ------------------    ------------------
                                                    (IN THOUSANDS, EXCEPT
                                                       PER SHARE AMOUNTS)
Net sales                                         $ 491,232             $ 659,848
Net loss                                          $(131,183)            $(114,044)
Net loss per share (basic and diluted)            $   (1.84)            $   (1.64)

   On a combined basis, there were no material transactions between the Company and Diamond during the periods presented except for sales of product by the Company to Diamond which have been eliminated.

3. Inventories

   Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market. Inventories consisted of:

                                                  SEPTEMBER 30,        DECEMBER 31,
                                                      1999                 1998
                                                  -------------        ------------
                                                            (IN THOUSANDS)
INVENTORIES CONSIST OF:
Raw materials                                       $24,117              $    --
Work in process                                      16,068                6,340
Finished goods                                       33,543                5,043
                                                    -------              -------
   Total                                            $73,728              $11,383
                                                    =======              =======

4. Investments

Investment in USC

   During 1995, the Company entered into two long-term manufacturing capacity arrangements. The Company entered into an agreement with United Microelectronics Corporation ("UMC") and Alliance Semiconductor Corporation to form United Semiconductor Corporation ("USC"), a separate Taiwanese company, for the purpose of building and managing a semiconductor manufacturing facility in Taiwan, Republic of China. The Company invested a total of $89.4 million for its equity interest of 23.75%. On December 31, 1998, the Company entered into an agreement with UMC to sell to UMC 80 million shares of stock of USC for a purchase price of 2.4 billion New Taiwan dollars. The Company received the purchase price (approximately $68.0 million in cash) in January 1998 upon closing. As a result of the January 1998 sale to UMC, S3's percentage ownership in USC decreased to 15.75%. The Company has the right to purchase up to 31.25% of the output from the foundry.

    In June of 1999, the Company announced that it would receive $42.0 million for a patent license and release of contingencies on the previous USC stock sale from UMC. Payments will be received over five fiscal quarters beginning in the quarter ended June 30, 1999. Under the terms of the agreement, S3 will license UMC 29 patents covering multimedia products and integrated circuit manufacturing technology for use in products manufactured by UMC. In addition, the Company agreed to release UMC from contingencies associated with the sale of 80 million shares of stock of USC in January 1998. The Company agreed to waive rights to its USC board seat and determined that it no longer could exercise significant influence over the financial and operating decisions of USC. Accordingly, in June 1999 the Company ceased accounting for its investment in USC using the equity method of accounting.

   In June, 1999 UMC announced that it would provide one share of UMC for every share of USC stock. The expected transaction was a result of UMC's foundry consolidation plans whereby USC, United Integrated Circuits Corporation ("UICC"), United Silicon Incorporated ("USIC") and UTEK Semiconductor Corporation ("UTEK"), will be merged into UMC.

   As the Company currently owns 252 million shares of USC, this will result in the transfer of 252 million UMC shares of stock to the Company. The transaction was approved by UMC shareholders at the end of July 1999. The final share transfer is expected to occur in January 2000.

Interest in Partnership

   In 1995, the Company entered into a limited partnership arrangement (the "partnership") with a developer to obtain a ground lease and develop and operate the Company's current Santa Clara facilities. The Company invested $2.1 million for a 50% limited partnership interest. On June 29, 1999, the Company entered into an agreement to assign to the general partner the Company's entire interest in the partnership for $7.8 million. The gain on the assignment of the Company's partnership interest is being recognized over the term of the facilities lease, which expires in 2008.

Investment in OneStep, LLC

   In July 1999, the Company acquired OneStep, LLC, a software development company that supplies the Rio Audio Manager to RioPort.com, Inc. for $10.9 million in cash, $10.9 million has been preliminarily allocated to goodwill and other acquisition related intangibles which will be amortized over five years. The Rio Audio Manager is designed to allow audio enthusiasts to easily acquire, create, organize and playback music or spoken audio programming in one simple application. See Note 10.

5. Notes payable

   In 1995 the Company expanded and formalized its relationship with Taiwan Semiconductor Manufacturing Company ("TSMC") to provide additional capacity over the 1996 to 2000 timeframe. The agreement with TSMC requires the Company to make certain annual advance payments to be applied against the following year's capacity. The Company has signed promissory notes to secure these payments over the term of the agreement. At September 30, 1999, the remaining advance payments totaled $14.3 million and the corresponding promissory notes totaled $9.6 million. During the second quarter of 1999, the Company and TSMC agreed to extend the term of the agreement. Accordingly, the Company and TSMC agreed to extend the capacity term of the agreement two years to 2002. The corresponding notes payable were extended with the final payment due in 2001.

   At September 30, 1999, the Company has a $50.0 million domestic bank facility permitting borrowings at the prime rate. This bank facility expires January 2001. The covenants covering this debt agreement pertain to minimum levels of collateral coverage and tangible net worth, quarterly profitability and minimum levels of liquidity. As of September 30, 1999, the Company was in default with its loan covenants regarding liquidity. The Company obtained waivers for this violation as of March 31, 1999 and June 30, 1999 and is seeking to obtain waivers for this violation as of September 30, 1999. Additionally, the Company has credit facilities under foreign lines of credit. The Company has a foreign line of credit of 10 million DeutscheMarks (approximately $5.5 million at

September 30, 1999). The Company also has a foreign line of credit of 400,000 Great British Pounds (approximately $700K at September 30, 1999). Borrowings were $53.1 million under these facilities at September 30, 1999.

   The Company has various capital lease obligations payable through 2000.

6. Other Operating Expenses

   The Company recorded a non-recurring charge of $6.7 million related to the purchase of Diamond on September 24, 1999. This was determined through valuation techniques generally used by appraisers in the high-technology industry and was immediately expensed in the period of acquisition because technological feasibility had not been established and no alternative use had been identified. The charge is discussed in more detail in Note 2 to the Unaudited Condensed Consolidated Financial Statements contained herein.

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

   The Company wrote-off $8.0 million of the acquired technologies in the first quarter of 1998 that were not realizable based on estimated cash flows from the sale of products currently sold by the Company. The remaining $32.0 million intangible asset was being amortized to cost of sales based on the estimated lives of the currently utilized core technologies, which was generally five years until the fourth quarter of 1998. During the fourth quarter of 1998, management reevaluated the carrying value of the intangible assets recorded in connection with the technology exchange with Cirrus Logic, Inc. and related to the patents obtained from Brooktree Corporation ("Brooktree"), as well as other long-lived assets, including property and equipment. This revaluation was necessitated by management determination based on recent results of operations and that the future expected sales and cash flows for the Company's operations would be substantially lower than had been previously expected by management. Expected undiscounted future cash flows were not sufficient to recover the carrying value of such assets. Accordingly, an impairment loss of $27.2 million was recognized for write-downs of a substantial portion of the intangible assets in the fourth quarter of 1998. The estimated fair value of the intangible assets was based on management's best estimate of the patent portfolio based on a comparison to other graphics technology portfolios in the marketplace. Due to technological changes in the graphics marketplace, the Company concluded it should accelerate its amortization of its remaining patent portfolio, of approximately $4.0 million, over the current estimated life of the currently utilized core technologies, which is two years.

   In July 1998, the Company implemented a restructuring plan in order to align resources with a new business model and to lower the Company's overall cost structure. In connection with the restructuring, the Company reduced its headcount and consolidated facilities. Restructuring expense of $6.1 million was recognized in the third quarter of 1998. As of June 30, 1999, all severance packages have been paid and there is no remaining balance in the restructuring reserve.

7. Earnings (Loss) Per Share

   Basic earnings (loss) per share (EPS) is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Weighted average number of common shares outstanding for the three and nine months ended September 30, 1999 include 18.7 million shares issued to Diamond shareholders from the date of acquisition, (September 24, 1999) to the end of the period. Diluted EPS reflects the potential dilution that would occur from any instrument or options which could result in additional common shares being issued.

   When computing earnings (loss) per share, the Company includes only potential common shares that are dilutive. Exercise of options, and conversion of convertible debt in the nine months ended September 30, 1999 and in the three and nine months ended September 30, 1998 are not assumed because the result would have been anti-dilutive. The warrant exercise during the nine months ended September 30, 1999 is not assumed because the result would have been anti-dilutive.

   The following table sets forth the computation of basic and diluted earnings
(loss) per share:

                                                THREE MONTHS ENDED         NINE MONTHS ENDED
                                                   SEPTEMBER 30,             SEPTEMBER 30,
                                              ---------------------     ---------------------
                                                1999         1998         1999         1998
                                              --------     --------     --------     --------
                                                  (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
NUMERATOR
   Net loss
      Basic                                   $(11,098)    $(35,401)    $(23,877)    $(42,913)
                                              --------     --------     --------     --------
      Diluted                                 $(11,098)    $(35,401)    $(23,877)    $(42,913)
                                              ========     ========     ========     ========
DENOMINATOR
    Denominator for basic loss per share        55,419       51,174       53,284       50,920
    Common stock equivalents                        --           --           --           --
                                              --------     --------     --------     --------
    Denominator for diluted loss per share      55,419       51,174       53,284       50,920
                                              ========     ========     ========     ========
Basic loss per share                          $  (0.20)    $  (0.69)    $  (0.45)    $  (0.84)
Diluted loss per share                        $  (0.20)    $  (0.69)    $  (0.45)    $  (0.84)

8. Comprehensive Income

   Under SFAS No. 130, "Reporting Comprehensive Income" ("SFAS 130") unrealized gains or losses on the Company's available-for-sale securities and foreign currency translation adjustments are to be included in other comprehensive loss. Prior year financial statements have been reclassified to conform to the requirements of SFAS 130.

   The following are the components of accumulated other comprehensive loss, net of tax:

                                                    SEPTEMBER 30,     DECEMBER 31,
                                                        1999             1998
                                                    -------------     ------------
                                                            (IN THOUSANDS)

Unrealized loss on investments                        $ (2,431)        $ (2,329)
Foreign currency translation adjustments               (13,978)         (12,426)
                                                      --------         --------
Accumulated other comprehensive loss                  $(16,409)        $(14,755)
                                                      ========         ========

   The following schedule of other comprehensive income (loss) shows the gross current-period gain and the reclassification adjustment:

                                                               THREE MONTHS ENDED         NINE MONTHS ENDED
                                                                  SEPTEMBER 30,             SEPTEMBER 30,
                                                              --------------------      ----------------------
                                                               1999         1998          1999          1998
                                                              ------      --------      --------      --------
                                                                              (IN THOUSANDS)
Unrealized gain (loss) on investments:
  Unrealized gain (loss) on available-for-sale securities     $  392      $ (2,198)     $   (158)     $ (4,616)
  Less: reclassification adjustment for (gain)
     loss realized in net income                                 (11)            7            56           (25)
                                                              ------      --------      --------      --------
Net unrealized gain (loss) on investments                        381        (2,191)         (102)       (4,641)
Foreign currency translation adjustments                          26           189        (1,552)        1,988
                                                              ------      --------      --------      --------
Other comprehensive income (loss)                             $  407      $ (2,002)     $ (1,654)     $ (2,653)
                                                              ======      ========      ========      ========

9. Contingencies

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

    The Company is also defending actions involving Diamond, which was acquired in September 1999. Diamond has been named as a defendant in several putative class action lawsuits which were filed in June and July of 1996 and June 1997 in the California Superior Court for Santa Clara County and the U.S. District Court for the Northern District of California. Certain executive officers and directors of Diamond are also named as defendants. The plaintiffs purport to represent a class of all persons who purchased Diamond's Common Stock between October 18, 1995 and June 20, 1996 (the "Class Period"). The complaints allege claims under the federal securities law and California law. The plaintiffs allege that Diamond and the other defendants made various material misrepresentations and omissions during the Class Period. The complaints do not specify the amount of damages sought. No trial date has been set for any of these actions. While management intends to defend these actions against Diamond vigorously, there can be no assurance that an adverse result or settlement with regards to these lawsuits would not have a material adverse effect on the Company's financial condition or results of operations.

   On August 4, 1999, a purported class action complaint was filed against the Company, Diamond and the members of Diamond's Board of Directors. The complaint purports to be brought on behalf of all the stockholders of Diamond. The complaint arises out of the merger of Diamond with S3. The complaint alleges that Diamond and the members of the Board of Directors breached their fiduciary duties to the stockholders by failing to obtain reasonable consideration for Diamond's stockholders in the S3 transaction. The complaint seeks an injunction against the transaction, rescission of the transaction, compensatory damages, and other remedies. The defendants have not yet responded to the complaint. No trial date or other schedule has been established in this matter. While management intends to defend the actions against Diamond vigorously, there can be no assurance that an adverse result or settlement with regards to these lawsuits would not have a material adverse effect on the Company's financial condition or results of operations.

   On April 23, 1999, 3Dfx Interactive, Inc. ("3Dfx") filed a lawsuit against Diamond for breach of contract based upon unpaid invoices in the amount of $3,895,225. On June 4, 1999 Diamond filed an answer and cross-complaint alleging breach of contract, breach of the covenant of good faith and fair dealing, breach of implied warranty and negligence, and thereafter amended the cross-complaint to include a claim for accounting. Diamond's cross-claim seeks offsets totaling $4,868,035 for (1) 3Dfx's breach of an agreement to provide price advantages and other "most favored customer" terms to Diamond; (2) defective 3Dfx product and (3) an accounting of 3Dfx's business records to facilitate the determination of Diamond's damages. These damages offset the amount claimed by 3Dfx for unpaid invoices and result in a net claim of $941,155 by Diamond. At the time it filed its complaint, 3Dfx sought to attach Diamond assets worth $3,895,225. On June 16, 1999 the court issued a right to attach order in the amount of $2,859,035. Diamond thereafter substituted a bond for the attached property, and all attached assets were released. Diamond intends to file a motion to set aside the writ of attachment with a hearing in early January 2000. Discovery has commenced and is ongoing. The parties have also conducted mediation of their dispute, and may continue to pursue mediation. No trial date has been set.


    Sega initiated a claim for arbitration in Tokyo, Japan against Diamond in December 1998. The claim arises out of an agreement entered into between Sega and Diamond in September 1995, in which Sega agreed to provide Diamond with Sega game software that Diamond would bundle with its 3-D graphics board "The Edge." Sega claims that Diamond breached the parties' agreement by failing to pay Sega a contractual minimum guaranteed royalty for the games as set forth in the agreement. Sega claims as damages unpaid royalties in the amount of three million, eight hundred thousand and ten dollars and fifty cents ($3,800,010.50), plus pre-judgment interest of twelve percent (12%), calculated from January 31, 1998. On May 28, 1999, Diamond responded to Sega's claims by filing an answer in which it denied the material allegations of Sega's claims. On October 21, 1999, Diamond filed a supplemental brief with the arbitration panel, in which it set forth the factual basis for its denials of Sega's claims. A hearing was held before the arbitration panel on October 28, 1999, at which the arbitration panel granted Sega the opportunity to file a reply to Diamond's supplemental brief by December 10, 1999. A further hearing on this matter has been scheduled for December 17, 1999. Diamond contests the material allegations of Sega's claims. In addition, Diamond has alleged that Sega's failure to provide it with 3-D optimized game software on a timely basis adversely affected sales of The Edge. Diamond claims that these lost sales and profits therefrom provide an offset to Sega's claims in the arbitration. While management intends to defend the action against Diamond vigorously, there can be no assurance that an adverse result or settlement with regards to this arbitration would not have a material adverse effect on the Company's financial condition or results of operation.

    In October 1998, the Company was named as a defendant in a lawsuit filed in the United States District Court for the Central District of California. Plaintiffs were the Recording Industry Association of America, Inc. (the "RIAA"), a trade organization representing recording companies and the Alliance of Artists and Recording Companies (the "AARC") an organization controlled by the RIAA which exists to distribute royalties collected by the copyright office. The complaint alleged that the Company's Rio product, a portable music player, is subject to regulation under the Audio Home Recording Act (the "AHRA") and that the device did not comply with the requirements of the AHRA. On August 2, 1999, Diamond and the RIAA entered into a settlement, pursuant to which the lawsuit filed by the RIAA against Diamond and Diamond's counterclaims are to be dismissed. Diamond and the RIAA have announced the mutually satisfactory resolution of outstanding legal issues. The terms of the settlement are confidential.

   The Company is also party to other claims and pending legal proceedings that generally involve employment and trademark issues. These cases are, in the opinion of management, ordinary and routine matters incidental to the normal business conducted by the Company. Although the ultimate outcome of these matters is not presently determinable, management believes that the resolution of all such pending matters will not have a material adverse effect on the Company's financial position or results of operations.

10. Subsequent Events

    In October 1999, S3 announced that it has created an equity partnership for the Rio technology, RioPort.com, Inc., which will deliver an integrated platform for acquiring, managing and experiencing music and spoken audio programming from the Internet. As a result of the equity partnership, the Company will retain a minority investment in RioPort.com, Inc. and account for its investment using the equity method of accounting. In addition, in November 1999, as part of the equity partnership, the Company will receive $10.9 million for the sale of OneStep, LLC to RioPort.com, Inc.

   In November 1999, the Company announced the establishment of a joint venture to bring high-performance integrated graphics and core logic chip sets to the volume OEM desktop and notebook PC markets. The newly formed S3-VIA Inc. will have joint funding, exclusive access to both company's technology and distribution rights for developed products between S3 and VIA. The Company owns 50.1% of the voting common stock of the joint venture. Accordingly, the Company will consolidate the accounts of S3-VIA Inc. in its consolidated financial statements.

PART I. CONDENSED CONSOLIDATED FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

   When used in this Report, the words "expects," "anticipates," "estimates" and similar expressions are intended to identify forward-looking statements. Such statements, which include statements concerning the timing of availability and functionality of products under development, trends in the personal computer ("PC") market, the percentage of export sales and sales to strategic customers, and the adoption or retention of industry standards, and the availability and cost of products from the Company's suppliers, are subject to risks and uncertainties, including those set forth under "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors That May Affect Our Results" and elsewhere in this report, that could cause actual results to differ materially from those projected. These forward-looking statements speak only as of the date hereof. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

OVERVIEW

   S3(R) Incorporated ("S3" or the "Company") is a leading supplier of multimedia acceleration hardware and its associated software for the personal computer ("PC") market. The Company's accelerators are designed to work cooperatively with a PC's central processing unit ("CPU"), implementing functions best suited for a dedicated accelerator while allowing the CPU to perform the more general purpose computing functions of today's advanced multimedia user interface and applications. By complementing the computing power of the general purpose CPU, the Company's integrated software and silicon-based accelerator solutions significantly improve the multimedia performance of PCs while reducing overall system cost and complexity. S3 has been a pioneer in graphics acceleration since 1991, when it was the first company to ship in volume a single chip graphics accelerator with a local bus interface. S3 has since delivered new generations of high performance accelerator solutions from the first 32-bit and 64-bit graphics accelerator families to the first 128-bit, full-featured integrated two-dimensional ("2D") and three-dimensional ("3D") graphics and video accelerator specifically designed for today's 3D and digital versatile disc ("DVD")-based applications. As the demand for greater multimedia capabilities in PCs increases, particularly the demand for 2D/3D technology, the Company is focused on delivering accelerator solutions for use in business desktop, home and mobile computing systems. S3's families of accelerator products and software are currently used by many of the world's leading original equipment PC manufacturers ("OEMs") and add-in card and motherboard manufacturers.

   The Company purchased Diamond Multimedia Systems, Inc. ("Diamond") on September 24, 1999. Diamond is a supplier of graphics and multimedia accelerator subsystems for PCs and multimedia and connectivity products for the digital home, enabling consumers to create, access and experience compelling new media content from their desktops and through the Internet. Diamond products include the Rio line of Internet music players, the Stealth and Viper series of video accelerators, the Monster series of gaming accelerators, the Fire series of NT workstation 3D graphics accelerators, the Supra series of modems and the HomeFree line of home networking products.

    In October 1999, S3 announced that it has created an equity partnership for the Rio technology, RioPort.com, Inc., which will deliver an integrated platform for acquiring, managing and experiencing music and spoken audio programming from the Internet. As a result of the equity partnership, the Company will retain a minority investment in RioPort.com, Inc. and account for its investment using the equity method of accounting. In addition, in November 1999, as part of the equity partnership, the Company will receive $10.9 million for the sale of OneStep, LLC to RioPort.com, Inc.

   In November 1999, the Company announced the establishment of a joint venture to bring high-performance integrated graphics and core logic chip sets to the volume OEM desktop and notebook PC markets. The newly formed S3-VIA Inc. will have joint funding, exclusive access to both company's technology and distribution rights for developed products between S3 and VIA. The Company owns 50.1% of the voting common stock of the joint venture. Accordingly, the Company will consolidate the accounts of S3-VIA Inc. in its consolidated financial statements.

RESULTS OF OPERATIONS

   The following table sets forth certain financial data for the periods indicated as a percentage of net sales:

                                                THREE MONTHS ENDED          NINE MONTHS ENDED
                                                  SEPTEMBER 30,                SEPTEMBER 30,
                                               --------------------        --------------------
                                                1999          1998          1999          1998
                                               ------        ------        ------        ------
Net sales                                       100.0%        100.0%        100.0%        100.0%
Cost of sales                                    77.7         116.7          75.3          92.2
                                               ------        ------        ------        ------
Gross margin                                     22.3         (16.7)         24.7           7.8
Operating expenses:
   Research and development                      24.2          41.8          30.6          32.8
   Selling, marketing and administrative         13.3          21.2          15.0          18.1
   Other operating expense                        9.5          12.9           3.9           7.7
    Amortization of goodwill and
      intangibles                                 1.3            --           0.5            --
                                               ------        ------        ------        ------
           Total operating expenses              48.3          75.9          50.0          58.6
                                               ------        ------        ------        ------
Loss from operations                            (26.0)        (92.6)        (25.3)        (50.8)
Gain on sale of shares of joint venture          10.6            --           8.5          14.5
Other income (expense), net                      (0.3)          0.2           0.2          (2.2)
                                               ------        ------        ------        ------
Loss before income taxes and equity
      in net income of joint venture            (15.7)        (92.4)        (16.6)        (38.5)
Benefit for income taxes                           --            --            --          (6.5)
                                               ------        ------        ------        ------
Loss before equity in net income of joint
  venture                                       (15.7)        (92.4)        (16.6)        (32.0)
Equity in net income of joint venture
  (net of tax)                                     --          17.5           2.7           8.6
                                               ------        ------        ------        ------
Net loss                                        (15.7)%       (74.9)%       (13.9)%       (23.4)%
                                               ======        ======        ======        ======

NET SALES

   The Company's net sales to date have been generated from the sale of its graphics and multimedia accelerators. The Company's products are used in, and its business is dependent upon, the personal computer industry with sales primarily in the U.S., Asia and Europe. Net sales were $70.5 million for the three months ended September 30, 1999, a 49.0% increase from the $47.3 million of net sales for the three months ended September 30, 1998. Net sales were $172.0 million for the nine months ended September 30, 1999, a 6.1% decrease from the $183.1 million of net sales for the nine months ended September 30, 1998. Net sales for the three months and nine months ended September 30, 1999 consisted primarily of the Company's 3D, Mobile, video accelerators, graphics accelerators and modem products while net sales for the three months and nine months ended September 30, 1998 consisted primarily of the Company's 2D and 3D products. The Company acquired Diamond on September 24, 1999. Included in the net sales for the three and nine months ended September 30, 1999 are the Company's video accelerators, graphics accelerators and modems. The Company commenced volume shipments of its Savage4 product during the quarter ended June 30,1999. Net sales for the three months ended September 30, 1999 increased primarily as a result of higher unit average selling prices of Savage4 products and the additional sales of Diamond Multimedia products. Net sales for the nine months ended September 30, 1999 decreased primarily as a result of a shift from the Company's strong 2D product family to a 3D product family which was less competitive for the Company. Unit volumes decreased approximately 20% and 29% for three months and nine months ended September 30, 1999, respectively, from the three months and nine months ended September 30, 1998. The Company expects that the percentage of its net sales represented by any one product or type of product may change significantly from period to period as new products are introduced and existing products reach the end of their product life cycles. Due to competitive price pressures, the Company's products experience declining unit average selling prices over time, which at times can be substantial.

   Prices for graphics accelerators tend to decline over time, and prices for newly introduced products are under significant pricing pressures due in part to aggressive pricing from some of our competitors. The Company has experienced and anticipates that it will continue to experience increased pricing pressures on average selling prices for the Company's ViRGE, Trio and Savage families of accelerators as well as Diamond's graphics and video accelerator products.

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

   Export sales accounted for 67% and 94% of net sales for the three months ended September 30, 1999 and 1998, respectively. Export sales accounted for 58% and 88% of net sales for the nine months ended September 30, 1999 and 1998, respectively. Approximately 63% and 35% of export sales for the three months ended September 30, 1999 and 1998, respectively, were to affiliates of United States customers. Approximately 52% and 35% of export sales for the nine months ended September 30, 1999 and 1998, respectively, were to affiliates of United States customers. The Company expects that export sales will continue to represent a significant portion of net sales, although there can be no assurance that export sales as a percentage of net sales will remain at current levels. All sales transactions were denominated in U.S.
dollars.

   Significant customer concentration as a percentage of net sales is summarized below:

                                           THREE MONTHS ENDED    NINE MONTHS ENDED
                                              SEPTEMBER 30,        SEPTEMBER 30,
                                           ------------------    -----------------
                                            1999       1998       1999       1998
                                           ------     ------     ------     ------
Customers:
   IBM Corporation                           28%        27%        26%        --
   Diamond Multimedia Systems, Inc.
     (sales occurred prior to merger)        13%        --         --         --
Distributors:
   Synnex Technology, Inc.                   --         37%        16%        37%
   Promate Electronic Co.                    --         15%        --         13%

   The Company expects a significant portion of its future sales to remain concentrated within a limited number of strategic customers. There can be no assurance that the Company will be able to retain its strategic customers or that such customers will not otherwise cancel or reschedule orders, or in the event of canceled orders, that such orders will be replaced by other sales. In addition, sales to any particular customer may fluctuate significantly from quarter to quarter. From the date of the merger, all sales to Diamond have been, and will be, eliminated in consolidation. The occurrence of any such events or the loss of a strategic customer could have a material adverse effect on the Company's operating results.

GROSS MARGIN

   Gross margin (loss) percentage increased to 22.3% for the three months ended September 30, 1999 from (16.7)% for the three months ended September 30, 1998. Gross margin percentage increased to 24.7% for the nine months ended September 30, 1999 from 7.8% for the nine months ended September 30, 1998. The increase in gross margin for the three and nine months ended September 30, 1999 versus the three and nine months ended September 30, 1998 was the result of unanticipated sales of certain inventory formerly reserved by the Company, and, to a lesser extent, licensing revenues associated with 29 patents licensed to United Microelectronics Corporation ("UMC"). The Company had previously recorded reserves for some of its 2D and 3D products related to excess and obsolete inventory and it also experienced yield losses in its Savage 3D product related to its production ramp in the third quarter of 1998. The Company recorded fewer inventory reserves in the three and nine months ended September 30, 1999 versus the three and nine months ended September 30, 1998 as the result of better inventory management.

   In the future, the Company's gross margin percentages may be affected by increased competition and related decreases in the unit average selling prices (particularly with respect to older generation products), timing of volume shipments of new products, the availability and cost of products from the Company's suppliers, changes in the mix of products sold, the extent to which the Company forfeits or utilizes its production capacity rights with Taiwan Semiconductor Manufacturing Company ("TSMC"), the extent to which the Company will incur additional licensing fees and shifts in sales mix between add-in card and motherboard manufacturers and systems OEMs. The Company expects gross margin in the fourth quarter of 1999 to experience some pressure due to price increases in components, DRAM and graphics accelerators.

RESEARCH AND DEVELOPMENT EXPENSES

   The Company has made and intends to continue to make significant investments in research and development to remain competitive by developing new and enhanced products. Research and development expenses were $17.1 million for the three months ended September 30, 1999, a decrease of $2.7 million from $19.8 million for the three months ended September 30, 1998. This decrease was the result of lower depreciation expense as a result of write offs for idle, excess and obsolete capital equipment associated with terminated projects in the third quarter of 1998. Research and development expenses were $52.6 million for the nine months ended September 30, 1999, a decrease of $7.6 million from $60.2 million for the nine months ended September 30, 1998. The decrease in research and development expenses for the three months and nine months ended September 30, 1999 was the result of reductions in engineering staff which occurred as part of the Company's implementation of a restructuring plan in July 1998 and certain one time engineering costs incurred during the first quarter of 1998 associated with the discontinued audio and communications products line. The Company expects research and development expenses to increase in absolute dollars in the fourth quarter of 1999.

SELLING, MARKETING AND ADMINISTRATIVE EXPENSES

   Selling, marketing and administrative expenses were $9.4 million for the three months ended September 30, 1999, a decrease of $0.6 million from $10.0 million for the three months ended September 30, 1998. Selling, marketing and administrative expenses were $25.7 million for the nine months ended September 30, 1999, a decrease of $7.5 million from $33.2 million for the nine months ended September 30, 1998. Selling, marketing and administrative expenses for the three and nine months ended September 30, 1999 decreased from the prior year primarily as a result of headcount reductions offset in part by Diamond selling, marketing and administrative expenses incurred subsequent to the acquisition date and lower commission related payouts. Selling, marketing and administrative headcount decreased 28% from the three months ended September 30, 1998 to the three months ended September 30, 1999. As part of the Company's July 1998 restructuring plan, the number of consultants working on various projects was also reduced. In addition, year to date commissions were lower in the first nine months of 1999 versus 1998 as a result of the overall decrease in net sales for the same period.

OTHER OPERATING EXPENSE

   The Company recorded a non-recurring charge of $6.7 million related to the purchase of Diamond on September 24, 1999. This was determined through valuation techniques generally used by appraisers in the high-technology industry and was immediately expensed in the period of acquisition because technological feasibility had not been established and no alternative use had been identified. The charge is discussed in more detail in Note 2 to the Unaudited Condensed Consolidated Financial Statements contained herein. As discussed in Note 2, restructuring related to Diamond was accrued as liabilities assumed in the purchase in accordance with EITF 95-3.

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

   During the fourth quarter of 1998, management reevaluated the carrying value of the intangible assets recorded in connection with the technology exchange with Cirrus Logic, Inc., and related to the patents obtained from Brooktree Corporation ("Brooktree"), as well as other long-lived assets, including property and equipment. This revaluation was necessitated by management's determination based on recent results of operations and that the future expected sales and cash flows for the Company's operations would be substantially lower than had been previously expected by management. Expected undiscounted future cash flows were not sufficient to recover the carrying value of such assets. Accordingly, an impairment loss of $27.2 million, representing the excess of the carrying value over the estimated fair value of the assets, was recognized for write-downs of a substantial portion of the intangible assets. The estimated fair value of the intangible assets was based on management's best estimate of the patent portfolio based on a comparison to other graphics technology portfolios in the marketplace. The Company determined that no write-down of property and equipment was necessary at December 31, 1998 based on its estimate of the fair value of such assets. Due to technological changes in the graphics marketplace, the Company concluded it should accelerate its amortization of its remaining patent portfolio, of approximately $4.0 million, over the current estimated life of the currently utilized core technologies, which is two years.

   In July 1998, the Company implemented a restructuring plan in order to align resources with a new business model and to lower the Company's overall cost structure. In connection with the restructuring, the Company reduced its headcount and consolidated facilities. Restructuring expense of $6.1 million was recognized in the third quarter of 1998. As of September 30, 1999, all severance packages have been paid and there is no remaining balance in the restructuring reserve.

GAIN ON SALE OF SHARES OF JOINT VENTURE

   On December 31, 1997, the Company entered into an agreement to sell to UMC 80 million shares of stock of United Semiconductor Corporation ("USC") stock for a purchase price of 2.4 billion New Taiwan dollars. The Company received the purchase price (approximately $68.0 million in cash) in January 1998 upon closing. The gain on the sale of stock of USC was $26.6 million.

   In June 1999, the Company amended its agreements with UMC. Under the terms of the amended agreements, UMC has agreed to pay the Company, subject to certain conditions, 1.4 billion New Taiwan dollars (approximately $43.3 million in cash) and the Company has agreed to release UMC from contingencies associated with the sale of 80 million shares of stock of USC in January 1998 and to grant a license to patents covering multimedia products and integrated circuit manufacturing technology for use in products manufactured by UMC. Payments will be received over five fiscal quarters beginning in the quarter ended June 30, 1999.

ACQUISITION OF DIAMOND

   The purchase price of $216.7 million includes $172.2 million of stock issued at fair value (fair value being determined as the average price of the S3 stock for a period three days before and after the announcement of the merger), $11.7 million in Diamond stock option costs (being determined under both the Black-Sholes formula and in accordance with the Merger Agreement), cash paid to Diamond of $20.0 million and $12.8 million in estimated expenses of the transaction. The purchase price was allocated as follows: $(0.9) million to the estimated fair value of Diamond net tangible assets purchased (as of September 24, 1999), $6.7 million to purchased in-process research and development, $13.9 million to purchased existing technology, $15.1 million to tradenames, $5.9 million to workforce-in-place, $12.5 million to Diamond distribution channel relationships and $163.5 million to goodwill. Goodwill is recorded as a result of consideration paid in excess of the fair value of net tangible and intangible assets acquired. Goodwill and identified acquisition related intangible assets are amortized on a straight-line basis over the periods indicated below. The allocation of the purchase price to intangibles was based upon management's estimates. The purchase price and the related allocation is subject to further refinement and change over the next year.

    Management is in the final process of completing its integration plans related to Diamond. The integration plans include initiatives to combine the operations of Diamond and S3 and consolidate duplicative operations. Areas where management estimates may be revised primarily relate to employee severance and relocation costs and other exit costs. Adjustments to accrued integration costs related to Diamond will be recorded as adjustments to the fair value of net assets in the purchase price allocation. Accrued integration charges included $3.1 million related to involuntary employee separation and relocation benefits for employees and $1.5 million in other exit costs primarily relating to the closing or consolidation of facilities and the termination of certain contractual relationships. The accruals recorded related to the integration of Diamond are based upon management's current estimate of integration costs.

The Company recorded goodwill as a result of consideration paid in excess of the fair value of net tangible and intangible assets acquired in the merger with Diamond on September 24, 1999. Goodwill and identified acquisition related intangible assets are amortized on a straight-line basis. The Company recorded $0.9 million for amortization of goodwill and intangibles from the date of acquisition through September 30, 1999. Amortization of goodwill and intangibles for the fourth quarter of 1999 and the year ended December 31, 2000 will be approximately $10.7 million and $43.0 million, respectively.

OTHER INCOME (EXPENSE), NET

   Other expense was $0.2 million for the three months ended September 30, 1999, a decrease of $0.3 million from other income of $0.1 million for the three months ended September 30, 1998. Other income was $0.3 million for the nine months ended September 30, 1999, an increase of $4.4 million from other expense of $4.1 million for the nine months ended September 30, 1998. The decrease in other income for the three months ended September 30, 1999 was primarily associated with interest expense related to the Company's notes payable. The increase in other income for the nine months ended September 30, 1999 was the result of sublease income.

INCOME TAXES

The Company's effective tax rate for the three months ended September 30, 1999 and 1998 is 0%. The Company's effective tax rates for the nine months ended September 30, 1999 and 1998 are 0% and 22%. The effective tax rate for 1999 reflects net operating losses with no realized tax benefit. The 1998 effective tax rate reflects the expected benefit of the year's loss carryback and the establishment of a valuation allowance against the 1998 opening balance of net deferred tax assets.

EQUITY IN NET INCOME OF JOINT VENTURE

   As discussed in "Liquidity and Capital Resources," the Company entered into an agreement with other parties to form a separate Taiwanese company, USC. This investment was accounted for under the equity method of accounting in reporting the Company's share of results for the entity until June 1999. Equity in net income of joint venture for the nine months ended September 30, 1999 reflects the Company's share of income earned by USC through June 1999. The Company reported $8.3 million of equity in net income of joint venture, net of tax for the three months ended September 30, 1998. The Company reported $4.6 million and $15.8 million of equity in net income of joint venture, net of tax for the nine months ended September 30, 1999 and 1998, respectively.

   In June 1999, the Company announced an agreement with UMC, the terms of which included that S3 would release UMC from contingencies associated with the sale of 80 million shares of USC stock in January 1998. The Company agreed to waive rights to its board seat and determined that it could no longer exercise significant influence over the financial and operating decisions of USC. Accordingly, the Company ceased accounting for its investment in USC using the equity method of accounting effective June 1999.

LIQUIDITY AND CAPITAL RESOURCES

   Cash provided by operating activities for the nine months ended September 30, 1999 was $8.8 million, as compared to $8.4 million of cash used for operating activities for the nine months ended September 30, 1998. The Company's net loss for the nine months ended September 30, 1999 was partially offset by depreciation, amortization and write-off of acquired in-process research and development. In addition, cash provided by operations for the nine months ended September 30, 1999 was favorably impacted by decreases in prepaid taxes, prepaid expenses and increases in accounts payable and accrued liabilities, partially offset by increases in accounts receivable and inventories and decreases in deferred revenue. The changes in prepaids, accounts payable and accrued liabilities are the result of timing of payments. The Company's net loss for the nine months ended September 30, 1998 was offset by a number of non-cash items including deferred taxes, depreciation and amortization and the write-off of acquired technologies. These were offset by the gain on the sale of shares of joint venture and equity in income from the joint venture. Changes in assets and liabilities include decreases in accounts receivable, inventories, accounts payable and deferred revenue. The decrease in accounts receivable for the nine months ended September 30, 1998 was the result of lower net sales. The decrease in inventories and accounts payable for the nine months ended September 30, 1998 were attributable to reductions in inventory procurement resulting from softening demand and the Company's efforts to reduce inventory balances in its distribution channel. Deferred revenue for the nine months ended September 30, 1998 decreased as distributors sold through inventory to their end user customers.

   Investing activities provided cash of $4.9 million for the nine months ended September 30, 1999 and consisted primarily of sales of short-term investments, net, cash received from UMC related to the sale of shares and cash received from the sale of investment in real estate partnership, offset by acquisition of OneStep, LLC, the acquisition of Diamond, net of cash acquired and purchases of property and equipment, net. Investing activities used $17.1 million during the nine months ended September 30, 1998 and consisted primarily of cash received from the sale of USC shares, offset by cash used in the technology exchange with Cirrus Logic, Inc. and the purchase of short term investments, net.

   Financing activities provided cash of $28.2 million and used cash of $10.1 million for the nine months ended September 30, 1999 and 1998, respectively. Sales of common stock, net, including $23.4 million received from the sale of stock to two foreign investors, and the sale of a warrant to Intel were the financing activities generating cash during the nine months ended September 30, 1999 which were offset partially by repayments of notes payable. Repayment on the line of credit and equipment financing were the principal financing activities that used cash for the nine months ended September 30, 1998.

   In 1995, the Company entered into two long-term manufacturing capacity arrangements. The Company entered into an agreement with UMC and Alliance Semiconductor Corporation to form USC, a separate Taiwanese company, for the purpose of building and managing a semiconductor manufacturing facility in the Science Based Industrial Park in Hsin Chu City, Taiwan, Republic of China. The Company invested $53.0 million in 1996 and $36.4 million in 1995 for its 23.75% equity interest. In January 1998, the Company reduced its equity interest to 15.75% through the sale of a portion of its USC shares, and received approximately $68.0 million in cash. The facility commenced production utilizing advanced submicron semiconductor manufacturing processes in late 1996. The Company has the right to purchase up to 31.25% of the output from the foundry. In addition, the Company expanded and formalized its relationship with TSMC to provide additional capacity over the 1996 to 2000 timeframe. The agreement with TSMC requires the Company to make certain annual advance payments to be applied against the following year's capacity. The Company has signed promissory notes to secure these payments, which totaled $9.6 million as of September 30, 1999.

   Working capital at September 30, 1999 and December 31, 1998 was $113.7 million and $152.2 million, respectively. At September 30, 1999, the Company's principal sources of liquidity included cash and equivalents of $72.8 million and $74.7 million in short-term investments. The Company's principle sources of liquidity at December 31, 1998 included cash and equivalents of $31.0 million and $88.6 million of short-term investments. As of September 30, 1999, the Company had short-term lines of credit and bank credit facilities totaling $56.2 million, of which approximately $3.1 million was unused and available. At March 31, 1999, June 30, 1999 and September 30, 1999, the Company was in default with its loan covenants regarding liquidity. The Company obtained waivers for this violation as of March 31, 1999 and June 30, 1999 and is seeking to obtain waivers for this violation as of September 30, 1999. The Company believes that its available funds will satisfy the Company's projected working capital and capital expenditure requirements for at least the next 12 months, other than expenditures for future potential manufacturing agreements.

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

   The Company has completed the remediation phase for its information technology systems and has completed software reprogramming and replacement. To date, the Company has completed 100% of its testing. Completion of the testing phase for all remediated systems was completed in September 1999, with all remediated systems fully tested and implemented by the end of October 1999. The Company's order entry system interfaces directly with significant third party vendors. The Company has completed the process of working with third party vendors to ensure that the Company's systems that interface directly with third parties are Year 2000 compliant.

   The Company will utilize both internal and external resources to reprogram, or replace, test and implement its software and operating equipment for Year 2000 modifications. The Company believes that costs for remediation, testing and implementation are not expected to exceed $0.3 million.

   The Company has completed 100% of its contingency plans in the event it does not complete all phases of the Year 2000 program. The failure of either the Company's critical systems or those of its material third parties to be Year 2000 compliant would result in the interruption of its business, which could have a material adverse affect on the results of operations or financial condition of the Company.

    Diamond has also addressed the Year 2000 issue for the significant systems which are used to operate, monitor and manage Diamond's business activities. Diamond has completed its risk assessment, remediation and testing phases as of June 1999. The implementation of fully tested remediated systems will occur by the end of November 1999. Diamond continues to identify external agents such as service providers, vendors, suppliers and customers and attempts to determine their ability to manage the Year 2000 issue. Contingency plans will be developed if it appears Diamond or its key external agents will not be Year 2000 compliant, and if such noncompliance will have a material adverse impact on operations. The failure to correct a material Year 2000 problem or to anticipate or mitigate a problem with an external agent could result in an interruption in or failure of normal business activities or operations. These failures could materially and adversely affect the results of operations or financial condition of the Company.

FACTORS THAT MAY AFFECT OUR RESULTS

The Expected Benefits Of Our Merger with Diamond Multimedia May Not Be Realized. If That Happens, Our Operating Results and the Market Price For Our Common Stock May Decline.

   We merged with Diamond Multimedia in September 1999 expecting that the merger between the two companies would result in benefits to us including faster time to market with new products and increased cost efficiencies.

   We will not realize the full benefits of the merger if we do not effectively integrate Diamond's technologies, operations and personnel with ours in a timely and efficient manner. The difficulties, costs and delays involved in integrating Diamond, which may be substantial, may include:

~ Distracting management and other key personnel, particularly senior engineers involved in product development and product definition, from focusing on our business;

~ Perceived and potential adverse changes in business focus or product offerings;

~  Potential incompatibility of business cultures;

~ Costs and delays in implementing common systems and procedures, particularly in integrating different information systems; and

~ Inability to retain and integrate key management, technical, sales and customer support personnel.

   If we do not timely and efficiently integrate our technologies, operations and personnel, our operating results may suffer and the price of our common stock may decline.

As A Result Of the Merger, We Expect That Some Of Our Suppliers May Not Do Business With Us, Which Could Cause A Decline In Our Sales.

   The merger may result in disruptions in relationships with other graphics chips suppliers who compete with us. If we lose one or more of these suppliers, we may lose those customers who demand products that contain other companies' graphic chips. For example, a significant portion of Diamond's graphics accelerator boards incorporate graphics chips supplied by NVIDIA Corporation. NVIDIA is one of our direct competitors and may not continue to supply us with its products. To the extent that these relationships are terminated or curtailed and we cannot persuade our existing customers who purchase products containing any of those suppliers' graphics chips to purchase products containing our graphics chips, the revenue contributed by Diamond could be reduced significantly.

   The consummation of the merger is expected to cause some of our add-in card and motherboard customers to end or curtail their relationships with us. The loss of these customers could cause a decline our sales unless new sales resulting from the integration of Diamond have an offsetting effect. For example, Creative Technology Ltd., a competitor of Diamond and previously an S3 customer, has discontinued its relationship with us. Additional customers may discontinue their relationships with us in the future. This may occur because our products comprise of both graphics chips and graphics boards. Thus, as a result of the merger, we are competing with those of our current customers, which are graphics board manufacturers. As a result, we expect that sales to some of our existing customers will be reduced significantly from prior levels and that these customers will no longer continue to be significant customers. Unless we are able to offset the loss of these sales with new customers or sales of alternative products, our revenues may decline.

We Are Dependent On A Limited Source Of Graphics Chips and Graphics Boards Because S3 and Diamond Are Each Suppliers To Each Other, Resulting In Heightened Risks Because One Company's Suppliers May Not Meet the Other Company's Requirements.

   As a result of the merger, we will become significantly dependent on our graphics chip design and development capabilities and significantly dependent on Diamond's graphics board design, manufacturing and marketing capabilities. This will occur because we will be more restricted in our ability to select and use products produced by our competitors prior to the merger. If either our graphics chips or Diamond's graphics boards fail to meet the requirements of the market and our customers, our relationship with those customers could be hurt, negatively affecting our financial performance. In addition, we will be highly dependent on our ability to provide graphics chips on a timely basis meeting the rigid scheduling and product specification requirements of OEMs. If our graphics chips are not competitive or not provided on a timely basis, we will most likely not be able to readily obtain suitable alternative graphics chips, which would result in our loss of revenue and customers.

There Is Substantial Expense Resulting From the Merger That Could Divert Resources From Other Productive Uses.

   We estimate that the aggregate costs and expenses related to the merger will be approximately $12.8 million. These expenses will prevent us from spending those amounts on other uses which may be more productive. These costs primarily relate to costs associated with the payment of involuntary employee separation benefits, costs associated with facilities consolidation and the fees of financial advisors, attorneys and accountants. Although we believe that the final costs will not exceed the estimate, the estimate may be incorrect or unanticipated contingencies may occur that substantially increase the costs of combining our operations.

Our Quarterly Operating Results Are Subject To Fluctuations Caused By Many Factors, Which Could Result In Failing To Achieve Our Revenue Or Profitability Expectations Resulting In a Drop in the Price of our Common Stock.

   Our quarterly and annual results of operations have varied significantly in the past and are likely to continue to vary in the future due to a number of factors, many of which are beyond our control. Any one or more of the factors listed below or other factors could cause us to fail to achieve our revenue or profitability expectations. The failure to meet market expectations could cause a sharp drop in our stock price. These factors include:

~ the industry in which we compete is always changing with the constant introduction of new technologies, products and methods of doing business;

~ our ability to develop, introduce and market successfully new or enhanced products;

~ our ability to introduce and market products in accordance with specialized customer design requirements and short design cycles;

~ changes in the relative volume of sales of various products with sometimes significantly different margins;

~  changes in demand for our products and our customers' products;

~ rapid changes in electronic commerce on which we or our customers may not capitalize or which erode our traditional business base;

~ frequent gains or losses of significant customers or strategic relationships;

~  unpredictable volume and timing of customer orders;

~ the availability, pricing and timeliness of delivery of components for our products;

~  the availability of wafer capacity using advanced process technologies;

~ the timing of new product announcements or introductions by us or by our competitors;

~  product obsolescence and the management of product transitions;

~  production delays;

~  decreases in the average selling prices of products;

~  seasonal fluctuations in sales; and

~ general economic conditions, including economic conditions in Asia and Europe in particular, that could affect the timing of customer orders and capital spending and result in order cancellations or rescheduling.

Some or all of these factors could adversely affect demand for our products and our future operating results.

   Most of our operating expenses are relatively fixed in the short term. We may be unable to rapidly adjust spending to compensate for any unexpected sales shortfall, which could harm our quarterly operating results. Because the lead times of firm orders are typically short in the graphics industry, we do not have the ability to predict future operating results with any certainty. Therefore, sudden changes that are outside our control, such as general economic conditions, the actions or inaction of competitors, customers, third-party vendors of operating systems software, and independent software application vendors, may materially and adversely affect our performance.

   We generally ship more products in the third month of each quarter than in either of the first two months of the quarter, with levels of shipment in the third month higher towards the end of the month. This pattern, which is common in the semiconductor and multimedia communication industries, is likely to continue and makes future quarterly operating results less predictable.

   As a result of the above factors, you should not rely on period-to-period comparisons of results of operations as an indication of future performance. The results of any one quarter are not indicative of results to be expected for a full fiscal year.

We Experienced A Net Loss For Several Recent Quarters and We May Continue To Experience Net Losses In the Future.

   We had a net loss of $23.9 million for the nine months ended September 30, 1999 and for all of 1998. These results occurred primarily because we did not offer competitive products in the high end of the graphics and multimedia accelerator market. As a result, our sales consisted of primarily older generation and lower price products that were sold into markets that had significant price competition. To the extent that we continue to experience net losses in the future, our operating results will be adversely affected.

   In addition, Diamond had a net loss of $9.4 million for the six months ended June 30, 1999. Diamond's net sales decreased 24% for the six months ended June 30, 1999 as compared to the six months ended June 30, 1998. The decrease in net sales was primarily attributable to reduced shipments of Diamond's graphics accelerator products. The decrease was partially offset by increased shipments of sound cards, as well as revenues from new products such as the Rio Internet music players and the HomeFree line of home networking products. Revenues from graphics accelerators declined in part due to continued reductions in demand for entertainment specific products. In particular, Diamond is no longer building and selling high performance 3D-only products. In addition, demand and pricing for graphics accelerators that combine 2D and 3D display and are targeted specifically for game enthusiasts declined. Further, revenue for low-end graphic accelerators continued to decline significantly as more of these market requirements were met by the direct installation of graphics chips onto PC motherboards. To the extent that Diamond continues to experience net losses after the merger, our operating results may be adversely affected. We may also incur net losses in the short term while we integrate Diamond's operations with our operations. We cannot assure you that we will be able to achieve or maintain profitability.

If We Do Not Continue To Develop and Market New and Enhanced Products, We Will Not Be Able To Compete Successfully In Our Markets.

   The markets for which our products are designed are intensely competitive and are characterized by short product life cycles, rapidly changing technology, evolving industry standards and declining average selling prices. As a result, we cannot succeed unless we consistently develop and market new products. We believe this will require expenditures for research and development in the future consistent with our historical research and development expenditures. To succeed in this environment, we must anticipate the features and functionality that customers will demand. We must then incorporate those features and functionality into products that meet the design, performance, quality and pricing requirements of the personal computer market and the timing requirements of PC OEMs and retail selling seasons. For example, we recently finalized a joint venture with VIA Technologies to bring high-performance integrated graphics and core logic chip sets to the OEM desktop and notebook PC markets. There can be no assurance that the joint venture will be successful or that our existing products will be compatible with new products. We have in the past experienced delays in completing the development and introduction of new products, as well as compatibility issued with integrated products and we cannot assure you that we will not experience similar delays in the future. In the past, our business has been seriously harmed when we developed products that failed to achieve significant market acceptance and therefore were unable to compete successfully in our markets. Such a failure could occur again in the future.

The Demand For Our Products Has Historically Been Weaker In Certain Quarters.

   Due to industry seasonality, demand for PCs and PC related products is strongest during the fourth quarter of each year and is generally slower in the period from April through August. This seasonality may become more pronounced and material in the future to the extent that:

~ a greater proportion of our sales consist of sales into the retail/mass merchant channel;

~  PCs become more consumer-oriented or entertainment-driven products; or

~ our net revenue becomes increasingly based on entertainment-related products.

Also, to the extent we expand our European sales, we may experience relatively weak demand in third calendar quarters due to historically weak summer sales in Europe.

We Operate In Markets That Are Intensely and Increasingly Competitive, and We Are In Constant and Increasing Risk Of Losing Customers and Being Subject To Decreasing Product Prices and Profit Margins.

   The personal computer multimedia and communications markets in which we compete are intensely competitive and are likely to become more competitive in the future. Because of this competition, we face a constant and increasing risk of losing customers to our competitors. The competitive environment also creates downward pressure on prices and requires higher spending to address the competition, both of which tend to keep profit margins lower. We believe that the principal competitive factors for our products are:

~  product performance and quality;

~ conformity to industry standard application programming interfaces, or APIs;

~  access to customers and distribution channels;

~  reputation for quality and strength of brand;

~  manufacturing capabilities and cost of manufacturing;

~  price;

~  product support; and

~  ability to bring new products to the market in a timely manner.

   Historically, the gross profit margins on Diamond's products have been lower than the margins on our products. As a result of the merger, our average gross margins will likely be lower than they were prior to the merger thereby decreasing our average gross margins.

   Many of our current and potential competitors have substantially greater financial, technical, manufacturing, marketing, distribution and other resources. These competitors may also have greater name recognition and market presence, longer operating histories, greater market power and product breadth, lower cost structures and larger customer bases. As a result, these competitors may be able to adapt more quickly to new or emerging technologies and changes in customer requirements. In addition, some of our principal competitors offer a single vendor solution because they maintain their own semiconductor foundries and may therefore benefit from certain capacity, cost and technical advantages.

   In some markets where we are a relatively new entrant, such as modems, home networking, sound cards and consumer electronics, including Internet music players, we face dominant competitors that include 3Com (home networking and modems), Creative Technologies (sound cards, modems and Internet music players), Intel (home networking) and Sony (consumer electronic music players). In addition, the markets in which we compete are expected to become increasingly competitive as PC products support increasingly more robust multimedia functions and companies that previously supplied products providing distinct functions (for example, companies today primarily in the sound, modem, microprocessor or motherboard markets) emerge as competitors across broader or more integrated product categories.

   In addition to graphics board manufacturers, our competitors include OEMs that internally produce graphics chips or integrate graphics chips on the main computer processing board of their personal computers, commonly known as the motherboard, and makers of other personal computer components and software that are increasingly providing graphics or video processing capabilities.

We Operate In the Personal Computer and Graphics and Video Chip Markets, Which Are Rapidly Changing, Highly Cyclical and Vulnerable To Sharp Declines In Demand and Average Selling Prices.

   We operate in the personal computer and graphics/video chip markets. These markets are constantly and rapidly changing and have in the past, and may in the future, experience significant downturns. These downturns are characterized by lower product demand and accelerated product price reductions. In the event of a downturn, we would likely experience significantly reduced demand for their products. Substantially all of our revenues are currently derived from products sold for use in or with personal computers. In the near term, we expect to continue to derive almost all of our revenues from the sale of products for use in or with personal computers. Changes in demand in the personal computer and graphics/video chip markets could be large and sudden. Since graphics board and personal computer manufacturers often build inventories during periods of anticipated growth, they may be left with excess inventories if growth slows or if they have incorrectly forecasted product transitions. In such cases, the manufacturers may abruptly stop purchasing additional inventory from suppliers like us until the excess inventory has been used. This suspension of purchases or any reduction in demand for personal computers generally, or for particular products that incorporate our products, would negatively impact our revenues and financial results. We may experience substantial period-to-period fluctuations in results of operations due to these general semiconductor industry conditions.

We Have Only Recently Started To Offer Products Intended To Address All Performance Segments Of the Commercial and Consumer PC Market.

   The desktop graphics accelerator market has recently transitioned from 2D acceleration to 3D acceleration and has recently added video and TV processing capabilities. Products that compete in the high performance segment of that market have higher gross margins than products in the mainstream PC or in the sub-$1,000, or "segment zero," PC market. We commenced shipment of our Savage3D product during the third quarter of 1998. This product was intended to address the high performance 3D acceleration market. The Savage3D failed to achieve significant market acceptance. As a result, our products only addressed the lower margin segments of the market, which contributed to our net losses in recent periods. We recently commenced shipments of our Savage4 product, which is designed to compete in multiple performance segments of the commercial and consumer PC markets and to satisfy multiple-function market needs, such as graphics, video and DVD support. We do not know whether Savage4 will be able to compete successfully in those segments. If we are not able to introduce and successfully market higher performance products, our gross margin and profitability could be negatively affected.

Demand For Our Products May Decrease If the Same Capabilities Provided By Our Products Become Available In Operating Systems Or Embedded In Other Personal Computer Components.

   A majority of our net sales are derived from the sale of graphics boards and multimedia accelerators for PC subsystems. However, there is a trend within the industry for lower performance graphics and video functionality to migrate from the graphics board to other personal computer components or into operating systems. We expect that additional specialized graphics processing and general purpose computing capabilities will be integrated into future versions of Intel and other Pentium-based microprocessors and that standard multimedia accelerators in the future will likely integrate memory, system logic, audio, communications or other additional functions. In particular, Intel and others have announced plans to develop chips that integrate graphics and processor functions to serve the lower-cost PC market. These could significantly reduce the demand for our products. Graphics boards are usually used in higher-end personal computers offering the latest technology and performance features. However, as graphics functionality becomes technologically stable and widely accepted by personal computer users, it typically migrates to the personal computer motherboard. We expect this trend to continue, especially with respect to low-end graphics boards. In this regard, the MMX instruction set from Intel and the expanded capabilities provided by the DirectX applications programming interface from Microsoft have increased the capability of Microsoft's operating systems to control display features that have traditionally been performed by graphics boards. As a result of these trends of technology migration, our success largely depends on our ability to continue to develop products that incorporate new and rapidly evolving technologies that manufacturers have not yet fully incorporated onto personal computer motherboards or into operating systems.

   We have not previously offered integrated graphics/core logic accelerator products that provide these functions, which have traditionally been provided by separate single function chips or chipsets. We have and intend to continue to expand the scope of our research and development efforts to provide these functions, which will require that we hire engineers skilled in these areas and promote additional coordination among our design and engineering groups. Alternatively, we may find it necessary or desirable to license or acquire technology to enable us to provide these functions, and we cannot assure you that any such technology will be available for license or purchase on terms acceptable to us.

   We believe that a large portion of the growth in the sales of personal computers may be in sealed systems that contain most functionality on a single systems board and are not upgradeable in the same manner as are most personal computers. These sealed computers would contain a systems board that could include CPU, system memory, graphics, audio and Internet or network connectivity functionality on a single board. Although Diamond acquired Micronics Computers in 1998 for the purposes of obtaining technical and marketing expertise and brand acceptance in CPU motherboard design and developing integrated multimedia system board products, we cannot assure you that a significant market will exist for low-cost fixed system boards or that the acquisition of Micronics will enable us to compete successfully in this emerging market or in the current motherboard market.

If We Are Unable To Continue To Develop and Market New and Enhanced Products, Our Average Selling Prices and Gross Profits Will Likely Decline.

   We must continue to develop new products in order to maintain average selling prices and gross margins. As the markets for our products continue to develop and competition increases, we anticipate that product life cycles will shorten and average selling prices will decline. In particular, average selling prices and, in some cases, gross margins for each of our products will decline as products mature. A decline in selling prices may cause the net sales in a quarter to be lower than those of a preceding quarter or corresponding quarter in a prior year, even if more units were sold during that quarter than in the preceding or corresponding quarter of a prior year. To avoid that, we must successfully identify new product opportunities and develop and bring new higher-end and higher-margin products to market in time to meet market demand. The availability of new products is typically restricted in volume early in a product's life cycle. If customers choose to wait for the new version of a product instead of purchasing the current version, our ability to procure sufficient volumes of these new products to meet higher customer demand will be limited. If this happens, our revenues and operating margins could be harmed.

Our Products Have Short Product Life Cycles, Requiring Us To Manage Product Transitions Successfully In Order To Remain Competitive.

   Our products have short product life cycles. If we fail to introduce new products successfully within a given time frame, our competitors could gain market share, which could cause us to lose revenue. Further, continued failure to introduce competitive new products on time could also damage our brand name, reputation and relationships with our customers and cause longer-term harm to our financial condition. Also, we anticipate that the transition of the design of Diamond's boards based on new graphics chip architectures by us will require significant effort. Our major OEM customers typically introduce new computer system configurations as often as twice a year. The life cycles of Diamond's graphics boards typically range from six to twelve months and the life cycles of our graphic chips typically range from twelve to eighteen months. Short product life cycles are the result of frequent transitions in the computer market in which products rapidly incorporate new features and performance standards on an industry-wide basis. Our products must be able to support the new features and performance levels being required by personal computer manufacturers at the beginning of these transitions. Otherwise, we would likely lose business as well as the opportunity to compete for new design contracts until the next product transition. Failing to develop products with required features and performance levels or a delay as short as a few months in bringing a new product to market could significantly reduce our revenues for a substantial period.

We May Face Inventory Risks That Are Increased By A Combination Of Short Product Life Cycles and Long Component Lead Times.

   The short product life cycles of our board-based products also give rise to a number of risks involving product and component inventories. These risks are heightened by the long lead times that are necessary to acquire some components of our products. We may not be able to reduce our production or inventory levels quickly in response to unexpected shortfalls in sales. This could leave us with significant and costly obsolete inventory. Long component lead times could cause these inventory levels to be higher than they otherwise would be and may also prevent us from quickly taking advantage of an unexpected new product cycle. This can lead to costly lost sales opportunities and loss of market share, which could result in a loss of revenues. For example, the timing and speed of the PCI-to-AGP bus transition and the SGRAM-to-SDRAM memory transition led to an excess inventory of PCI and SGRAM-based products at Diamond and in its distribution channel, which in turn resulted in lower average selling prices, lower gross margins, end-of-life inventory write-offs, and higher price protection charges during the second and third quarters of 1998. Further, declining demand for an excess supply of Monster 3D II and competitive 3D gaming products in the channel during the third quarter of 1998 resulted in rapidly declining revenue and prices vis-a-vis the second quarter of 1998, and resulted in price protection charges for this class of product in the third quarter of 1998. We estimate and accrue for potential inventory write-offs and price protection charges, but we cannot assure you that these estimates and accruals will be sufficient in future periods, or that additional inventory write-offs and price protection charges will not be required. The impact of these charges on Diamond's operating results in 1998 and the first quarter of 1999 was material. Any similar occurrence in the future could materially and adversely affect our operating results because as our subsidiary, Diamond's charges will be included in our operating results on a going forward basis.

We Depend On Third Parties For the Manufacture Of Our Products.

   We currently rely on two independent foundries to manufacture all of our products either in finished form or wafer form. We have a "take or pay" contract with Taiwan Semiconductor Manufacturing Company ("TSMC") and a joint venture foundry, United Semiconductor Corporation ("USC"). Our agreement with TSMC provides capacity through 2002 and requires us to make annual advance payments to purchase specified capacity to be applied against the following year's capacity or to forfeit advance payments against those amounts. In the fourth quarter of 1998, we wrote off approximately $4.0 million of the 1998 prepaid production capacity because it did not fully utilize the capacity related to the advance payment. As of September 30, 1999, our note payable to TSMC was $9.6 million. If we purchase excess inventories of particular products or choose to forfeit advance payments, our operating results could be harmed.

   In June 1999, we entered into an agreement with United Microelectronics Corporation ("UMC"), the majority owner of the USC foundry joint venture, under which we gave up our right to elect a director to USC's board. UMC has also announced plans to merge USC with UMC, with USC shareholders, including us, to receive UMC shares. If the merger of UMC and USC occurs, we will lose our ability to influence the USC board and any veto power we had over actions to be taken by USC. As a result, our relationship with USC will be based on a foundry capacity agreement rather than a joint venture. Although we are currently unaware of any changes that UMC may propose in the future to the foundry relationship, we will have less ability to influence USC if changes adverse to us are made in the future.

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

   TSMC and USC are both located in the Science-Based Industrial Park in Hsin Chu City, Taiwan. We currently expect these foundries to supply the substantial portion of our products in 1999 and 2000. Disruption of operations at these foundries for any reason, including work stoppages, political or military conflicts, earthquakes or other natural disasters, could cause delays in shipments of our products which could have a material adverse effect on our operating results. In September 1999, Taiwan experienced a major earthquake. The earthquake and its resulting aftershocks caused power outages and significant damage to Taiwan's infrastructure. The result could be a delay of shipments of our products from the TSMC and USC foundries in Taiwan. Such delays could have a material adverse effect on our operating results.

   In addition, as a result of the rapid growth of the semiconductor industry based in the Science-Based Industrial Park, severe constraints have been placed on the water and electricity supply in that region. Any shortages of water or electricity could adversely affect our foundries' ability to supply our products, which could have a material adverse effect on operating results.

   We rely on independent surface mount technology subcontractors to manufacture, assemble or test certain of our products. We procure our components, assembly and test services and assembled products through purchase orders and we do not have specific volume purchase agreements with each of our subcontractors. Most our subcontractors could cease supplying the services, products or components at any time with limited or no penalty. If we need to replace a key subcontractor, we could incur significant manufacturing set-up costs and delays. Also, we may be unable to find suitable replacement subcontractors. Our emphasis on maintaining low internal and channel inventory levels may exacerbate the effects of any shortage that may result from the use of sole-source subcontractors during periods of tight supply or rapid order growth. Further, some of our subcontractors are located outside the United States, which may present heightened process control, quality control, political, infrastructure, transportation, tariff, regulatory, legal, import, export, economic or supply chain management risks.

We Have Significant Product Concentration and Significantly Depend On the Health Of the Graphics and Multimedia Accelerator Market, Which Means That A Decline In Demand For A Single Product, Or In the Graphics and Multimedia Accelerator Market In General, Could Severely Impact Overall Revenues and Financial Results.

   Our revenues are dependent on the markets for graphics/video chips for PCs and on our ability to compete in those markets. Our business would be materially harmed if we are unsuccessful in selling these graphic chips. Historically, over 75% of the net sales of our subsidiary, Diamond, have come from sales of graphics and video accelerator subsystems. Although Diamond has introduced audio subsystems, has entered the PC modem and home networking markets, and has entered into the PC consumer electronics market with its Rio Internet music player, graphics and video accelerator subsystems are expected to continue to account for the majority of our sales for the foreseeable future. A decline in demand or average selling prices for graphics and video accelerator subsystems, whether as a result of new competitive product introductions, price competition, excess supply, widespread cost reduction, technological change, incorporation of the products' functionality onto personal computer motherboards or otherwise, would have a material adverse effect on our sales and operating results.

Our Sales Are Concentrated Within A Limited Number Of Customers.

   We expect a significant portion of our future sales to remain concentrated within a limited number of strategic customers. If we lose one or more of these customers, our operating results would be harmed.

   One customer, IBM Corporation, accounted for 26% of net sales for the nine months ended September 30, 1999. One distributor, Synnex Technology, Inc. ("Synnex"), accounted for 16% of net sales for the nine months ended September 30, 1999. Two distributors, Synnex and Promate Electronic Co., accounted for 37% and 13% of net sales, respectively, for the nine months ended September 30, 1998, respectively. We expect a significant portion of our future sales to remain concentrated within a limited number of strategic customers, who we may be unable to retain. Our strategic customers may cancel or reschedule orders. Canceled orders may not be replaced by other sales, adversely impacting our operating results.

The Manufacturers On Which We Depend May Experience Manufacturing Yield Problems That Could Increase Our Per Unit Costs and Otherwise Jeopardize the Success Of Our Products.

   Our products, graphics chips, are difficult to manufacture. The production of graphic chips requires a complex and precise process that often presents problems that are difficult to diagnose and time-consuming or expensive to solve. As a result, companies like us often experience problems in achieving acceptable wafer manufacturing yields. Our chips are manufactured from round wafers made of silicon. During manufacturing, each wafer is processed to contain numerous individual integrated circuits, or chips. We may reject or be unable to sell a percentage of wafers or chips on a given wafer because of:

~  minute impurities,

~  difficulties in the fabrication process,

~  defects in the masks used to print circuits on a wafer,

~  electrical performance,

~  wafer breakage, or

~  other factors.

   We refer to the proportion of final good chips that have been processed, assembled and tested relative to the gross number of chips that could be constructed from the raw materials as our manufacturing yields. These yields reflect the quality of a particular wafer. Depending on the specific product, in the past, we negotiated with our manufacturers to pay either an agreed upon price for all wafers or a price that is typically higher for only wafers of acceptable quality. If the payment terms for a specific product require us to pay for all wafers, and if yields associated with that product are poor, we bear the risk of those poor manufacturing yields.

We Are Subject To Risks Relating To Product Returns and Price Protection.

   We often grant limited rights to customers to return unsold inventories of our products in exchange for new purchases, also known as "stock rotation." We also often grant price protection on unsold inventory, which allows customers to receive a price adjustment on existing inventory when our published price is reduced. Also, some of our retail customers will readily accept returned products from their own retail customers. These returned products are then returned to us for credit. We estimate returns and potential price protection on unsold inventory in our distribution channel. We accrue reserves for estimated returns, including warranty returns and price protection, and since the fourth quarter of 1998, we reserve the gross margin associated with channel inventory levels that exceed four weeks of demand. We may be faced with further significant price protection charges as our competitors move to reduce channel inventory levels of current products, such as our Master Fusion, as new product introductions are made.

We Depend On Sales Through Distributors. If Relationships With Or Sales Through Distributors Decline, Our Operating Results Will Be Harmed.

   A substantial percentage of our products are distributed through add-in card manufacturers that in turn sell to value-added resellers, system integrators, OEMs and distributors. Accordingly, we depend on these add-in card manufacturers to assist it in promoting market acceptance of our products. The board manufacturers that purchase our products are generally not committed to making future purchases of our products and, therefore, could discontinue incorporating our products into their graphics boards in favor of a competitor's product or for any other reason.

   We sell our products through a network of domestic and international distributors, and directly to major retailers/mass merchants, value-added resellers and OEM customers. Our future success is dependent on the continued viability and financial stability of our customer base. Computer distribution and retail channels historically have been characterized by rapid change, including periods of widespread financial difficulties and consolidation and the emergence of alternative sales channels, such as direct mail order, telephone sales by PC manufacturers and electronic commerce on the worldwide web. The loss of, or a reduction in, sales to certain of our key distribution customers as a result of changing market conditions, competition or customer credit problems could materially and adversely affect our operating results. Likewise, changes in distribution channel patterns, such as:

~  increased electronic commerce via the Internet,

~  increased use of mail-order catalogues,

~ increased use of consumer-electronics channels for personal computer sales, or

~ increased use of channel assembly to configure PC systems to fit customers' requirements could affect us in ways not yet known. For example, the rapid emergence of Internet-based e-commerce, in which products are sold direct to consumers at low prices, is putting substantial strain on some of our traditional distribution channels.

   Inventory levels of our products in the two-tier distribution channels generally are maintained in a range of one to two months of customer demand. These channel inventory levels tend toward the low end of the months-of-supply range when demand is stronger, sales are higher and products are in short supply. Conversely, during periods when demand is slower, sales are lower and products are abundant, channel inventory levels tend toward the high end of the months-of-supply range. Frequently, in these situations, we attempt to ensure that distributors devote a greater degree of their working capital, sales and logistics resources to our products instead of to our competitors. Similarly, our competitors attempt to ensure that their own products are receiving a disproportionately higher share of the distributors' working capital and logistics resources. In an environment of slower demand and abundant supply of products, price declines and channel promotional expenses are more likely to occur and, should they occur, are more likely to have a significant impact on our operating results. Further, in an event like this, high channel inventory levels may result in substantial price protection charges. These price protection charges have the effect of reducing net sales and gross profit. Consequently, in taking steps to bring our channel inventory levels down to a more desirable level, we may cause a shortfall in net sales during one or more accounting periods. These efforts to reduce channel inventory might also result in price protection charges if prices are decreased to move product out to final consumers, having a further adverse impact on operating results. We accrue for potential price protection charges on unsold channel inventory. We cannot assure you, however, that any estimates, reserves or accruals will be sufficient or that any future price reductions will not seriously harm our operating results.

   Our products are priced for and generally aimed at the higher performance and higher quality segment of the market. Therefore, to the extent that OEMs and value added resellers focus on low-cost solutions rather than high-performance solutions, an increase in the proportion of our sales to OEMs may result in an increase in the proportion of our revenue that is generated by lower-selling price and lower-gross-margin products, which could adversely affect our future gross margins and operating results.

We Rely On Intellectual Property and Other Proprietary Information That May Not Be Adequately Protected and That May Be Expensive To Protect.

   The industry in which we compete is characterized by vigorous protection and pursuit of intellectual property rights. We rely heavily on a combination of patent, trademark, copyright, and trade secret laws, employee and third-party nondisclosure agreements and licensing arrangements to protect our intellectual property. If we are unable to adequately protect our intellectual property, our business may suffer from the piracy of our technology and the associated loss of sales. Also, the protection provided to our proprietary technology by the laws of foreign jurisdictions, many of which offer less protection than the United States, may not be sufficient to protect our technology. It is common in the personal computer industry for companies to assert intellectual property infringement claims against other companies. Therefore, our products may also become the target of infringement claims. These infringement claims or any future claims could cause us to spend significant time and money to defend our products, redesign our products or develop or license a substitute technology. We may be unsuccessful in acquiring or developing substitute technology and any required license may be unavailable on commercially reasonable terms, if at all. In addition, an adverse result in litigation could require us to pay substantial damages, cease the manufacture, use, sale, offer for sale and importation of infringing products, or discontinue the use of certain processes. Any of those events could materially harm our business. Litigation by or against us could result in significant expense to us and could divert the efforts of our technical and management personnel, regardless of the outcome of such litigation. For example, in October 1995, Brooktree Corporation alleged that some of our products infringed a Brooktree patent. Defending the resulting lawsuit caused us substantial expense and diverted the efforts of our technical and management personnel. In a settlement of that suit, we agreed to pay to Brooktree a license fee and royalties relating to certain product revenues over a five-year period. However, even if claims do not have merit, we may be required to dedicate significant management time and expense to defending ourselves if we are directly sued, or assisting our OEM customers in their defense of these or other infringement claims pursuant to indemnity agreements. This could have a negative effect on our financial results. For example, Intel Corporation is currently in litigation with VIA with which we recently entered into a joint venture to bring high-performance integrated graphics and core logic chip sets to the volume OEM desktop and notebook PC markets. The result of such litigation could have an adverse effect on the Company.

Our Products Depend Upon Third-party Certifications, Which May Not Be Granted For Future Products, Resulting In Product Shipment Delays and Lost Sales.

   We submit most of our products for compatibility and performance testing to the Microsoft Windows Hardware Quality Lab because our OEM customers typically require our products to have this certification prior to making volume purchases. This certification typically requires up to several weeks to complete and entitles us to claim that a particular product is "Designed for

Microsoft Windows." We may not receive this certification for future products in a timely fashion, or at all, which could result in product shipment delays and lost sales.

We May Not Be Able To Retain Or Integrate Key Personnel, Which May Prevent Us From Succeeding.

   We may not be able to retain our key personnel or attract other qualified personnel in the future. Our success will depend upon the continued service of key management personnel. The loss of services of any of the key members of our management team or our failure to attract and retain other key personnel could disrupt our operations and have a negative effect on employee productivity and morale, decreasing production and harming our financial results. In addition, the competition to attract, retain and motivate qualified technical, sales and operations personnel is intense. We have at times experienced, and continue to experience, difficulty recruiting qualified software and hardware development engineers.

We May Encounter Year 2000 Compliance Problems Involving Business and Administrative Systems, Including Phone and Other Communications and Administrative Support Systems, That Could Negatively Affect Their Operations and Financial Results.

   We use a significant number of computer software programs and operating systems in our internal operations. These include applications used in financial business systems and various administration functions, including phone and other communications and administrative support systems, and also software programs in our products. If these software applications are unable to interpret appropriately dates occurring in the upcoming calendar year 2000, some level of modification or replacement of such software may be necessary. We have conducted year 2000 compliance testing and we believe that all of our existing products are year 2000 compliant. Despite this belief, our products may not be year 2000 compliant. If our products fail to perform, including failures due to the onset of calendar year 2000, our product sales and financial results will suffer. We are currently evaluating our information technology for year 2000 compliance. This evaluation includes reviewing what actions are required to make all internally used software systems year 2000 compliant as well as actions necessary to make us less vulnerable to year 2000 compliance problems associated with third parties' systems. These measures may not solve all year 2000 problems. Any year 2000 problems could have a negative effect on our operations and financial results. In addition, our customers and suppliers may not be year 2000 compliant, which could also negatively affect us. Our suppliers may be unable to supply necessary goods to us as a result of their year 2000 problems. Such interruptions, if material may have an adverse effect. If our customers experience year 2000 problems, demand for our products may decrease which, if material, may have an adverse effect.

We Depend On A Limited Number Of Third Party Developers and Publishers That Develop Graphics Software Products That Will Operate With and Fully Utilize the Capabilities Of Our Products To Generate Demand For Our Products.

   Only a limited number of software developers are capable of creating high quality entertainment software. Because competition for these resources is intense and is expected to increase, a sufficient number of high quality, commercially successful software titles compatible with our products may not be developed. We believe that the availability of numerous high quality, commercially successful software entertainment titles and applications significantly affects sales of multimedia hardware to the PC-based interactive 3D entertainment market. We depend on third party software developers and publishers to create, produce and market software titles that will operate with our 3D graphics accelerators. If a sufficient number of successful software titles are not developed, our product sales and revenues could be negatively impacted. In addition, the development and marketing of game titles that do not fully demonstrate the technical capabilities of our products could create the impression that our technology offers only marginal or no performance improvements over competing products. Either of these effects could have an adverse effect on our product sales and financial results.

We Depend On A Limited Number Of Suppliers From Whom We Do Not Have A Guarantee Of Adequate Supplies, Increasing the Risk That A Loss Of Or Problems With A Single Supplier Could Result In Impaired Margins, Reduced Production Volumes, Strained Customer Relations and Loss Of Business.

   We obtain several of the components used in our products from single or limited sources. If component manufacturers do not allocate a sufficient supply of components to meet our needs or if current suppliers do not provide components of adequate quality or compatibility, we may have to obtain these components from distributors or on the spot market at a higher cost. We have no guaranteed supply arrangements with any of our suppliers, and current suppliers may not be able to meet our current or future component requirements. If we are forced to use alternative suppliers of components, we may have to alter our product designs to accommodate these components. Alteration of product designs to use alternative components could cause significant delays and could require product recertification by our OEM customers or reduce our production of the related products. In addition, from time to time we have experienced difficulty meeting certain product shipment dates to customers for various reasons. These reasons include component delivery delays, component shortages, system compatibility difficulties and component quality deficiencies. Delays in the delivery of components, component shortages, system compatibility difficulties and supplier product quality deficiencies will continue to occur in the future. These delays or problems have in the past and could in the future result in impaired margins, reduced production volumes, strained customer relations and loss of business. For example, DRAM and flash memory components, which are used in our graphics boards, have significantly increased in price over the last six weeks due in part to supply interruptions arising from the earthquake in Taiwan. These price increases may have an adverse impact on our gross margin in future periods. Also, in an effort to avoid actual or perceived component shortages, we may purchase more of certain components than we otherwise require. Excess inventory resulting from such over-purchases, obsolescence or a decline in the market value of such inventory could result in inventory write-offs, which would have a negative effect on our financial results as happened in the first and second quarters of 1998. Similarly, Diamond's perception of component shortages caused Diamond to over-purchase certain components and pay surcharges for components that subsequently declined in value in the second, third and fourth quarters of 1998. In addition, our inventory sell-offs or sell-offs by our competitors could trigger channel price protection charges, further reducing our gross margins and profitability, as occurred with the Monster 3D II product line in the third and fourth quarters of 1998.

We May Experience Product Delivery Delays Due To The Inadequacy Or Incompatibility Of Software Drivers, Such Delays Could Hurt Our Sales.

   Some components of our products require software drivers in order for those components to work properly in a PC. These software drivers are essential to the performance of nearly all of our products and must be compatible with the other components of the graphics board and PC in order for the product to work. Some of these products that include software drivers are among those products based on components, including software drivers, that are supplied by a limited number of suppliers. From time to time, we have experienced product delivery delays due to inadequacy or incompatibility of software drivers either provided by component suppliers or developed internally by them. These delays could cause us to lose sales, revenues and customers. Software driver problems will continue to occur in the future, and those problems could negatively affect our operating results.

Our Entry Into New Product Markets Could Divert Resources From Our Core Business and Expose Us To Risks Inherent In New Markets.

   Our business historically has focused primarily on the design, manufacture and sale of graphics boards. However, Diamond from time to time undertook new product initiatives, such as the Rio line of Internet music players, the launching of the RioPort.com music website and entry into the home networking market. There are numerous risks inherent in entering into new product markets. These risks include the reallocation of limited management, engineering and capital resources to unproven product ventures, a greater likelihood of encountering technical problems and a greater likelihood that our new products will not gain market acceptance. The failure of one or more of such products could negatively impact our financial results. Adverse effects of new products may also inure our reputation in our core business and also could negatively impact our financial results.

We Have Significant Exposure To International Markets.

   Export sales accounted for 89%, 70% and 58% of our net sales in 1998, 1997 and 1996, respectively. We expect that export sales will continue to represent a significant portion of net sales, although there can be no assurance that export sales, as a percentage of net sales, will remain at current levels. Diamond's net sales in Europe accounted for 36%, 26% and 22% of total net sales during 1998, 1997 and 1996, respectively. Diamond's other international net sales accounted for 10%, 12% and 16% of total net sales for it during 1998, 1997 and 1996, respectively. In addition, a substantial proportion of our products are manufactured, assembled and tested by independent third parties in Asia. As a result, we are subject to the risks of conducting business internationally, including:

~ unexpected changes in, or impositions of, legislative or regulatory requirements;

~ fluctuations in the U.S. dollar, which could increase the price in local currencies of our products in foreign markets or increase the cost of wafers and components purchased by us;

~ delays resulting from difficulty in obtaining export licenses for certain technology;

~  tariffs and other trade barriers and restrictions;

~  potentially longer payment cycles;

~  greater difficulty in accounts receivable collection;

~  potentially adverse tax treatment;

~  the burdens of complying with a variety of foreign laws; and

~  year 2000 computer malfunctions.

   In the past, we have experienced an adverse impact associated with the economic downturn in Asia that contributed to decreases in net sales. In addition, our international operations are subject to general geopolitical risks, such as political and economic instability and changes in diplomatic and trade relationships. The People's Republic of China and Taiwan have in the past experienced and are currently experiencing strained relations, and a worsening of relations or the development of hostilities between them could disrupt operations at our foundries and affect our Taiwanese customers.

We Are Parties To Legal Proceedings Alleging Securities Violations That Could Have A Negative Financial Impact On Us.

   Since November 1997, a number of complaints have been filed in federal and state courts seeking an unspecified amount of damages on behalf of an alleged class of persons who purchased shares of our common stock at various times between April 18, 1996 and November 3, 1997, referred to as the "class period." The complaints name us as well as some of our officers and former officers and some of our directors as defendants. The complaints assert that the defendants violated federal and state securities laws by misrepresenting and failing to disclose certain information about our business during the class period. In addition, stockholders have filed derivative actions in the state courts of California and Delaware seeking recovery on our behalf, alleging, among other things, breach of fiduciary duties by the individual defendants. Discovery is currently proceeding. While our management intends to defend the actions against us vigorously, an adverse result or settlement with regard to these lawsuits could have a material adverse effect on our financial condition or results of operations.

   Diamond has been named as a defendant in several putative class action lawsuits that were filed in June and July 1996 and June 1997 in the California Superior Court for Santa Clara County and the U.S. District Court for the Northern District of California. Some of Diamond's executive officers and directors are also named as defendants. The plaintiffs purport to represent a class of all persons who purchased Diamond common stock between October 18, 1995 and June 20, 1996, referred to as the "class period." The complaints allege claims under the federal securities laws and California law. The plaintiffs allege that Diamond and the other defendants made various material misrepresentations and omissions during the class period. The complaints do not specify the amount of damages sought. Diamond believes that it has good defenses to the claims alleged in the lawsuits and will defend itself vigorously against these actions. No trial date has been set for any of these actions. The ultimate outcome of these actions cannot be presently determined. Accordingly, we have not made any provision for any liability or loss that may result from adjudication of these lawsuits.

   In addition, we have been named, with Diamond, as defendants in litigation relating to the merger. On August 4, 1999, two alleged stockholders of Diamond filed a lawsuit, captioned Strum v. Schroeder, et al., in the Superior Court of the State of California for the County of Santa Clara. Plaintiffs, on behalf of themselves and a class of all Diamond stockholders similarly situated whom they purportedly represent, challenge the terms of the merger. The complaint names Diamond, the directors of Diamond and us as defendants. The complaint alleges generally that Diamond's directors breached their fiduciary duties to stockholders of Diamond and seeks rescission and the recovery of unspecified damages, fees and expenses. We believe, as do the individual defendants, that we have meritorious defenses to the lawsuit and we and the individual defendants intend to defend the suit vigorously.

We Have A Significant Level Of Debt.

   At September 30, 1999, we had total debt outstanding of $166.2 million. The degree to which we are leveraged could adversely affect our ability to obtain additional financing for working capital or other purposes and could make us more vulnerable to economic downturns and competitive pressures. Our significant leverage could also adversely affect our liquidity, as a substantial portion of available cash from operations may have to be applied to meet debt service requirements. In the event of a cash shortfall, we could be forced to reduce other expenditures to be able to meet such debt service requirements.

Our Stock Price Is Highly Volatile and We Expect That Our Stock Price Will Continue To Be Highly Volatile.

   The market price of our common stock has been highly volatile, like that of the common stock of many other semiconductor companies. We expect our common stock to remain volatile. This volatility may result from:

~ general market conditions and market conditions affecting technology and semiconductor stocks generally;

~  actual or anticipated fluctuations in our quarterly operating results;

~ announcements of design wins, technological innovations, acquisitions, investments or business alliances, by us or our competitors; and

~  the commencement of, developments in or outcome of litigation.

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

   In the past, following periods of volatility in the market price of a particular company's securities, securities class action litigation has often been brought. This litigation could result in substantial costs and a diversion of our management's attention and resources. Litigation was brought against us in 1994, and we are currently involved in securities class action litigation. Diamond is also involved in similar proceedings.

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

   Principal (Notional) Amounts Maturing in 1999 in U.S. Dollars:

                                                           FAIR VALUE AT
                                                        SEPTEMBER 30, 1999
                                                       ----------------------
                                                           (IN THOUSANDS,
                                                       EXCEPT INTEREST RATES)
Cash and equivalents .............................            $ 72,796
Weighted average interest rate ...................                4.59%
Short-term investments ...........................            $ 74,656
Weighted average interest rate ...................                5.41%
Total portfolio ..................................            $147,452
Weighted average interest rate ...................                5.01%

CONVERTIBLE SUBORDINATED NOTES

   In September 1996, the Company completed a private placement of $103.5 million aggregate principal amount of convertible subordinated notes. The notes mature in 2003. Interest is payable semi-annually at 5 _% per annum. The notes are convertible at the option of the note holders into the Company's common stock at an initial conversion price of $19.22 per share, subject to adjustment.

Beginning in October 1999, the notes are redeemable at the option of the Company at an initial redemption price of 102% of the principal amount. The fair value of the convertible subordinated notes at September 30, 1999 was approximately $
92.6 million.

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

   The effect of foreign exchange rate fluctuations on the Company's financial statements for the three and nine months ended September 30, 1999 and 1998 was not material. Since foreign currency exposure increases as intercompany receivables grow, from time to time the Company uses foreign exchange forward contracts as a means for hedging these balances. As of September 30, 1999, the Company held the following forward exchange contracts:

                                                      MATURITY DATE         NOTIONAL     FAIR VALUE
                                                      -------------         --------     ----------
                                                                                  (IN THOUSANDS)
 Foreign Currency Forward Exchange Contracts:
    275,905,000 New Taiwan Dollars                    October 5, 1999        $8,476         $(187)
    275,905,000 New Taiwan Dollars                    December 17,1999        8,516          (141)
    275,905,000 New Taiwan Dollars                    April 3, 2000           8,489          (149)
    275,905,000 New Taiwan Dollars                    July 5, 2000            8,466          (161)

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

    The Company is also defending actions involving Diamond, which was acquired in September 1999. Diamond has been named as a defendant in several putative class action lawsuits which were filed in June and July of 1996 and June 1997 in the California Superior Court for Santa Clara County and the U.S. District Court for the Northern District of California. Certain executive officers and directors of Diamond are also named as defendants. The plaintiffs purport to represent a class of all persons who purchased Diamond's Common Stock between October 18, 1995 and June 20, 1996 (the "Class Period"). The complaints allege claims under the federal securities law and California law. The plaintiffs allege that Diamond and the other defendants made various material misrepresentations and omissions during the Class Period. The complaints do not specify the amount of damages sought. No trial date has been set for any of these actions. While management intends to defend these actions against Diamond vigorously, there can be no assurance that an adverse result or settlement with regards to these lawsuits would not have a material adverse effect on the Company's financial condition or results of operations.

   On August 4, 1999, a purported class action complaint was filed against the Company, Diamond and the members of Diamond's Board of Directors. The complaint purports to be brought on behalf of all the stockholders of Diamond. The complaint arises out of the merger of Diamond with S3. The complaint alleges that Diamond and the members of the Board of Directors breached their fiduciary duties to the stockholders by failing to obtain reasonable consideration for Diamond's stockholders in the S3 transaction. The complaint seeks an injunction against the transaction, rescission of the transaction, compensatory damages, and other remedies. The defendants have not yet responded to the complaint. No trial date or other schedule has been established in this matter. While management intends to defend the actions against Diamond vigorously, there can be no assurance that an adverse result or settlement with regards to these lawsuits would not have a material adverse effect on the Company's financial condition or results of operations.

   On April 23, 1999, 3Dfx Interactive, Inc. ("3Dfx") filed a lawsuit against Diamond for breach of contract based upon unpaid invoices in the amount of $3,895,225. On June 4, 1999 Diamond filed an answer and cross-complaint alleging breach of contract, breach of the covenant of good faith and fair dealing, breach of implied warranty and negligence, and thereafter amended the cross-complaint to include a claim for accounting. Diamond's cross-claim seeks offsets totaling $4,868,035 for (1) 3Dfx's breach of an agreement to provide price advantages and other "most favored customer" terms to Diamond; (2) defective 3Dfx product and (3) an accounting of 3Dfx's business records to facilitate the determination of Diamond's damages. These damages offset the amount claimed by 3Dfx for unpaid invoices and result in a net claim of $941,155 by Diamond. At the time it filed its complaint, 3Dfx sought to attach Diamond assets worth $3,895,225. On June 16, 1999 the court issued a right to attach order in the amount of $2,859,035. Diamond thereafter substituted a bond for the attached property, and all attached assets were released. Diamond intends to file a motion to set aside the writ of attachment with a hearing in early January 2000. Discovery has commenced and is ongoing. The parties have also conducted mediation of their dispute and may continue to pursue mediation. No trial date has been set.

    Sega initiated a claim for arbitration in Tokyo, Japan against Diamond in December 1998. The claim arises out of an agreement entered into between Sega and Diamond in September 1995, in which Sega agreed to provide Diamond with Sega game software that Diamond would bundle with its 3-D graphics board "The Edge." Sega claims that Diamond breached the parties' agreement by failing to pay Sega a contractual minimum guaranteed royalty for the games as set forth in the agreement. Sega claims as damages unpaid royalties in the amount of three million, eight hundred thousand and ten dollars and fifty cents ($3,800,010.50), plus pre-judgment interest of twelve percent (12%), calculated from January 31, 1998. On May 28, 1999, Diamond responded to Sega's claims by filing an answer in which it denied the material allegations of Sega's claims. On October 21, 1999, Diamond filed a supplemental brief with the arbitration panel, in which it set forth the factual basis for its denials of Sega's claims. A hearing was held before the arbitration panel on October 28, 1999, at which the arbitration panel granted Sega the opportunity to file a reply to Diamond's supplemental brief by December 10, 1999. A further hearing on this matter has been scheduled for December 17, 1999. Diamond contests the material allegations of Sega's claims. In addition, Diamond has alleged that Sega's failure to provide it with 3-D optimized game software on a timely basis adversely affected sales of The Edge. Diamond claims that these lost sales and profits therefrom provide an offset to Sega's claims in the arbitration. While management intends to defend the action against Diamond vigorously, there can be no assurance that an adverse result or settlement with regards to this arbitration would not have a material adverse effect on the Company's financial condition or results of operation.

    In October 1998, the Company was named as a defendant in a lawsuit filed in the United States District Court for the Central District of California. Plaintiffs were the Recording Industry Association of America, Inc. (the "RIAA"), a trade organization representing recording companies and the Alliance of Artists and Recording Companies (the "AARC") an organization controlled by the RIAA which exists to distribute royalties collected by the copyright office. The complaint alleged that the Company's Rio product, a portable music player, is subject to regulation under the Audio Home Recording Act (the "AHRA") and that the device did not comply with the requirements of the AHRA. On August 2, 1999, Diamond and RIAA entered into a settlement, pursuant to which the lawsuit filed by the RIAA against Diamond and Diamond's counterclaims are to be dismissed. Diamond and the RIAA have announced the mutually satisfactory resolution of outstanding legal issues. The terms of the settlement are confidential.

   The Company is also party to other claims and pending legal proceedings that generally involve employment and trademark issues. These cases are, in the opinion of management, ordinary and routine matters incidental to the normal business conducted by the Company. Although the ultimate outcome of these matters is not presently determinable, management believes that the resolution of all such pending matters will not have a material adverse effect on the Company's financial position or results of operations.

Item 2.  Changes in Securities

(c) On September 24, 1999, the Company sold 1.0 million shares of S3 common stock to a foreign private investor for an aggregate purchase price of $9,375,000. The Company relied upon the exemption from registration provided by either (i) Section 4(2) of the Securities Act and Regulation D thereunder, because (1) the sale was made without general solicitation or advertising, (2) the purchaser represented its intention to acquire the securities for investment only and not with a view to distribution thereof, (3) appropriate legends were affixed to the stock certificate, (4) the purchaser was an accredited investor as such term is defined under Rule 501 of Regulation D, and (5) the purchaser was provided with or had access to or otherwise had adequate information about the Company; or (ii) Regulation S of the Securities Act, because (1) the purchaser certified that it is not a U.S. Person and was not purchasing the shares for the account or benefit of any U.S. Person, (2) the sale was made in an offshore transaction, (3) no directed selling efforts were made in the United States by the Company, a distributor, any of their respective affiliates, or any person acting on behalf of any of the foregoing, (4) the purchaser agreed to resell the shares only in accordance with Regulation S, or pursuant to an available exemption from registration under the Securities Act, (5) the purchaser agreed not to engage in any hedging transactions with regard to the shares except as permitted by the Securities Act, (6) the stock certificate representing the shares contains a legend to the effect that transfer is prohibited except pursuant to an available exemption from registration, and that hedging transactions involving the shares may not be conducted unless in compliance with the Securities Act, and (7) the Company is required by contract to refuse to register any transfer of the shares not made (A) in accordance with Regulation S, (B) pursuant to registration under the Securities Act, or (c) pursuant to an available exemption from registration under the Securities Act.

   On September 20, 1999, the Company sold 1.35 million shares of S3 common stock to a foreign private investor for an aggregate purchase price of $14,065,650. The Company relied upon the exemption from registration provided by
Section 4(2) of the Securities Act of 1933 and Regulation D thereunder, because
(1) the sale was made without general solicitation or advertising, (2) the purchaser represented its intention to acquire the securities for investment only and not with a view to distribution thereof, (3) appropriate legends were affixed to the stock certificate, (4) the purchaser was an accredited investor, and (5) the purchaser was provided with or had access to or otherwise had adequate information about S3.

Item 4. Submission of Matters to a Vote of Security Holders

(a)  A Special Meeting of Stockholders was held September 20, 1999.

(c) The matters voted upon at the meeting and results of the voting with respect to those matters were as follows:

     (1) Issuance of shares of S3 common stock under the terms of a merger agreement between S3 and Diamond Multimedia Systems, Inc.

                           Votes For   Against    Abstain
                          ----------   -------    -------
                          27,766,307   546,539    108,027

     (2) Amendment to the Restated Certificate of Incorporation to increase the number of authorized shares of common stock from 120,000,000 to 175,000,000

                          Votes For    Against    Abstain
                          ---------    -------    -------
                          27,539,780   765,309    115,784

    (3)     Election of Directors

                                             Votes For          Withheld
                                             ---------          --------
                  William J. Schroeder       28,302,627         583,741
                  Gregorio Reyes             28,324,203         562,165
                  James T. Schraith          28,310,153         576,215

Item 6. Exhibits and Reports on Form 8-K

(a)   Exhibits

Exhibit
Number    Notes   Description of Document
------    -----   -----------------------
2.1       (2)     Agreement and Plan of Merger, dated as of June 21, 1999, by and between the Registrant and Diamond

2.2       (3)     Amendment No. 1 to Agreement and Plan of Merger, dated as of September 15, 1199, by and among the
                  Registrant, Diamond and Denmark Acquisition Sub, Inc., a Delaware corporation and wholly owned subsidiary of the Registrant

3(i).1    (1)     Restated Certificate of Incorporation

3(i).2    (4)     Certificate of Amendment of Restated Certificate of Incorporation

3(i).3    (5)     Certificate of Designation of Series A Participating Preferred Stock

3(i).4    (6)     Certificate of Amendment of Restated Certificate of Incorporation

3(i).5            Certificate of Amendment of Restated Certificate of Incorporation

27.1              Financial Data Schedule (filed only with the electronic submission of Form 10-Q in accordance with the
                  EDGAR requirements)

(1) Incorporated by reference from the Registrant's Registration Statement on Form S-1 (File No. 33-57114).

(2)   Incorporated by reference to Appendix A to the Joint Proxy
      Statement/Prospectus, dated August 16, 1999, that forms a part of the Registrant's Registration Statement on Form S-4 filed August 16, 1999 (File No. 333-85323).

(3) Incorporated by reference to exhibit of the same number to the Registrant's Current Report on Form 8-K filed September 30, 1999.

(4) Incorporated by reference to the exhibit of the same number to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995.

(5) Incorporated by reference to the exhibit of the same number to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.

(6) Incorporated by reference to the exhibit of the same number to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998.

(b) Reports on Form 8-K:

   The following report on Form 8-K was filed by the Company during the three months ended September 30, 1999:

   On September 30, 1999, the Company filed a Current Report on Form 8-K dated September 24, 1999 with the Securities and Exchange Commission that disclosed that the Company completed its merger with Diamond Multimedia Systems, Inc. ("Diamond") pursuant to the Agreement and Plan of Merger, dated as of June 21, 1999, as amended, by and among the Company, Diamond and Denmark Acquisition Sub, Inc., a Delaware corporation. Following consummation of the merger, Diamond became a wholly-owned subsidiary of the Company. The following financial statements were incorporated by reference therein: (i) the balance sheets of Diamond at December 31, 1998 and 1997 and the statements of operations, stockholders' equity and cash flows of Diamond for each of the three years in the three-year period ended December 31, 1998, including the report of independent auditors thereon, (ii) the unaudited balance sheet of Diamond at June 30, 1999 and the statements of operations and cash flows of Diamond for the six months ended June 30, 1999 and 1998, and (iii) unaudited pro forma combined condensed financial information of the Company and Diamond, including the statements of operations for the year ended December 31, 1998 and the six months ended June 30, 1999, the balance sheet as of June 30, 1999, and notes thereto.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 S3 INCORPORATED
                                  (Registrant)

                              /s/ WALTER D. AMARAL
                  --------------------------------------------
                                WALTER D. AMARAL
                          Senior Vice President Finance
                           and Chief Financial Officer
                  (Principal Financial and Accounting Officer)

                                November 12, 1999

                                INDEX TO EXHIBITS

Exhibit
Number    Notes   Description of Document
------    -----   -----------------------
2.1       (2)     Agreement and Plan of Merger, dated as of June 21, 1999, by and between the Registrant and Diamond

2.2       (3)     Amendment No. 1 to Agreement and Plan of Merger, dated as of September 15, 1199, by and among the
                  Registrant, Diamond and Denmark Acquisition Sub, Inc., a Delaware corporation and wholly owned subsidiary of the Registrant

3(i).1    (1)     Restated Certificate of Incorporation

3(i).2    (4)     Certificate of Amendment of Restated Certificate of Incorporation

3(i).3    (5)     Certificate of Designation of Series A Participating Preferred Stock

3(i).4    (6)     Certificate of Amendment of Restated Certificate of Incorporation

3(i).5            Certificate of Amendment of Restated Certificate of Incorporation

27.1              Financial Data Schedule (filed only with the electronic submission of Form 10-Q in accordance with the
                  EDGAR requirements)

(1) Incorporated by reference from the Registrant's Registration Statement on Form S-1 (File No. 33-57114).

(2)   Incorporated by reference to Appendix A to the Joint Proxy
      Statement/Prospectus, dated August 16, 1999, that forms a part of the Registrant's Registration Statement on Form S-4 filed August 16, 1999 (File No. 333-85323).

(3) Incorporated by reference to exhibit of the same number to the Registrant's Current Report on Form 8-K filed September 30, 1999.

(4) Incorporated by reference to the exhibit of the same number to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995.

(5) Incorporated by reference to the exhibit of the same number to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.

(6) Incorporated by reference to the exhibit of the same number to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998.