Form 10-K
period 1999-12-31
S3 INC
filed 2000-03-30
CIK 850519

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                       OR

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM ____________ TO ____________ .

                         COMMISSION FILE NUMBER 0-21126

                                S3 INCORPORATED
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                      77-0204341
(STATE OR OTHER JURISDICTION OF INCORPORATION       (I.R.S. EMPLOYER IDENTIFICATION NO.)
               OR ORGANIZATION)

        2841 MISSION COLLEGE BOULEVARD
           SANTA CLARA, CALIFORNIA                                 95054
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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference to Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $1,350,205,400 as of March 1, 2000, based upon the closing price on the Nasdaq National Market reported for such date. This calculation does not reflect a determination that certain persons are affiliates of the Registrant for any other purpose.

     89,905,506 shares of the Registrant's Common stock, $.0001 par value, were outstanding at March 1, 2000.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Items 10 (as to directors), 11 and 12 of Part III incorporate by reference information from the Registrant's Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the Registrant's 2000 Annual Meeting of Stockholders.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                S3 INCORPORATED

                                   FORM 10-K

                                     INDEX

                                                                        PAGE
                                                                        ----
                                   PART I

Item 1.   Business....................................................    3
Item 2.   Properties..................................................   14
Item 3.   Legal Proceedings...........................................   15
Item 4.   Submission of Matters to a Vote of Security Holders.........   17

                                  PART II

Item 5.   Market For Registrant's Common Equity and Related
          Stockholder Matters.........................................   18
Item 6.   Selected Consolidated Financial Data........................   18
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................   20
Item 7A.  Quantitative and Qualitative Disclosures About Market
          Risk........................................................   40
Item 8.   Financial Statements and Supplementary Data.................   42
Item 9.   Changes in and Disagreements With Accountants on Accounting
          and Financial Disclosure....................................   71

                                  PART III

Item 10.  Directors and Executive Officers of the Registrant..........   71
Item 11.  Executive Compensation......................................   72
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................   72
Item 13.  Certain Relationships and Related Transactions..............   72

                                  PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form
          8-K.........................................................   72
SIGNATURES............................................................   77

                                     PART I

ITEM 1. BUSINESS.

     When used in this report, the words "expects", "anticipates", "plans", "believes", and "could" and similar expressions are intended to identify forward-looking statements. Such statements, which include statements concerning the timing of availability and functionality of products under development, trends in the personal computer ("PC") market, the percentage of export sales and sales to strategic customers, and the adoption or retention of industry standards, and the availability and cost of products from the Company's suppliers, are subject to risks and uncertainties, including those set forth under "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors That May Affect Our Results" and elsewhere in this report, that could cause actual results to differ materially from those projected. These forward-looking statements speak only as of the date of this report. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

GENERAL

     S3 Incorporated ("S3" or the "Company") designs, develops, manufactures and distributes multimedia, connectivity and Internet appliance products for the PC and consumer appliance markets. The Company has been a leading supplier of graphics and multimedia accelerator subsystems for PCs for over ten years. In September 1999, S3 made a significant strategic shift by merging with Diamond Multimedia Systems, Inc. ("Diamond"), an established original PC equipment manufacturer ("OEM") and retail provider of communications and home networking solutions, PC graphics and audio add-in boards, digital audio players and Internet appliances. After the merger, S3 restructured its businesses into three divisions along three distinct product lines: Communications, Multimedia and Professional Graphics.

     Communications. S3 is a leading supplier of PC communications equipment. S3's Communications Division sells home networking cards, digital audio players and modems under the Diamond Multimedia brand. Product brands within the Communications Division include the HomeFree line of home networking and DSL gateway products, the Rio family of digital audio players and the Supra line of modems. The Communications Division, which is based in Vancouver, Washington, is also developing Internet appliances.

     Multimedia. The Multimedia Division is a leading provider of notebook graphics chips, PC graphics add-in boards using its own graphics chips and PC audio add-in boards for the OEM, channel and retail markets. S3 has been a pioneer in the PC graphics acceleration hardware and associated software since 1991, when it was the first company to ship in volume a single chip graphics accelerator with a local bus interface. The Company's accelerators are designed to work cooperatively with a PC's central processing unit ("CPU"), implementing functions best suited for a dedicated accelerator while allowing the CPU to perform the more general purpose computing functions. As the demand for greater multimedia capabilities in PCs increases, S3 is focused on delivering accelerator solutions for use in business desktop, home and mobile computing systems. S3's families of accelerator products and software are currently used by many of the world's leading OEMs and motherboard manufacturers.

     The Multimedia Division combines the graphics accelerator chip expertise that has traditionally been the core of S3's business with Diamond's OEM and retail add-in board business. Product brands within the Multimedia Division include the Savage family of desktop and notebook graphics chips, the Stealth, Viper and Speedstar series of graphics boards and the Monster Sound and Sonic Impact series of audio boards. In addition, S3's Multimedia Division has entered into a joint venture with VIA Technologies, Inc. ("VIA") to produce a family of highly integrated graphics and core logic chips targeted for the low-cost segment of the desktop and notebook OEM PC markets. The Multimedia Division is based in Santa Clara, California.

     Professional Graphics. S3's Professional Graphics Division designs, develops and markets graphics solutions for Windows NT workstations. Using IBM's high-end graphics technology, the Fire GL line of add-in boards adds high end products to S3's line of graphics accelerators. The Professional Graphics division is based in Starnberg, Germany.

     In addition to its communications, multimedia and professional graphics business, S3 sells its products through e-commerce websites, including its own on-line store at www.diamondmm.com, mail order catalog organizations and national reseller organizations.

     Headquartered in Santa Clara, California, S3 has sales, marketing and technical facilities in several locations including Austin, Texas; Hong Kong; Paris; Saarbruecken, Germany; Seoul; Singapore; Starnberg, Germany; Sydney, Australia; Taiwan; Tokyo, Winnersh, U.K. and Vancouver, Washington.

     S3 was incorporated on January 9, 1989 in the State of Delaware. The Company operates in one principal industry segment.

S3'S INVESTMENTS

     In October 1999, S3 caused RioPort.com, Inc., which was a wholly owned subsidiary, to sell shares of its preferred stock to third party investors. RioPort.com, Inc. is developing an integrated platform for acquiring, managing and experiencing music and spoken audio programming from the Internet. As a result, the Company retains a minority investment in RioPort.com, Inc. and accounts for its investment using the equity method of accounting. In addition, in November 1999, the Company received $10.9 million for the sale of OneStep, LLC to RioPort.com, Inc.

     In 1995, S3 entered into a joint foundry venture with United Microelectronics Corporation ("UMC") to build United Semiconductor Corporation ("USC"), a semiconductor manufacturing facility in Taiwan, R.O.C. In addition to providing S3 with access to world-class semiconductor manufacturing capacity, S3's investment has appreciated substantially. As of March 1, 2000, S3's 252 million UMC shares were worth over $1 billion, based on the closing price of UMC shares on the Taiwan Stock Exchange on that date. The value of the Company's UMC shares fluctuates based on the trading price of UMC shares on the Taiwan Stock Exchange. As the shares owned in UMC are publicly traded and the Company accounts for its investment on the cost basis, the investment will be adjusted to market value in the first quarter of 2000, in accordance with SFAS 115. No assurance can be given that the Company would realize over $1 billion if it were to liquidate its investment.

RECENT DEVELOPMENTS

     In 1999, S3 introduced the Savage4 and Savage 2000 accelerator chips. These accelerator chips are designed to deliver high-performance multimedia graphics, utilizing S3 texture compression ("S3TC") and single-pass trilinear filtering technologies. S3TC(TM) is a compression technology that compresses data in up to one-sixth the normally required space, which allows for cost effectiveness, and was selected by Microsoft Corporation ("Microsoft") as the standard compression technique in DirectX(TM). The compression technique is also able to deliver photo-realistic 3D quality. S3TC was widely adopted for use in many of 1999's top 3D software game titles, including Unreal and Unreal Tournament, Quake3 Arena, Half Life, Anachronox, Expendable and TrueSpace4 and is being incorporated in future software titles.(1) Combined with S3TC, the single-pass trilinear filtering enhances image quality over traditional bilinear filtering and enables high 3D graphics performance by removing motion artifacts for smoother images without performance degradation.

     In 1999, S3 also introduced its third generation of mobile accelerators, Savage/MX and Savage/IX. The Company's mobile strategy is to combine the same level of 2D, 3D and video capabilities found in its desktop accelerators with advanced power management and flat panel display support. S3's Savage/MX and Savage/IX accelerators bring enhanced capabilities to notebook PC users, such as fully-integrated TV-out, DuoView+ dual display capability and AGP support using S3's S3TC. See "Current Products and Future Product Plans -- Graphics and Video Accelerator Chips."

---------------

(1) The software titles set forth above may be trademarks or registered trademarks of their respective owners.

     On September 24, 1999, S3 completed its merger with Diamond, marking a significant strategic shift. Diamond is a supplier of graphics and multimedia accelerator subsystems for PCs and multimedia and connectivity products for the home, enabling users to create, access and experience new media content from their desktops and through the Internet. Diamond products include the Rio line of Internet music players, the Stealth and Viper series of video accelerators, the Monster series of gaming accelerators, the Fire series of NT workstation 3D graphics accelerators, the Supra series of modems and the HomeFree line of home networking products. The merger with Diamond establishes S3 as a single graphics solutions provider (silicon, board and software) in the retail, commercial and OEM PC graphics markets.

     In November 1999, the Company and VIA established a joint venture to design, produce and market high-performance integrated graphics and core logic chip sets to the volume OEM desktop and notebook PC markets. The joint venture, S3-VIA Inc., is jointly funded and enjoys access to both S3's and VIA's technology as well as distribution rights for developed products between S3 and VIA. S3 owns 50.1% of the voting common stock of S3-VIA and, accordingly, will consolidate the accounts of S3-VIA Inc. in its consolidated financial statements.

     In January 2000, the Company publicly announced that it is exploring business transactions intended to increase stockholder value by separating the Graphics Division from its other business.

     In February 2000, the Company purchased substantially all of the assets of Number Nine Visual Technology Corporation ("Number Nine"). Number Nine was a supplier of graphics accelerator subsystems for PCs using S3 graphics chips. The acquisition of the assets of Number Nine, a supplier to IBM, allows S3 to consolidate its graphics business with IBM into a single source distribution model and furthers S3's strategy of becoming a single graphics solution provider to the PC graphics market. The acquisition also adds skilled hardware and software engineering resources to S3's existing teams.

     In February 2000, VIA purchased from the Company 10,775,000 shares of the Company's Common Stock for an aggregate purchase price of $145,462,500.

CURRENT PRODUCTS AND FUTURE PRODUCT PLANS

     Rio Digital Audio Players. The Rio 300 and Rio 500 are the Company's first Internet appliances. The Rio is a portable digital audio playback device that allows users to enjoy near-CD quality audio that has been uploaded to the device from a PC's hard drive in the MP3 compression format. Users may compress and transfer music from personal CDs and other digital formats for upload to, and playback using, a Rio player. The Rio player uses flash memory and is battery powered, allowing the portable playback of computer based music in the MP3 format.

     Diamond shipped the industry's first hand-held digital audio player in November 1998. In 1999, as competitors entered the market with similar first generation devices, Diamond introduced the second-generation Rio 500 handheld player. The PC and Macintosh-compatible Rio 500 stores and plays up to two hours of music with improved fidelity and gives users more freedom to manage their audio content, compared to the Rio 300, and uses a USB connection for faster upload speeds. S3 is developing its third generation handheld Rio players, which it plans to introduce in 2000. In addition to its handheld Rio devices, S3 is also developing other digital audio products for use in consumers' homes, offices and automobiles.

     HomeFree Home Networking and DSL Residential Gateway Products. S3's Diamond Multimedia-branded HomeFree communications products allow users to network multiple PCs throughout their home via phone lines to share Internet access, content and peripheral devices and to engage in multiple platform applications such as head-to-head gaming.

     S3's HomeFree Phoneline USB uses a USB connection and is the only cross-platform (Windows and Mac-compatible) home networking product on the market. The Company's HomeFree Phoneline 10mb networking product allows users to share Internet access, content and peripheral devices, transferring information at speeds of up to 10Mbps. In addition, the recently announced HomeFree ADSL Residential Gateway allows users to network their DSL Internet connection throughout their entire household.

     In December 1999, S3 and Covad Communications, Inc. ("Covad") a nationwide DSL service provider, agreed to jointly market and sell S3's HomeFree Phoneline and Residential Gateway products with Covad's services, providing consumers with a one-stop shopping DSL solution.

     Supra Modems. Under the Diamond Multimedia brand, S3 markets a family of dial-up fax/data modems that include the SupraExpress and SupraMax family of modems. The SupraExpress family of modems are external fax/data modems that connect via a serial cable or USB interface, support the 56K ITU standard (V.90) and are PC and/or Macintosh compatible. The SupraMax family of modems are internal fax/data modem solutions that connect via the PCI or ISA interface for legacy configurations, while providing an upgraded 56K connection.

     Internet Appliances. S3 is exploring and developing a diverse range of Internet devices that are intended to combine its existing expertise in home networking, consumer design and ease of use with core technology from industry-leaders such as Transmeta, Cirrus Logic, Ravisent Technology and others. One product in development is a web pad based on Transmeta's recently released Crusoe processor. The web pad is a portable device designed for web surfing, portable multimedia, electronic books, streaming audio and video and basic productivity applications. The web pad is currently expected to be introduced in mid-2000 with initial versions geared toward commercial customers, such as hotels, and later versions designed for retail customers.

     Graphics Products. The Company's graphics and video accelerator product line includes a broad array of products, including add-in cards sold under the Diamond Multimedia brand, and graphics chips to support motherboard and computer system OEM designs in both desktop and mobile markets. S3's family of products range from accelerators designed for the desktop market that target cost-conscious consumers to fully-featured multimedia systems designed for the high-end mobile PC market, to professional graphics solutions for the Windows NT workstation market.

  Graphics and Video Accelerator Chips

     Savage2000. Savage2000 is the third generation of S3's Savage family of accelerators. Designed for the consumer and commercial PC markets, the Savage2000 supports 3D rendering, digital video playback and TV-out support for home users, and high-resolution 2D image quality and digital flat panel support for professional users. Suitable for use in retail add-in cards, as well as high-performance OEM systems, the Savage2000 offers 128-bit memory support (up to 166MHz) and up to a 150MHz engine clock. The Savage2000+, which the Company expects to ship in 2000, will offer 128-bit memory support (up to 200MHz) and up to a 200MHz engine clock. Both configurations provide up to 64MB of memory, a 350MHz RAMDAC, DVI-compliant digital panel technology, advanced TV-out support and complete AGP 4X technology.

     Savage4. Savage4 is the second generation of the Savage family of accelerators. Designed for the consumer and commercial PC markets, S3's Savage4 delivers 2D graphics and video acceleration, as well as 3D rendering capabilities equivalent to high-end, niche gaming solutions. Savage4 features a 128-bit 3D engine, AGP 4X technology, true 32-bit 3D rendering, S3TC, trilinear filtered single-pass multi-texturing, hardware accelerated DVD, 32MB memory support and complete digital flat panel support. Currently, Savage4 comes in two configurations: the Savage4 PRO and the Savage4 GT. The Savage4 PRO incorporates AGP 4X technology, 143MHz memory support and up to a 32MB local frame buffer, while the Savage4 GT incorporates AGP 2X technology, 125MHz memory support and up to a 16MB local frame buffer for low-end PC markets.

     Trio3D. Trio3D is the third generation of the Trio family of accelerators. Trio3D features a 128-bit pipeline architecture, support for 125 MHz SGRAM memory and S3's Burst Command Interface(TM) -- a proprietary protocol technology that works in conjunction with either the PCI or AGP bus to increase the command and data efficiency of the Trio3D architecture. Trio3D also supports 3D rendering and is the first accelerator to fully implement the industry standard Video Interface Port bus which provides a dedicated interface from the graphics accelerator to digital video devices and streamlines the movement of this data versus current PCI bus solutions. The Trio3D provides a low-cost, easy-to-implement interface to third party multimedia peripherals such as video cameras, TV-tuners and DVD/MPEG-2 decoders. It also provides support for AGP standard and is designed to be pin-compatible with existing Trio and ViRGE-based designs. In addition, Trio3D's software compatibility with previous generations of S3 products is intended to enable faster time-to-market for manufacturers.

     Mobile Savage. Based on S3's Savage desktop architecture, the Mobile Savage/MX and Mobile Savage/IX bring state-of-the-art 3D graphics acceleration and digital video playback to the notebook PC market, allowing PC users to run the same applications on their notebook as they would on their desktop. The Savage/MX uses discrete memory to provide a high-performance, cost effective solution for desktop replacement notebooks, while the Savage/IX features a unique integrated memory design supporting up to 16MB, the most available on the market today, making it a competitive high-performance solution for thin and light notebook computers. S3's Mobile Savage chips have been designed into multiple notebook models by Toshiba, NEC and MicronPC.com.

  S3-VIA Integrated Graphics/Core Logic Chips

     In 1999, S3 and VIA formed a joint venture to bring a family of high-performance integrated graphics and core logic chip sets to the volume OEM desktop and notebook PC markets in 2000 by combining S3's graphics and VIA's processor technologies. Although competing products are having limited success in the extreme value segments of the PC markets, S3 believes that there is a demand in the volume OEM PC market for integrated products that offer cost-savings without sacrificing performance. Combining S3's cutting-edge graphics and video technology with VIA's comprehensive chip set technology, the joint venture plans to introduce products designed to address this potential market. With the joint venture's first product scheduled to be in mass production by mid-2000, the joint venture is currently working on the next generation of designs. These next-generation designs include an integrated mobile chip set and a higher performance integrated desktop chip set.

  Graphics Boards

     Delivering a range of performance and functionality suitable for use in professional workstations to value PCs, S3's Fire GL, Viper, Stealth and SpeedStar product lines form a comprehensive family of graphics add-in board solutions.

     Fire GL. Based on IBM's high-end graphics technology, S3's Fire GL1 graphics board provides advanced performance in 2D and 3D NT workstation graphics. Targeted at users of CAD/CAM and digital content creation applications, Fire GL1 is available in both PCI and AGP versions. The Fire GL1 comes with 32MB of memory and includes a full suite of software drivers for the leading workstation graphics applications.

     Viper. S3's Viper II graphics solution delivers a low-cost solution that is compatible with some of today's most popular 3D games including Quake III: Arena and Unreal Tournament. In addition to improved 3D graphics performance, Viper II offers digital video (DVD/DTV) and TV functionality for consumers and high-resolution 2D imagery and flat panel support for home office users. Extending the functionality of the Viper II, S3 recently announced a newly designed low-profile Viper II DVI board with AGP 4X support. The new Viper II delivers levels of 3D and DVD performance in a smaller design footprint, as well as comprehensive DVI support for digital display technologies, and is intended to provide OEMs with a graphics solution meeting the size constraints of increasingly slimmer PC form factors.

     Stealth and SpeedStar. S3 supplies its Stealth III S540 and Stealth III S540 Xtreme boards to the volume retail and OEM PC markets. SpeedStar A-55, SpeedStar A-90 and SpeedStar A-200 boards are lower cost, entry level add-in cards based on multiple versions of S3's Savage4 and Trio3D graphics chips. S3 derives a substantial portion of its graphics revenue from these boards.

  Graphics Software

     The Company believes that a complete solution for users of its graphics solutions must include not only high performance acceleration features implemented in silicon, but also a broad line of software, including BIOS, drivers and utilities, that are designed to optimize the performance of its accelerators. The software is shipped as an integral part of the Company's accelerator products. The Company maintains a flexible driver architecture, allowing its drivers to be easily upgraded for the enhanced features supported in next generation accelerator products. S3 uses a combination of in-house software developers and independent contractors to develop its software drivers. The Company's in-house software development team develops strategic software, including BIOS and drivers for the Windows family of operating systems. The Company believes that software expertise is vital to determining the optimal trade-off between silicon and software for next generation accelerator performance and functionality enhancements. The Company has also developed extensive capabilities for testing its accelerators, software drivers and BIOS across a range of applications and OEM system configurations.

     S3 is also actively developing software drivers for what have emerged as the standard APIs for 3D acceleration. Microsoft's Direct3D has emerged as the standard API for the mainstream PC platform and Silicon Graphics, Inc.'s ("Silicon Graphics") OpenGL has emerged as the standard API for high-performance 3D graphics. S3 develops drives for both of these APIs.

  Future Graphics Accelerators and Software

     S3 is developing several graphics and video accelerators and related software products currently scheduled for introduction throughout 2000. S3 believes that its extensive software, systems and silicon expertise, use of advanced design tools, centralized engineering group with strong design expertise and close working relationships with strategic customers and software developers should position the Company to continue to rapidly and cost-effectively define, develop and market advanced accelerators and related software for the PC market.

  Sound Cards. S3's Monster Sound and Sonic Impact boards deliver audio solutions for the retail and OEM markets. Featuring advanced 3D positional audio based on ESS Technology hardware and Quadraphonic HRTF-based "true" 4 speaker playback, the Monster Sound MX400 provides a high-quality audio for PC gaming and music playback, while the Sonic Impact 100 offers a lower cost audio sound solution for PC consumers.

     S3's successful development, manufacture and marketing of its current and planned products are subject to a number of factors. See "Factors That May Affect Our Results"

MARKETS AND STRATEGY

     S3's business strategy is to identify emerging markets and customers' needs, to use its technological expertise to quickly provide integrated, easy to install and use, high-performance multimedia and connectivity solutions for the PC platform, and to use its worldwide channels to achieve broad distribution and support of its products. The Company aims to expand its position as a leader in multimedia and connectivity products for the home, enabling consumers to create, access and experience compelling new media content from their desktops and through the Internet. The Company's objectives for the coming year include: capitalizing on new technologies such as digital audio over the Internet, digital video over the Internet, 3D graphics for NT workstations, broadband modems and home networking; expanding business with large OEMs, international retailers and value added resellers ("VARs") and expanding international sales; and increasing penetration of the market for its digital audio players and its mobile and other graphics accelerators.

     S3's graphics products strategy is to offer an integrated 2D/3D multimedia solution comprised of hardware and software designed around a common architecture that will become the standard graphics engine and a cost-effective package for the desktop and mobile markets. The Company works closely with its key customers in each of those areas to design the products that meet the needs of the individual markets. Through several recent acquisitions, S3 has become a single graphics solutions provider (silicon, board and software) in the retail, commercial and OEM PC graphics markets. See "Recent Developments."

     Recognizing the rapid conversion of consumer electronic products from analog to digital technology, the convergence of consumer and computing systems into new and evolving information access devices and the personal computer's inherent position as the most advanced and well-positioned digital platform, the Company intends to leverage its PC system architecture and multimedia acceleration expertise to develop new products for both computer and consumer applications that exploit these trends. Through several recent acquisitions, S3 has been able to add to its technical expertise and expand product offerings while further improving its distribution channels and market presence both domestically and internationally. See "Recent Developments."

SALES, MARKETING, DISTRIBUTION AND CUSTOMER SUPPORT

     The Company sells its products through independent domestic and international distributors and directly to larger computer retailers, mass merchants, system integrators, VARs and OEMs.

     Retail Products. The Company sells its retail products, such as its communications products and graphics and sound add-in cards, in the United States through e-commerce websites, including its own on-line store at www.diamondmm.com, mail-order catalog organizations and national reseller organizations. The Company is currently seeking to expand its penetration of e-commerce, consumer electronics retail/mass merchant channels, and VAR channels, including programs to address the large and growing channel assembly business, and to increase its sales to large PC systems manufacturers. See "Factors That May Affect Our Results -- We Are Subject To Risks Relating To Product Returns and Price Protection" and "-- We Depend On Sales Through Distributors."

     The Company undertakes significant efforts to expand its retail sales channels through international penetration in Europe, Latin America, and Asia-Pacific, including Japan. The requirements of these regions are, however, substantially different from one another and from the North American market. Any inability of the Company to successfully penetrate these channels or to manage them on a profitable basis could have a material adverse effect on operating results. See "Factors That May Affect Our Results -- We Have Significant Exposure To International Markets."

     OEM Products. S3 markets and distributes its graphics solutions through a direct sales organization supported by field applications engineers, as well as through a network of independent manufacturers' representatives and regional distributors. In North America, the Company uses a combination of independent manufacturers' representatives and a direct sales force operating from the Company's sales offices in California, Georgia, North Carolina and Texas. In Asia, the Company operates from sales and distribution offices in Hong Kong, Japan, Singapore and Taiwan, and through manufacturers' representatives and local distributors located in Hong Kong, Japan, Korea and Taiwan. In Europe, the Company uses organizations that are both manufacturers' representatives and distributors in France, Germany and the United Kingdom. The loss of one or more representatives could have an adverse effect on the Company's operating results. The Company has a global shipment program that allows certain finished products (primarily graphics chips and add-in cards) to ship directly to customers from the Company's independent assembly and testing houses. This program is intended to provide more timely delivery of such products to those customers by eliminating the intermediate step of shipping finished products to the Company's California facilities for repackaging and reshipment.

     The Company sells multimedia accelerator chips to OEMs, motherboard manufacturers and distributors. Sales to these customers are typically made pursuant to specific purchase orders, which are cancelable without significant penalties. In 1999, three customers, IBM Corporation, Dell Computer Corporation and Synnex Technology, Inc. ("Synnex") accounted for 19%, 10% and 9% respectively, of net sales. In 1998, three customers, Synnex, IBM Corporation and Promate Electronics Co., accounted for 39%, 14% and 13%, respectively, of net sales. In 1997, three customers, Synnex, CNW International Limited, and Compaq Computer Corporation, accounted for 20%, 13% and 12%, respectively, of net sales. Synnex, CNW International Limited and Promate Electronics Co. are distributors. The Company expects a significant portion of its future sales of graphics products to remain concentrated within a limited number of strategic customers. There can be no assurance that the Company will be able to retain its strategic customers or that such customers will not otherwise cancel or reschedule orders, or in the event of canceled orders, that such orders will be replaced by other sales. In addition, sales to any particular customer may fluctuate significantly from quarter to quarter. The occurrence of any such event could have a material adverse effect on the

Company's operating results. See "Factors That May Affect Our Results -- A Significant Portion of Our Sales Are Concentrated Within A Limited Number of Customers" and "-- We Depend On Sales Through Distributors."

     Products sold to OEM customers in bulk-packaged format typically consist of packaged chip or board-level hardware accompanied by software drivers, multimedia utility applications and a manual, all frequently implemented on a CD-ROM to reduce cost and package size. Products sold to computer retailers and mass merchants typically consist of the hardware, the software and the manuals that are incorporated into the OEM products and, in many cases, additional bundled hardware and software components and installation aids, all in packaging appropriate for consumer sale. Distributors purchase products both packaged for resale to retail outlets, typically for the installed-base upgrade market, and bulk packaged for resale to systems integrators and VARs for incorporation into original-sale PC systems.

     Export sales accounted for 70%, 89% and 70% of net graphics chip sales in 1999, 1998 and 1997, respectively. Approximately 35% of graphics chip export sales in 1999 were to affiliates of United States customers. Due to its graphics export sales, the Company is subject to the risks of conducting business internationally, including those set forth under "Factors That May Affect Our Results -- We Have Significant Exposure to International Markets."

  Customer Support and Service

     Support for Retail Products. The Company maintains a customer service and technical support organization focused on providing value to the Company's customers beyond the purchase of the Company's products. In this regard, the Company provides on-line customer service and technical support to retail customers via email and telephone and an artificial intelligence "wizard" accessible through the Company's website, as well as through facsimile and direct telephonic communication. The Company supports the online community through its presence on the Internet, where technical support, frequently asked questions and a searchable knowledge base can be found. More than 80% of the Company's customer support contacts are currently handled by automated systems.

     Support for OEM Customers. The Company believes that customer service and technical support are important competitive factors in the graphics accelerator market. The Company provides technical support for its OEM customers in major markets in North America, Europe and Asia. Distributors and manufacturers' representatives supplement the Company's efforts by providing additional customer service and technical support to OEM customers for the Company's graphics products. The Company also provides several other types of technical support to its OEM customers, including software distribution, through the Internet, product demonstration software, evaluation boards and application notes.

     The Company works closely with its OEM customers in tracking the progress of its product designs, providing applications design support and upgrading the customers' software to provide the latest enhancements. The Company believes that close contact with its OEM customers not only improves their level of satisfaction, but also provides important insights into defining the system requirements for next generation accelerators and related software products.

RESEARCH AND DEVELOPMENT

     The Company believes that continued investment in research and development are critical to its ability to introduce, on a timely basis and at competitive prices, new and enhanced products incorporating the latest technology and addressing emerging market needs. The Company's research and development staff consisted of 356 employees at December 31, 1999. The Company's software engineers are engaged in ongoing development of software and firmware drivers to enhance the performance of graphics, video and audio accelerators, analog and digital modems, and various PC/Internet appliances, as well as upgrades to the Company's proprietary software utility applications. The Company's engineers are also engaged in the development of new products such as a web pad, new generations of the Rio player, home networking devices, multimedia system boards that will offer various combinations of 3D graphics, digital video, 3D sound, and other emerging PC and Internet multimedia functions. Research and development expenses were $73.9 million, $78.6 million and $78.6 million in the years ended December 31, 1999, 1998 and 1997, respectively.

     The Company also endeavors to work closely with third parties that are strategic to the Company's business. The Company works with suppliers of audio, modem and other multimedia chipsets in an effort to select the appropriate advanced components for the Company's new PC multimedia products. The Company seeks to develop in a timely manner the software required to incorporate the chipsets into the Company's products, and the Company's products into the evolving architecture and capabilities of the PC and the Internet. The Company also works with leading personal computer hardware, operating system and software applications suppliers in order to stay abreast of emerging opportunities and new standards in the market. There can be no assurance that the Company's development efforts will be successful, or that the Company will be able to introduce competitive new products into the marketplace in a timely manner.

MANUFACTURING METHODOLOGY

     Hardware. The Company uses an international network of independent electronics assembly subcontractors, principally located in Asia, to assemble and test its products. The Company generally procures its hardware products on a turnkey basis from its subcontract manufacturing suppliers, but may procure architectural components and consign these to its subcontractors for assembly and board-level testing. The Company performs quality assurance on its products, but subcontracts production level product testing. In 1997, Diamond started the use of full turnkey offshore subcontractors. In 1998 and 1999, the proportion of products manufactured by full turnkey subcontractors increased. The Company anticipates that in the future, the only products not being procured primarily on a turnkey basis will be new products in their launch phase.

     The Company packages the assembled products its receives from its subcontractors with software, manuals and additional hardware components, placing such materials in retail packaging for the retail/mass merchant channel and in bulk packaging for the OEM and system integrator channels. While the Company uses several electronics assembly subcontractors to minimize the risk of business interruption, there can be no assurance that a problem will not arise with one or more of these suppliers that could adversely affect operating results. See "Factors That May Affect Our Results -- We Depend On Third Parties For the Manufacture Of Our Products," and "Our Semiconductor, Semiconductor-based or Software Products Could Have Design Defects."

     Graphics Chips. The Company currently relies on two foundries to manufacture all of its graphics accelerator chips. The Company's strategy is to utilize qualified foundries that it believes provide cost, technology or capacity advantages for specific products. This "fabless" strategy allows the Company to avoid the significant capital investment needed to construct an in-house wafer fabrication facility and is a well-established business model within the semiconductor industry. As a result, the Company is able to focus its resources on product design and development, quality assurance, marketing and customer support. The Company's accelerators are currently manufactured using a five level metal complementary metal oxide semiconductor process with line geometries as small as 0.18 micron. In order to provide increased functionality to meet the needs of the multimedia market without substantially increasing die size, the Company's products will have to be manufactured using increasingly smaller line geometries. The Company designs its products using proprietary circuit modules that are scalable in size to enable more rapid adoption of smaller line geometry manufacturing processes and a common design rule approach to operate within the process parameters of multiple foundries. Multiple sources for certain products increase the Company's ability to supply its customers with those products and reduce the Company's dependence on any single foundry. However, the Company has not developed alternate sources of supply for certain products, and its newly introduced products are typically produced initially by a single foundry until alternate sources can be qualified. The Company currently has long-term manufacturing capacity arrangements with two suppliers as described below. To the extent a foundry terminates its relationship with the Company or should the Company's supply from a foundry be interrupted or terminated for any other reason, such as a natural disaster, the Company may not have a sufficient amount of time to replace the supply of products manufactured by that foundry.

     Historically, certain subcontract suppliers have also provided packaging and testing for the Company's products and other activities necessary to deliver finished products. The Company pays those suppliers for assembled or fully tested products meeting predetermined specifications. In the assembly process, the silicon wafers are separated into individual die after wafer level testing that are then assembled into packages and tested in accordance with the Company's test procedures. Following assembly, the packaged devices are further tested and inspected pursuant to the Company's quality assurance program before shipment to customers. Due to increasing complexity and high pin counts required by the Company's products, the Company is increasing its use of Ball Grid Array packaging. This package technology is now widely sourced in the industry, and the Company presently has three sources of supply qualified and in production. To ensure the integrity of its foundries' quality assurance procedures, the Company develops detailed test procedures and specifications for each product and requires the foundry to use those procedures and specifications before shipping finished products or wafers. Product returns to date have not been significant.

     In 1995, the Company entered into two long-term manufacturing capacity arrangements. The Company entered into an agreement with UMC and Alliance Semiconductor Corporation to form USC, a separate Taiwanese company, for the purpose of building and managing a semiconductor manufacturing facility in the Science-Based Industrial Park in Hsin Chu City, Taiwan. The facility began production utilizing advanced submicron semiconductor manufacturing processes in 1996. The Company has the right to purchase 31.25% of the output from the foundry. See Note 4 of Notes to Consolidated Financial Statements for a description of the sale of a portion of the Company's investment in USC. In addition, the Company expanded and formalized its relationship with Taiwan Semiconductor Manufacturing Company ("TSMC") to provide additional capacity over the 1996 to 2000 timeframe. The agreement with TSMC requires the Company to make certain annual advance payments to be applied against the following year's capacity. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

     There can be no assurance that the Company will obtain sufficient sources of supply of product to meet customer demand in the future. Obtaining sufficient foundry capacity is particularly difficult during periods of high growth, and may become substantially more difficult if the Company's product requirements increase significantly. In addition, because the Company must order products and build inventory substantially in advance of product shipments, there is a risk that the Company will forecast incorrectly and produce excess or insufficient inventories of particular products. This inventory risk is heightened because certain of the Company's key customers place orders with short lead times. See "Factors That May Affect Our Results -- We Depend On Third Parties For the Manufacture Of Our Products," "-- The Manufacturers On Which We Depend May Experience Manufacturing Yield Problems That Could Increase Our Per Unit costs and Otherwise Jeopardize the Success of Our Products," and "-- Our Semiconductor, Semiconductor-based or Software Products Could Have Design Defects".

     PC graphics and multimedia subsystems include, in addition to the Company's products, a number of other components, which are supplied by third party manufacturers. Any shortage of such components in the future could adversely affect the Company's business and operating results. See "Factors That May Affect Our Results -- We Depend On a Limited Numbers Of Suppliers From Whom We Do Not Have A Guarantee of Adequate Supplies."

     The Company uses an automated design environment based on advanced workstations, dedicated product simulators, system simulation with hardware and software modeling, and the use of a high level design description language in order to more rapidly define, develop and deliver new and enhanced products. The Company considers its computer-aided engineering ("CAE") and computer-aided design ("CAD") capabilities to be important to its future success in all areas of new product development and intends to continue to enhance its CAE/CAD systems. Although the Company extensively tests its software and hardware products prior to their introduction, it is possible that design errors may be discovered after initial product sampling, resulting in delays in volume production or recall of products sold. The occurrence of any such errors could have a material adverse effect on the Company's product introduction schedule and operating results. See "Factors That May Affect Our Results -- Our Semiconductor, Semiconductor-based or Software Products Could Have Design Defects."

COMPETITION

     The markets in which the Company competes are extremely competitive and the Company expects that competition will increase. The Company competes directly against a large number of suppliers of graphics chips, PC add-in visual and audio subsystems, Internet appliances, home networking products, and PC communications products, as well as indirectly against OEMs and semiconductor suppliers to the extent they manufacture their own add-in subsystems or incorporate on their personal computer motherboards the functionality provided by the Company's add-in or add-on products. The Company's markets are expected to become increasingly competitive as multimedia and connectivity functions continue to converge, the price of the average PC drops and companies that previously supplied products providing distinct functions (for example, companies in the graphics, video, sound, modem and networking markets) emerge as competitors across broader product categories and in the emerging category of PC and Internet appliances. See "Factors That May Affect Our Results -- We Operate In Markets That Are Intensely and Increasingly Competitive."

     The market for the Company's graphics accelerator products, in particular, is extremely competitive and is characterized by declining selling prices over the life of a particular product and rapid technological changes. The Company's principal competitors for graphics accelerators include 3Dfx Interactive Inc., ATI Technologies, Inc., Intel Corporation, Matrox Graphics Inc., NVIDIA Corporation, NeoMagic Corporation and Trident Microsystems, Inc. The Company's principal competitors in the multimedia market include these same companies as well as a number of smaller companies which may have greater flexibility to address specific market needs. Potential competitors in these markets include both large and emerging domestic and foreign semiconductor companies. In particular, there are a significant number of established and emerging companies that have developed, are developing or have announced plans to develop 3D graphics chips. There can be no assurance that the Company's product offerings to address the demand for the next generation of 2D/3D accelerators will be competitive, and if such product offerings are not competitive, the Company's results of operations in 2000 and future periods could be materially and adversely affected. The market segment in which S3 participates is highly competitive. To the extent the Company expands its product line to add products with additional functionality, it will encounter substantial competition from established semiconductor companies and may experience competition from companies designing chips based on different technologies. In addition, certain of the Company's potential competitors that supply add-in cards and/or motherboards, such as Intel, may seek to use their card/board business to leverage the startup of their graphics accelerator business. Certain of the Company's current and potential competitors have greater technical, manufacturing, financial and marketing and distribution resources than the Company.

     The Company believes that its ability to compete successfully depends upon a number of factors both within and outside of its control, including product performance, product features, product availability, price, brand strength, quality, timing of new product introductions by the Company and its competitors, the emergence of new graphics and PC standards, customer support and industry and general economic trends. There can be no assurance that the Company will have the financial resources, technical expertise or marketing, distribution and support capabilities to compete successfully. The Company's future success will be highly dependent upon the successful development and introduction of new products that are responsive to market needs. There can be no assurance that the Company will be able to successfully develop or market any such products.

LICENSES, PATENTS AND TRADEMARKS

     The Company regularly files United States patent applications for its technology. To date, the Company has been issued or has acquired a total of 128 United States patents. The Company has also built its patent portfolio substantially through acquisitions. In 1997, the Company acquired certain microprocessor patents from Exponential Technology Inc. In January 1998, the Company entered into a patent purchase and cross-licensing agreement with Cirrus Logic, Inc. pursuant to which the Company purchased 10 graphics patents and 25 graphics patent applications and cross-licensed other graphics-related technology. Since the purchase date, 12 of these patent applications have become issued patents. In September, 1999, the Company acquired an additional 23 unexpired patents and 35 patent applications and a number of additional cross-licenses through its acquisition of Diamond. The Company attempts to protect its trade secrets and other proprietary information through agreements with its customers, suppliers, employees and consultants, and through other security measures. Although the Company intends to protect its rights vigorously, there can be no assurance that these measures will be successful or that any issued patents will provide the Company with adequate protection with respect to the covered products, technology or processes.

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

BACKLOG

     Sales of the Company's products are made pursuant to standard purchase orders that are cancelable without significant penalties. In addition, purchase orders are subject to price renegotiations and to changes in quantities of products and delivery schedules in order to reflect changes in customers' requirements and manufacturing availability. The Company's business, and to a large and growing extent that of the entire semiconductor and personal computer connectivity industries, are characterized by short lead time orders and quick delivery schedules. In addition, the Company's actual shipments depend on the manufacturing capacity of the Company's suppliers and the availability of products from such suppliers. As a result of these factors, the Company does not believe that backlog at any given time is a meaningful indicator of future sales.

EMPLOYEES

     At December 31, 1999, the Company employed 1029 individuals, of whom 182 were employed in operations, 356 in research and development, 299 in sales, marketing and technical support and 192 in administration and other support functions. Competition for personnel in the semiconductor, software and the PC industry in general is intense, as is competition for all categories of personnel in the Silicon Valley where many of the Company's employees are located. The Company believes that its future success will depend, in part, on its ability to continue to attract, train, motivate, retain and manage highly skilled technical, marketing and management personnel.

     None of the Company's employees is represented by a labor union or is subject to a collective bargaining agreement. The Company believes that its relations with its employees are good.

ITEM 2. PROPERTIES.

     The Company's principal administrative, sales, marketing, research and development facilities in Santa Clara, California consists of one building of approximately 150,000 square feet of space which is leased by the Company through January 2008. The Company relocated to its Santa Clara facilities in 1997, at which time it leased and occupied both its current space and an adjacent building also consisting of approximately 150,000 square feet. The Company developed both buildings in partnership with a real estate developer during 1995 and 1996. In October 1998, the Company sublet one of the buildings for the remaining term of the lease. In June 1999, the Company assigned its entire interest in the partnership to the developer for $7.8 million.

     As of December 31, 1999, the Company leased two of Diamond's former administrative, sales, marketing, research and development facilities in San Jose, California consisting of one building of approximately 80,000 square feet which is leased by the Company through January 2002, and a second building of approximately 30,000 square feet which is leased by the Company through January 2003. In February 2000, the Company terminated the lease for the 30,000 square foot building. Additionally, the Company leases an

83,000 square foot facility in Milpitas, California, primarily for manufacturing and logistics, which is leased through January 2001. The Company also leases research and development and administrative facilities in Vancouver, Washington, expiring in November 2000; in Starnberg, Germany through 2001 and Winnersh, U.K. through May 2011 with three, five and 10-year cancellation options. The Company also leases a 35,800 square foot facility in Albany, Oregon.

     The Company also leases sales or software development offices in Atlanta, Georgia; Dallas, Houston and Austin, Texas; Chicago, Illinois; Huntsville, Alabama; Miami and Coral Springs, Florida; Boston, Massachusetts; Red Bank, New Jersey and Raleigh, North Carolina. The Company leases international sales, distribution or technical support offices in the metropolitan areas of Ontario, Canada; Tokyo, Japan; Paris, France; Seoul, South Korea; Sydney, Australia and Taiwan as well as a warehouse in Singapore in order to provide sales, distribution and technical support to customers in the United States and Asia. The Company recently opened a logistics center in Kowloon Bay, Hong Kong to support offshore turnkey operations and sales in Asia. The facility is owned and run by a third party service provider on a service contract that expires in September 2000.

     The Company believes that its existing facilities are adequate to meet its facilities requirements for the near term.

ITEM 3. LEGAL PROCEEDINGS.

     Since November 1997, a number of complaints have been filed in federal and state courts seeking an unspecified amount of damages on behalf of an alleged class of persons who purchased shares of the Company's common stock at various times between April 18, 1996 and November 3, 1997. The complaints name as defendants the Company, certain of its officers and former officers, and certain directors of the Company, asserting that they violated federal and state securities laws by misrepresenting and failing to disclose certain information about the Company's business. In addition, certain stockholders have filed derivative actions in the state courts of California and Delaware seeking recovery on behalf of the Company, alleging, among other things, breach of fiduciary duties by such individual defendants. The plaintiffs in the derivative action in Delaware have not taken any steps to pursue their case. The derivative cases in California state court have been consolidated, and plaintiffs have filed a consolidated amended complaint. The court has entered a stipulated order in those derivative cases suspending court proceedings and coordinating discovery in them with discovery in the class actions in California state courts. On plaintiffs' motion, the federal court has dismissed the federal class actions without prejudice. The class actions in California state court have been consolidated, and plaintiffs have filed a consolidated amended complaint. The Company has answered that complaint. Discovery is pending. While management intends to defend the actions against the Company vigorously, there can be no assurance that an adverse result or settlement with regards to these lawsuits would not have a material adverse effect on the Company's financial condition or results of operations.

     The Company has received from the United States Securities and Exchange Commission (the "SEC") a request for information relating to the Company's restatement announcement in November 1997. The Company has responded and intends to continue to respond to such requests.

     The Company is also defending several putative class action lawsuits naming Diamond which were filed in June and July 1996 and June 1997 in the California Superior Court for Santa Clara County and the U.S. District Court for the Northern District of California. Certain former executive officers and directors of Diamond are also named as defendants. The plaintiffs purport to represent a class of all persons who purchased Diamond's Common Stock between October 18, 1995 and June 20, 1996 (the "Class Period"). The complaints allege claims under the federal securities laws and California law. The plaintiffs allege that Diamond and the other defendants made various material misrepresentations and omissions during the Class Period. The complaints do not specify the amount of damages sought. On March 24, 2000, the District Court for the Northern District of California dismissed the federal action without prejudice. The Company believes that it has good defenses to the claims alleged in the California Superior Court lawsuit and will defend itself vigorously against this action. No trial date has been set for this action. The ultimate outcome of this action cannot be presently determined. Accordingly, no provision for any liability or loss that may result from adjudication or settlement thereof has been made in the accompanying consolidated financial statements.

     In addition, the Company has been named, with Diamond, as a defendant in litigation relating to the merger. On August 4, 1999, two alleged stockholders of Diamond filed a lawsuit, captioned Strum v. Schroeder, et al., in the Superior Court of the State of California for the County of Santa Clara. Plaintiffs, on behalf of themselves and a class of all former Diamond stockholders similarly situated whom they purportedly represent, challenge the terms of the merger. The complaint names Diamond, the former directors of Diamond and the Company as defendants. The complaint alleges generally that Diamond's directors breached their fiduciary duties to stockholders of Diamond and seeks rescission and the recovery of unspecified damages, fees and expenses. The Company believes, as do the individual defendants, that it has meritorious defenses to the lawsuit and the Company and the individual defendants intend to defend the suit vigorously.

     On April 23, 1999, 3Dfx Interactive, Inc. ("3Dfx") filed a lawsuit against Diamond for breach of contract based upon unpaid invoices in the amount of $3,895,225. On June 4, 1999 the Company filed an answer and cross-complaint alleging breach of contract, breach of the implied covenant of good faith and fair dealing, breach of implied warranty and negligence. On February 10, 2000, this matter was settled. As part of the settlement, the Company paid $1,950,000 to 3Dfx, which was accrued at December 31, 1999.

     Sega initiated a claim for arbitration in Tokyo, Japan against Diamond in December 1998. The claim arises out of an agreement entered into between Sega and Diamond in September 1995, in which Sega agreed to provide Diamond with Sega game software that Diamond would bundle with its 3-D graphics board "The Edge." Sega claims that Diamond breached the parties' agreement by failing to pay Sega a contractual minimum royalty fee for the games as set forth in the agreement. Sega claims as damages $3,800,000 in unpaid royalties and pre-judgment interest. On May 28, 1999, Diamond responded to Sega's claims by filing an answer in which it denied the material allegations of Sega's claims. The parties have filed additional briefs in support of their claims and defenses. An evidentiary hearing on this action has not yet been scheduled. The Company contests the material allegations of Sega's claims. In addition, the Company has pleaded that Sega's failure to provide it with 3-D optimized game software on a timely basis adversely affected sales of The Edge. The Company claims that these lost sales and profits therefrom should provide an offset to Sega's claims in the arbitration, and intends to defend the suit vigorously.

     C3 Sales, Inc. ("C3") filed suit against S3 on October 6, 1999 in the Harris County (Houston), Texas District Court. The petition sought a judicial declaration that a Sales Representative Agreement entered into between C3 and S3 on May 19, 1999 was a valid contract that governed the relationship between the two parties. On November 8, 1999, S3 answered acknowledging that the May 19, 1999 agreement was a contract between the two parties. C3 failed to respond to informal requests by S3 to dismiss the declaratory relief action on grounds that no justiciable controversy existed between the parties. On December 3, 1999, S3 filed a summary judgment motion seeking judgment against C3 on the grounds that no issues of material fact remain to be determined regarding the declaratory judgment sought by C3. C3 responded by filing an amended petition raising new matters. Specifically, C3's new claims allege that the Sales Representative Agreement applies to Diamond products, and that certain commissions due under the agreement have not been paid. S3 intends to defend this action vigorously.

     On January 6, 2000, PhoneTel Communications, Inc. ("PhoneTel") filed a complaint for patent infringement against a group of defendants,including Diamond, in the United States District Court for the Northern District of Texas. PhoneTel generally alleges that Diamond and the other defendants are infringing its two patents by making, using, selling, offering to sell and/or importing digital synthesizers, personal computers, sound cards, or console game systems. PhoneTel does not specify which Diamond products allegedly infringe its patents. S3 filed Diamond's answer to the complaint on March 28, 2000. S3 believes that the complaint is without merit and will vigorously defend itself against the allegations made in the complaint.

     The semiconductor and personal computing multimedia and connectivity industries are characterized by frequent litigation regarding patent and other intellectual property rights. The Company is party to various claims of this nature. Although the ultimate outcome of these matters is not presently determinable, management believes that the resolution of all such pending matters will not have a material adverse effect on the Company's financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers of the Company and their ages as of March 31, 2000 are as follows:

                 NAME                   AGE
                 ----                   ---
Kenneth F. Potashner..................  42     President and Chief Executive Officer,
                                               Chairman of the Board
Walter D. Amaral......................  48     Senior Vice President Finance, Chief
                                               Financial Officer
Paul G. Franklin......................  56     President, Multimedia Division
Rick Bergman..........................  36     Vice President & General Manager,
                                               Mobile/Integrated Products
Andy Wolfe............................  37     Chief Technical Officer

     Mr. Potashner has served as Chairman of the Board, Chief Executive Officer and President of the Company since November 1998. Mr. Potashner has been a director of Maxwell Technologies, Inc. since April 1996 and became Chairman of the Board of Maxwell Technologies in April 1997. From the time he joined Maxwell Technologies in April 1996 until October 1998, Mr. Potashner served as the President, Chief Executive Officer and Chief Operating Officer. From 1994 to April of 1996, he served as Executive Vice President, Operations for Conner Peripherals, Inc From 1991 through 1994, Mr. Potashner was Vice President, Product Engineering, for Quantum Corporation. Mr. Potashner is also a member of the Board of Directors of Newport Corporation.

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

     Mr. Franklin, President of the Multimedia Division, joined the Company in September 1992. From March 1991 to September 1992 he was a consultant to the Company. Mr. Franklin was a consultant for a number of semiconductor companies from January 1990 through March 1991. From March 1986 to December 1989, Mr. Franklin was Vice President of Operations of Actel Corporation, a supplier of field programmable gate arrays. Prior to 1986 Mr. Franklin held various management positions at Monolithic Memories Inc., a supplier of semiconductor memories and programmable logic.

     Mr. Bergman, Vice President and General Manager, Mobile & Integrated Products, joined S3 in June 1997. Mr. Bergman was Vice President of Marketing at Exponential Technology from February 1996 through June 1997. From June 1986 to February 1996 he served in a variety marketing positions at Texas Instruments where he was most recently marketing manager.

     Mr. Wolfe joined the Company in June 1997 and became Chief Technical Officer in May 1999. From September 1991 to 1997 he was an Assistant Professor at Princeton University where he taught Electrical Engineering. He holds a Ph.D. in Computer Engineering from Carnegie Mellon University.

                                    PART II

ITEM 5.MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Company's common stock is traded on the Nasdaq National Market under the symbol "SIII". See "Selected Quarterly Consolidated Financial Data (Unaudited)" in "Item 8. -- Financial Statements and Supplementary Data" for the range of high and low closing sales prices for the common stock on the Nasdaq National Market, as reported by Nasdaq.

     On September 20, 1999, the Company issued and sold to VIA 1,350,000 shares of Common Stock for an aggregate purchase price of $14,065,650. On February 20, 2000, the Company issued and sold an additional 10,775,000 shares of Common Stock to VIA at an aggregate purchase price of $145,462,500. In each case, the Company relied upon the exemption provided by Section 4(2) of the Securities Act of 1933, as amended (the "Act"), because neither transaction involved a public offering and VIA represented that it was an "accredited investor" as such term is defined in rules of the SEC promulgated under the Act.

     In December 1998, the Company entered into an agreement pursuant to which it agreed to issue to Intel Corporation a warrant to purchase 1,000,000 shares of the Company's Common Stock at an exercise price of $9.00 per share. The purchase price for the warrant was $990,000. In February 2000, Intel exercised its warrant and paid the exercise price using some of the shares of the Company's Common Stock it would have otherwise received upon exercise, acquiring 429,477 shares of Common Stock. The Company relied upon the exemption provided by Section 4(2) of the Securities Act of 1933, as amended (the "Act"), because the transaction did not involve a public offering and Intel represented that it was an "accredited investor" as such term is defined in rules of the SEC promulgated under the Act.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA.

                                                           YEARS ENDED DECEMBER 31,
                                            ------------------------------------------------------
                                             1999(1)      1998        1997       1996       1995
                                            ---------   ---------   --------   --------   --------
                                             (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS AND RATIOS)
STATEMENT OF OPERATIONS DATA
Net sales.................................  $ 352,583   $ 224,639   $436,359   $439,243   $316,309
Gross margin (loss).......................     45,422      (2,072)   135,174    168,876    126,542
Research and development expenses.........     73,896      78,566     78,612     63,382     42,080
Selling, marketing and administrative
  expenses................................     52,832      41,926     55,879     48,800     33,510
Other operating expense(2)................      6,700      41,335     17,180         --         --
Amortization of goodwill and intangibles
  related to the Diamond acquisition......     12,156          --         --         --         --
Income (loss) from operations.............   (100,162)   (163,899)   (16,497)    56,694     50,952
Net income (loss).........................    (30,780)  $(113,204)  $  8,878   $ 41,588   $ 35,374
Per share amounts:
  Basic...................................  $   (0.52)  $   (2.22)  $   0.18   $   0.88   $   0.83
  Diluted(3)..............................  $   (0.52)  $   (2.22)  $   0.17   $   0.81   $   0.75
Shares used in computing per share
  amounts:
  Basic...................................     59,244      51,078     49,519     47,460     42,691
  Diluted(3)..............................     59,244      51,078     51,740     52,451     47,013
Ratio of earnings to fixed charges(4).....         --          --         --      23.68x        --
BALANCE SHEET DATA
Cash and equivalents......................  $  45,825   $  31,022   $ 90,484   $ 94,616   $ 69,289
Short-term investments....................     58,918      88,553     27,186     62,768     24,630
Working capital...........................    100,149     152,244    209,993    225,550    144,620
Total assets..............................    722,647     325,801    492,854    485,172    321,643
Other long-term liabilities...............     12,010      13,837     27,070     20,852     24,761
Convertible subordinated notes............    103,500     103,500    103,500    103,500         --
Stockholders' equity......................  $ 382,633   $ 163,530   $270,840   $260,321   $205,864

---------------
(1) On September 24, 1999, the Company completed the acquisition of all of the outstanding common stock of Diamond Multimedia Systems, Inc. ("Diamond"). Diamond designs, develops, manufactures and markets multimedia and connectivity products for personal computers. The transaction was accounted for as a purchase and, accordingly, the results of operations of Diamond and the estimated fair value of assets acquired and liabilities assumed are included in the Company's consolidated financial statements as of September 24, 1999, the effective date of the purchase, through the end of the fiscal year. See Note 2 of Notes to Consolidated Financial Statements.

(2) Other operating expense for 1999 includes a write-off of acquired technologies of $6.7 million. Other operating expense for 1998 includes a write-off of acquired technologies of $8.0 million, a charge for impairment of long-lived assets of $27.2 million and a restructuring charge of $6.1 million. Other operating expense for 1997 includes a charge for impairment of long-lived assets of $17.2 million.

(3) Diluted earnings per share includes the effect of incremental shares issuable upon the conversion of the convertible subordinated notes, the dilutive effect of outstanding options and an adjustment to net income for the interest expense (net of income taxes) related to the notes unless the impact of such conversion is anti-dilutive. The effect of the conversion was anti-dilutive in 1999 and 1998.

(4) For purposes of calculating the ratio of earnings to fixed charges, (i) earnings consist of consolidated income before income taxes, equity in net income of joint venture and minority interest plus fixed charges and (ii) fixed charges consist of interest expense incurred, amortization of debt issuance costs and the portion of rental expense under operating leases deemed by the Company to be representative of the interest factor. Earnings were insufficient to cover fixed charges in the years ended December 31, 1999, 1998 and 1997, as evidenced by the less than 1:1 coverage ratio. Additional earnings of $78.6 million, $142.6 million and $18.6 million were necessary to provide a 1:1 coverage ratio for December 31, 1999, 1998 and 1997, respectively. The Company had no fixed charges in 1995.

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

     On September 24, 1999, the Company completed the acquisition of all of the outstanding common stock of Diamond. Diamond designs, develops, manufactures and markets multimedia and connectivity products for personal computers. The transaction was accounted for as a purchase and, accordingly, the results of operations of Diamond and the estimated fair value of assets acquired and liabilities assumed are included in the Company's consolidated financial statements as of September 24, 1999, the effective date of the purchase, through the end of the fiscal year. See Note 2 of Notes to Consolidated Financial Statements.

RESULTS OF OPERATIONS

     The following table sets forth for the years indicated certain financial data as a percentage of net sales:

                                                               YEARS ENDED DECEMBER 31,
                                                              --------------------------
                                                               1999      1998      1997
                                                              ------    ------    ------
Net sales...................................................  100.0%    100.0%    100.0%
Cost of sales...............................................   87.1     100.9      69.0
                                                              -----     -----     -----
Gross margin (loss).........................................   12.9      (0.9)     31.0
Operating expenses:
  Research and development..................................   21.0      35.0      18.0
  Selling, marketing and administrative.....................   15.0      18.7      12.8
  Other operating expense...................................    1.9      18.4       4.0
  Amortization of goodwill and intangibles related to the
     Diamond acquisition....................................    3.4        --        --
                                                              -----     -----     -----
          Total operating expenses..........................   41.3      72.1      34.8
                                                              -----     -----     -----
Loss from operations........................................  (28.4)    (73.0)     (3.8)
  Gain on sale of joint venture.............................    6.4      11.8        --
  Other income (expense), net...............................   (0.3)     (2.3)     (0.5)
                                                              -----     -----     -----
Loss before income taxes and equity in income of
  manufacturing joint venture and minority interest in
  Rioport...................................................  (22.3)    (63.5)     (4.3)
Benefit for income taxes....................................  (13.6)     (5.3)     (2.0)
                                                              -----     -----     -----
Loss before equity in income of manufacturing joint venture
  and minority interest in Rioport..........................   (8.7)    (58.2)     (2.3)
Equity in income from manufacturing joint venture...........    1.3       7.8       4.3
Minority interest in Rioport................................   (1.3)       --        --
                                                              -----     -----     -----
Net income (loss)...........................................   (8.7)%   (50.4)%     2.0%
                                                              =====     =====     =====

NET SALES

     The Company's net sales to date have been generated from the sale of its graphics and multimedia accelerators, connectivity products for the home and products for acquiring, managing and experiencing music and spoken audio programming from the Internet. The Company's products are used in, and its business is dependent on, the personal computer industry and growth of the Internet with sales primarily in the U.S., Asia and Europe. Net sales were $352.6 million in 1999, an increase of 57% from $224.6 million in 1998. Net sales for 1999 consisted primarily of the Company's 2D, 3D Mobile, video accelerators, graphics accelerators, modem and home networking products.

     Sales increased from 1998 to 1999 because of the acquisition of Diamond Multimedia and the inclusion of the revenue of its products in the Company's financial results of operations from September 24, 1999 through December 31, 1999. In addition, the Company introduced products into new markets such as add-in graphics cards and replaced older generation products with Savage4 products in the desktop and laptop PC markets, resulting in an increased volume of product shipments and higher average selling prices.

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

     Export sales accounted for 70%, 89% and 70% of net sales in 1999, 1998 and 1997 respectively. Approximately 35% of export sales in 1999 were to affiliates of United States customers. The Company expects that export sales will continue to represent a significant portion of net sales, although there can be no assurances that export sales as a percentage of net sales will remain at current levels. All sales transactions are denominated in U.S. dollars.

     Three customers accounted for 19%, 10% and 9% of net sales in 1999. Three customers accounted for 39%, 14% and 13% of net sales in 1998. Three customers accounted for 20%, 13% and 12% of net sales in 1997. The Company expects a significant portion of its future sales to remain concentrated within a limited number of strategic customers. Sales to any particular customer may fluctuate significantly from quarter to quarter. Sales to original equipment manufacturers ("OEMs") were significant to the Company's net sales in 1999. Sales to the three largest OEM customers accounted for 36% of net revenue in 1999.

GROSS MARGIN

     The Company had a gross margin percentage of 13% in 1999, a negative gross margin percentage of 1% in 1998 and a gross margin percentage of 31% in 1997. The gross margin in 1999 was favorably impacted by an increase in average selling prices and an increase in sales of products with higher margins, partially offset by charges for excess and obsolete inventory and lower of cost or market reserves compared to 1998.

     The negative gross margin in 1998 was a result of decreases in overall average selling prices of the ViRGE and Trio family of accelerators. Also affecting the negative gross margin were charges for excess and obsolete inventory, lower of cost or market reserves established for the Company's 2D and 3D products, a $4.0 million charge for underutilized prepaid production capacity and yield losses.

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

RESEARCH AND DEVELOPMENT EXPENSES

     The Company has made and intends to continue to make significant investments in research and development to remain competitive by developing new and enhanced products. Research and development expenses were $73.9 million in 1999, $78.6 million in 1998 and $78.6 million in 1997. Research and development expenses decreased by 6% from 1998 to 1999 as a result of an increased focus on core technology and products. Concentration of research and development efforts resulted in lower headcount and related costs. Write-offs of idle and excess capital equipment in 1998 resulted in lower depreciation and maintenance charges in 1999.

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

SELLING, MARKETING AND ADMINISTRATIVE EXPENSES

     Selling, marketing and administrative expenses were $52.8 million in 1999, $41.9 million in 1998 and $55.9 million in 1997. The 26% increase in selling, marketing and administrative expenses from 1998 to 1999 is due primarily to the acquisition of Diamond and additional sales, marketing and administrative expenses required to support the increase in revenue from 1998 to 1999. As a percentage of revenue, selling, marketing and administrative expenses decreased from 19% in 1998 to 15% in 1999.

     Selling, marketing and administrative headcount decreased by 33% and commission expense decreased by approximately $7.0 million from 1997 to 1998, accounting for the 25% decrease in sales, marketing and administrative expense from 1997 to 1998.

OTHER OPERATING EXPENSE

     Other operating expense in 1999 includes a write-off of acquired technologies of $6.7 million related to the purchase of Diamond on September 24, 1999. This was determined through valuation techniques generally used by appraisers in the high-technology industry and was immediately expensed in the period of acquisition because technological feasibility had not been established and no alternative use had been identified. The charge is discussed in more detail in Note 2 to the Consolidated Financial Statements contained herein.

     Other operating expense in 1998 includes a write-off of acquired technologies of $8.0 million, a charge for impairment of long-lived assets of $27.2 million and a restructuring charge of $6.1 million.

     In January 1998, the Company entered into a $40.0 million technology exchange with Cirrus Logic, Inc. to obtain graphic functionality technologies. As a result of the exchange, the Company acquired the technology covered by 10 graphic patents and 25 graphic patent applications, as well as cross-licensed Cirrus Logic's remaining patents. Under the terms of the cross-licensing provisions, the Company and Cirrus Logic have a perpetual license to each other's graphic patents and additional licenses with respect to the other party's patents for agreed upon periods of time. The Company wrote-off $8.0 million of the value of the acquired technologies that were not realizable based on estimated cash flows from the sale of products currently sold by the Company. The remaining $32.0 million intangible asset was being amortized to cost of sales based on the estimated lives of the currently utilized core technologies, which was generally five years.

     However, during the fourth quarter of 1998, management reevaluated the carrying value of the intangible assets recorded in connection with the technology exchange with Cirrus Logic, Inc., and related to the patents obtained from Brooktree, as well as other long-lived assets, including property and equipment. This revaluation was necessitated by management's determination based on recent results of operations that the future expected sales and cash flows for the Company's operations would be substantially lower than had been previously expected by management. Expected undiscounted future cash flows were not sufficient to recover the carrying value of such assets. Accordingly, an impairment loss of $27.2 million, representing the excess of the carrying value over the estimated fair value of the assets, was recognized for write-downs of a substantial portion of the intangible assets. The estimated fair value of the intangible assets was based on management's best estimate of the patent portfolio based on a comparison to other graphics technology portfolios in the marketplace. The Company determined that no write-down of property and equipment was necessary at December 31, 1998 based on its estimate of the fair value of such assets. Due to technological changes in the graphics marketplace, the Company concluded it should accelerate its amortization of its remaining patent portfolio, of approximately $4.0 million, over the current estimated life of the currently utilized core technologies, which is two years.

     In July 1998, the Company implemented a restructuring plan in order to align resources with a new business model and to lower the Company's overall cost structure. In connection with the restructuring, the Company reduced its headcount and consolidated facilities. Severance and related benefits represented the reduction of approximately 70 employees. All severance packages were paid by the end of the second quarter of 1999. The number of temporary employees and contractors used by the Company was also reduced. The restructuring expense included the write-off and write-down in carrying value of equipment, which consists primarily of workstations, personal computers and furniture, that will no longer be utilized in the Company's operations. These assets were written down to their estimated fair value less cost to sell. Facility closure expenses were incurred as a result of the Company vacating one of two leased buildings at the Company's headquarters facility and include leasehold improvements, furniture, fixtures and network costs. The Company completed its move in the second quarter of 1999.

     During the fourth quarter of 1997, the Company wrote-off approximately $17.2 million of intangible assets including certain licenses, patents and other technology, as a result of management's decision to focus attention on the core graphics business. As a result of this decision, no future cash flows were expected related to these assets.

GAIN ON SALE OF MANUFACTURING JOINT VENTURE

     On December 31, 1997, the Company entered into an agreement with UMC to sell to UMC 80 million shares of stock of USC for a purchase price of 2.4 billion New Taiwan dollars. The Company received the purchase price (approximately $68.0 million in cash) in January 1998 upon closing. The gain on the sale of stock in USC recorded in 1998 was $26.6 million.

     In June 1999, the Company amended its agreements with UMC. Under the terms of the amended agreements, UMC has agreed to pay the Company, subject to certain conditions, 1.4 billion New Taiwan dollars (approximately $43.3 million in cash) and the Company has agreed to release UMC from contingencies associated with the sale of 80 million shares of stock of USC in January 1998 and to grant a license to patents covering multimedia products and integrated circuit manufacturing technology for use in products manufactured by UMC. Payments are being received over five fiscal quarters beginning in the quarter ended June 30, 1999. In 1999, the gain on the sale of stock in USC was $22.4 million.

OTHER INCOME (EXPENSE), NET

     Other expense, net decreased in 1999 to $0.9 million from $5.3 million in 1998. The decrease was due primarily to non-recurring write-offs of certain equity investments and royalty expenses that occurred in 1998 and an increase in sublease income in 1999, partially offset by an increase in interest expense and a decrease in interest income. Other expense, net, increased in 1998 to $5.3 million from $2.1 million in 1997. The increase was primarily the result of write-offs of certain equity investments in technology companies.

INCOME TAXES

     The Company's effective tax rate for 1999 was a benefit of 61%, compared to the benefit tax rates of 8% and 46% for 1998 and 1997, respectively. The effective tax rate for 1999 reflects the expected benefits of current year and prior year net operating loss and tax credit carryovers. The effective tax rate for 1998 reflects the expected benefits of current year loss carrybacks net of the establishment of a valuation allowance in 1998 against the beginning of the year balance of net deferred tax assets. The 1997 tax rate reflects the full benefit of operating losses at statutory rates plus the benefit of tax credits generated.

LIQUIDITY AND CAPITAL RESOURCES

     Cash used for operating activities was $67.5 million in 1999 and consisted primarily of the Company's operating loss of $30.8 million, an increase in deferred income taxes of $61.7 million and an increase in inventories of $34.7 million. These were partially offset by non cash charges including depreciation, amortization and write-off of acquired technologies and by decreases in accounts receivable and prepaid expenses and other and increases in accounts payable, accrued liabilities and income taxes payable.

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

     Investing activities provided cash of $38.7 million in 1999 and consisted primarily of maturities of short-term investments of $148.9 million, cash received from UMC related to the sale of shares of $22.4 million and cash received from the sale of investment in real estate partnership of $7.8 million, offset by purchases of short-term investments of $107.7 million, the acquisition of Diamond, net of cash acquired of $22.5 million and net purchases of property and equipment of $6.6 million. Investing activities used cash of $38.9 million in 1998 and consisted primarily of $40.0 million used in a patent purchase and cross-licensing agreement with Cirrus Logic, Inc., $5.9 million of property and equipment purchases, $125.4 million of short term investment purchases, offset by $66.7 million of maturities of short-term investments and $68.0 million from the sale of a portion of the Company's joint venture in USC. Investing activities used cash of $6.4 million in 1997 and consisted primarily of $30.3 million of property and equipment purchases, $16.4 million of short-term investment purchases, offset by $55.7 million of maturities of short-term investments. The Company expects capital requirements for 2000 to be consistent with those for 1999.

     Financing activities provided cash of $38.0 million in 1999 and consisted of sales of common stock, net, including $34.4 million received from the sale of stock to three foreign investors, and the sale of a warrant to Intel, offset partially by repayments of notes payable. Financing activities used cash of $11.3 million in 1998 and consisted primarily of repayments of notes payable and equipment financing, offset partially by sales of common stock, net. Financing activities provided cash of $21.1 million in 1997 and consisted primarily of the sales of common stock pursuant to employee stock option and stock purchase plans and $10.0 million in borrowings on notes payable. This $10.0 million source of funds in 1997 was repaid in 1998.

     In 1995, the Company entered into two long-term manufacturing capacity arrangements. The Company entered into an agreement with UMC and Alliance Semiconductor Corporation to form USC, a separate Taiwanese company, for the purpose of building and managing a semiconductor manufacturing facility in the Science Based Industrial Park in Hsin Chu City, Taiwan, Republic of China. The Company invested $53.0 million in 1996 and $36.4 million in 1995 for its 23.75% equity interest. In January 1998, the Company reduced its equity interest to 15.75% through the sale of a portion of its USC shares, and received approximately $68 million in cash. The facility commenced production utilizing advanced submicron semiconductor manufacturing processes in late 1996. In January 2000, the Company's USC shares were exchanged for 252 million UMC shares. The Company has the right to purchase up to 31.25% of the output from the foundry. In addition, the Company expanded and formalized its relationship with TSMC to provide additional capacity over the 1996 to 2000 timeframe. During the second quarter of 1999, the Company and TSMC agreed to extend the capacity term of the agreement two years to 2002. The agreement with TSMC requires the Company to make certain annual advance payments to be applied against the following year's capacity. The Company has signed promissory notes to secure these payments, which total $9.6 million as of December 31, 1999 with the final payment due in 2001.

     Working capital at December 31, 1999 and December 31, 1998 was $100.1 million and $152.2 million, respectively. At December 31, 1999, the Company's principal sources of liquidity included cash and equivalents of $45.8 million and $58.9 million in short-term investments. At December 31, 1998, the Company's principal sources of liquidity included cash and equivalents of $31.0 million and $88.6 million in short-term investments. At December 31, 1999, the Company had short-term lines of credit and bank credit facilities totaling $55.7 million, of which approximately $14.0 million was unused and available. As of December 31, 1999, the Company was in default with its loan covenants regarding liquidity. The Company obtained a waiver for this violation. The Company believes that its available funds will satisfy the Company's projected working capital and capital expenditure requirements for at least the next 12 months, other than expenditures for future potential manufacturing agreements.

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

YEAR 2000 COMPLIANCE

     In prior years, the Company discussed in detail the nature and progress of its plans for Year 2000 compliance. In late 1999, the Company completed the assessment, remediation, testing and contingency plans for its computer systems to address the Year 2000 issue. The Company believes that the costs for remediation, testing and implementation expensed in 1999 did not exceed $0.5 million. The Company believes that its products do not require remediation to be Year 2000 compliant. Accordingly, the Company believes that its products will not expose it to material Year 2000 related liability.

     The Company is not aware of any material problems resulting from Year 2000 issues, either with its products, its internal systems, or the products or services of third parties. The Company will continue to monitor its critical computer applications and those of its suppliers and vendors throughout the year 2000 to ensure that any latent Year 2000 issues that may arise are addressed promptly.

FACTORS THAT MAY AFFECT OUR RESULTS

THE EXPECTED BENEFITS OF OUR MERGER WITH DIAMOND MULTIMEDIA MAY NOT BE REALIZED. IF THAT HAPPENS, OUR OPERATING RESULTS MAY SUFFER.

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

     If we do not timely and efficiently integrate our technologies, operations and personnel, our operating results may suffer.

AS A RESULT OF THE MERGER, WE EXPECT THAT SOME OF OUR CUSTOMERS MAY NOT DO BUSINESS WITH US, WHICH COULD CAUSE A DECLINE IN OUR SALES.

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

     As a result of the merger with Diamond, we have become significantly dependent on our graphics chip design and development capabilities and significantly dependent on Diamond's graphics board design, manufacturing and marketing capabilities. This occurred because we are now more restricted in our ability to select and use products produced by our competitors prior to the merger. If either our graphics chips or Diamond's graphics boards fail to meet the requirements of the market and our customers, our relationship with those customers could be hurt, negatively affecting our financial performance. In addition, we will be highly dependent on our ability to provide graphics chips on a timely basis meeting the rigid scheduling and product specification requirements of OEMs. If our graphics chips are not competitive or not provided on a timely basis, we will most likely not be able to readily obtain suitable alternative graphics chips, which would result in our loss of revenue and customers.

OUR ANNUAL AND QUARTERLY OPERATING RESULTS ARE SUBJECT TO FLUCTUATIONS CAUSED BY MANY FACTORS, WHICH COULD RESULT IN FAILING TO ACHIEVE OUR REVENUE OR PROFITABILITY EXPECTATIONS RESULTING IN A DROP IN THE PRICE OF OUR COMMON STOCK.

     Our annual and quarterly results of operations have varied significantly in the past and are likely to continue to vary in the future due to a number of factors, many of which are beyond our control. Any one or more of the factors listed below or other factors could cause us to fail to achieve our revenue or profitability expectations. The failure to meet market expectations could cause a drop in our stock price. These factors include:

     - the industry in which we compete is always changing with the constant introduction of new technologies, products and methods of doing business;

     - our ability to develop, introduce and market successfully new or enhanced products;

     - our ability to introduce and market products in accordance with specialized customer design requirements and short design cycles;

     - changes in the relative volume of sales of various products with sometimes significantly different margins;

     - changes in demand for our products and our customers' products;

     - rapid changes in electronic commerce on which we or our customers may not capitalize or which erode our traditional business base;

     - frequent gains or losses of significant customers or strategic relationships;

     - unpredictable volume and timing of customer orders;

     - the availability, pricing and timeliness of delivery of components for our products;

     - the availability of wafer capacity using advanced process technologies;

     - the timing of new product announcements or introductions by us or by our competitors;

     - product obsolescence and the management of product transitions;

     - production delays;

     - decreases in the average selling prices of products;

     - seasonal fluctuations in sales; and

     - general economic conditions, including economic conditions in Asia and Europe in particular, that could affect the timing of customer orders and capital spending and result in order cancellations or rescheduling.

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

WE EXPERIENCED A NET LOSS FOR THE LAST TWO YEARS AND WE MAY CONTINUE TO EXPERIENCE NET LOSSES IN THE FUTURE.

     We had a net loss of $30.8 million for 1999 and a net loss of $113.2 million for 1998. These results occurred primarily because we did not offer competitive products in the high end of the graphics and multimedia accelerator market. In addition, revenues from graphics accelerators declined in part due to continued reductions in demand for entertainment specific products. In particular, Diamond is no longer building and selling high performance 3D-only products. In addition, demand and pricing for graphics accelerators that combine 2D and 3D display and are targeted specifically for game enthusiasts declined. Further, revenue for low-end graphic accelerators continued to decline significantly as more of these market requirements were met by the direct installation of graphics chips onto PC motherboards. As a result, our sales consisted of primarily older generation and lower price products that were sold into markets that had significant price competition. To the extent that we continue to experience net losses in the future, our operating results will be adversely affected. We cannot assure you that we will be able to achieve or maintain profitability.

IF WE DO NOT CONTINUE TO DEVELOP AND MARKET NEW AND ENHANCED PRODUCTS, WE WILL NOT BE ABLE TO COMPETE SUCCESSFULLY IN OUR MARKETS.

     The markets for which our products are designed are intensely competitive and are characterized by short product life cycles, rapidly changing technology, evolving industry standards and declining average selling prices. As a result, we cannot succeed unless we consistently develop and market new products. We believe this will require expenditures for research and development in the future consistent with our historical research and development expenditures. To succeed in this environment, we must anticipate the features and functionality that customers will demand. We must then incorporate those features and functionality into products that meet the design, performance, quality and pricing requirements of the personal computer market and the timing requirements of PC OEMs and retail selling seasons. For example, we have a joint venture with VIA Technologies to bring integrated graphics and core logic chip sets to the OEM desktop and notebook PC markets. There can be no assurance that the joint venture will be successful or that our existing products will be compatible with new products. We have in the past experienced delays in completing the development and introduction of new products, as well as compatibility issued with integrated products and we cannot assure you that we will not experience similar delays in the future. In the past, our business has been seriously harmed when we developed products that failed to achieve significant market acceptance and therefore were unable to compete successfully in our markets. Such a failure could occur again in the future.

THE DEMAND FOR OUR PRODUCTS HAS HISTORICALLY BEEN WEAKER IN CERTAIN QUARTERS.

     Due to industry seasonality, demand for PCs and PC related products is strongest during the fourth quarter of each year and is generally slower in the period from April through August. This seasonality may become more pronounced and material in the future to the extent that:

     - a greater proportion of our sales consist of sales into the retail/mass merchant channel;

     - PCs become more consumer-oriented or entertainment-driven products; or

     - our net revenue becomes increasingly based on entertainment-related products.

     Also, to the extent we expand our European sales, we may experience relatively weak demand in third calendar quarters due to historically weak summer sales in Europe.

WE OPERATE IN MARKETS THAT ARE INTENSELY AND INCREASINGLY COMPETITIVE.

     The personal computer multimedia and communications markets in which we compete are intensely competitive and are likely to become more competitive in the future. Because of this competition, we face a constant and increasing risk of losing customers to our competitors. The competitive environment also creates downward pressure on prices and requires higher spending to address the competition, both of which tend to keep profit margins lower. We believe that the principal competitive factors for our products are:

     - product performance and quality;

     - conformity to industry standard application programming interfaces, or APIs;

     - access to customers and distribution channels;

     - reputation for quality and strength of brand;

     - manufacturing capabilities and cost of manufacturing;

     - price;

     - product support; and

     - ability to bring new products to the market in a timely manner.

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

OUR ENTRY INTO NEW PRODUCT MARKETS COULD DIVERT RESOURCES FROM OUR CORE BUSINESS AND EXPOSE US TO RISKS INHERENT IN NEW MARKETS.

     Our business historically has focused primarily on the design, manufacture and sale of graphics chips. However, we are now, from time to time, undertaking new product initiatives, such as the Rio line of digital music players, the HomeFree family of home networking products market and our web pad. There are numerous risks inherent in entering into new product markets. These risks include the reallocation of limited management, engineering and capital resources to unproven product ventures, a greater likelihood of encountering technical problems and delays, and a greater likelihood that our new products will not gain market acceptance. The failure of one or more of such products could negatively impact our financial results. Adverse effects of new products may also injure our reputation in our core business and also could negatively impact our financial results.

WE OPERATE IN THE PERSONAL COMPUTER AND GRAPHICS AND VIDEO CHIP MARKETS, WHICH ARE RAPIDLY CHANGING, HIGHLY CYCLICAL AND VULNERABLE TO SHARP DECLINES IN DEMAND AND AVERAGE SELLING PRICES.

     We operate in the personal computer and graphics/video chip markets. These markets are constantly and rapidly changing and have in the past, and may in the future, experience significant downturns. These downturns are characterized by lower product demand and accelerated product price reductions. In the event of a downturn, we would likely experience significantly reduced demand for our products. Substantially all of our revenues are currently derived from products sold for use in or with personal computers. In the near term, we expect to continue to derive almost all of our revenues from the sale of products for use in or with personal computers. Changes in demand in the personal computer and graphics/video chip markets could be large and sudden. Since graphics board and personal computer manufacturers often build inventories during periods of anticipated growth, they may be left with excess inventories if growth slows or if they have incorrectly forecasted product transitions. In such cases, the manufacturers may abruptly stop purchasing additional inventory from suppliers like us until the excess inventory has been used. This suspension of purchases or any reduction in demand for personal computers generally, or for particular products that incorporate our products, would negatively impact our revenues and financial results. We may experience substantial period-to-period fluctuations in results of operations due to these general semiconductor industry conditions.

WE HAVE ONLY RECENTLY STARTED TO OFFER PRODUCTS INTENDED TO ADDRESS ALL PERFORMANCE SEGMENTS OF THE COMMERCIAL AND CONSUMER PC MARKET.

     We recently commenced shipments of our Savage2000 product, which is designed to compete in multiple performance segments of the commercial and consumer PC markets and to satisfy multiple-function market needs, such as graphics, video and DVD support. We do not know whether Savage2000 will be able to compete successfully in those segments. If we are not able to introduce and successfully market higher performance products, our gross margin and profitability could be negatively affected.

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

     Although our joint venture with VIA is intended to produce integrated graphics/core logic accelerator products that provide these functions, we have traditionally offered only single function graphics accelerator chips or chipsets. We have and intend to continue to expand the scope of our research and development efforts to provide integrated graphics/core logic accelerator products, which will require that we hire engineers skilled in these areas and promote additional coordination among our design and engineering groups. Alternatively, we may find it necessary or desirable to license or acquire technology to enable us to provide these functions, and we cannot assure you that any such technology will be available for license or purchase on terms acceptable to us.

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

WE DEPEND ON THIRD PARTIES FOR THE MANUFACTURE OF OUR PRODUCTS.

     We currently rely on two foundries to manufacture all of our products either in finished form or wafer form. We have a "take or pay" contract with TSMC and a joint venture foundry, USC. Our agreement with TSMC provides capacity through 2002 and requires us to make annual advance payments to purchase specified capacity to be applied against the following year's capacity or to forfeit advance payments against those amounts. For example, in the fourth quarter of 1998, we wrote off approximately $4.0 million of the 1998 prepaid production capacity because it did not fully utilize the capacity related to the advance payment. As of December 31, 1999, our note payable to TSMC was $9.6 million. If we purchase excess inventories of particular products or choose to forfeit advance payments, our operating results could be harmed.

     In 1999, UMC, the majority owner of the USC foundry joint venture, merged USC with UMC. As a result, we lost our ability to influence the USC board and any veto power we had over actions to be taken by USC. Our relationship with USC is therefore based on a foundry capacity agreement rather than a joint venture. Although we are currently unaware of any changes that UMC may propose in the future to the foundry relationship, we will have less ability to influence USC if changes adverse to us are made in the future.

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

     TSMC and USC are both located in the Science-Based Industrial Park in Hsin Chu City, Taiwan. We currently expect these foundries to supply the substantial portion of our graphics accelerator chips and S3-VIA joint venture products in 2000 and 2001. Disruption of operations at these foundries for any reason, including work stoppages, political or military conflicts, earthquakes or other natural disasters, could cause delays in shipments of our products which could have a material adverse effect on our operating results. For example, in September 1999, Taiwan experienced a major earthquake. The earthquake and its resulting aftershocks caused power outages and significant damage to Taiwan's infrastructure. The result was delays of shipments of our products from the TSMC and USC foundries in Taiwan. Any such future delays could have a material adverse effect on our operating results.

     In addition, as a result of the rapid growth of the semiconductor industry based in the Science-Based Industrial Park, severe constraints have been placed on the water and electricity supply in that region. Any shortages of water or electricity could adversely affect our foundries' ability to supply our products, which could have a material adverse effect on operating results.

     We rely on independent subcontractors to manufacture, assemble or test certain of our products. We procure our components, assembly and test services and assembled products through purchase orders and we do not have specific volume purchase agreements with each of our subcontractors. Most our subcontractors could cease supplying the services, products or components at any time with limited or no penalty. If we need to replace a key subcontractor, we could incur significant manufacturing set-up costs and delays. Also, we may be unable to find suitable replacement subcontractors. Our emphasis on maintaining low internal and channel inventory levels may exacerbate the effects of any shortage that may result from the use of sole-source subcontractors during periods of tight supply or rapid order growth. Further, some of our subcontractors are located outside the United States, which may present heightened process control, quality control, political, infrastructure, transportation, tariff, regulatory, legal, import, export, economic or supply chain management risks.

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

WE MAY NOT BE ABLE TO SUCCESSFULLY MANAGE THE GROWTH AND EXPANSION OF OUR BUSINESS.

     In the past year, and particularly with the merger with Diamond, the Company has experienced a significant expansion in the overall level of its business and the scope of its operations, including manufacturing, research and development, marketing, technical support, customer service, sales and logistics. This expansion in scope has resulted in a need for significant investment in infrastructure, process development and information systems. This requirement includes, without limitation: securing adequate financial resources to successfully integrate and manage the growing businesses and acquired companies; retention of key employees; integration of management information, product data management, control, accounting, telecommunications and networking systems; establishment of a significant worldwide web and e-commerce presence; consolidation of geographically dispersed manufacturing and distribution facilities; coordination of suppliers; rationalization of distribution channels; establishment and documentation of business processes and procedures; and integration of various functions and groups of employees. Each of these requirements poses significant, material challenges.

     The Company's future operating results will depend in large measure on its success in implementing operating, manufacturing and financial procedures and controls, improving communication and coordination among the different operating functions, integrating certain functions such as sales, procurement and operations, strengthening management information and telecommunications systems, and continuing to hire additional qualified personnel in certain areas. There can be no assurance that the Company will be able to manage these activities and implement these additional systems, procedures and controls successfully, and any failure to do so could have a material adverse effect upon the Company's short-term and long-term operating results.

A SIGNIFICANT PORTION OF OUR SALES ARE CONCENTRATED WITHIN A LIMITED NUMBER OF CUSTOMERS.

     We expect a significant portion of our future sales to remain concentrated within a limited number of strategic customers. If we lose one or more of these customers, our operating results would be harmed.

     In 1999, three customers, IBM Corporation, Dell Computer Corporation and Synnex Technology, Inc. ("Synnex") accounted for 19%, 10% and 9% respectively, of net sales. In 1998, three customers, Synnex, IBM Corporation and Promate Electronics Co., accounted for 39%, 14% and 13%, respectively, of net sales. In 1997, three customers, Synnex, CNW International Limited, and Compaq Computer Corporation, accounted for 20%, 13% and 12%, respectively, of net sales. Synnex, CNW International Limited and Promate Electronics Co. are distributors. We expect a significant portion of our future sales to remain concentrated within a limited number of strategic customers, who we may be unable to retain. Our strategic customers may cancel or reschedule orders. Canceled orders may not be replaced by other sales, adversely impacting our operating results.

THE MANUFACTURERS ON WHICH WE DEPEND MAY EXPERIENCE MANUFACTURING YIELD PROBLEMS THAT COULD INCREASE OUR PER UNIT COSTS AND OTHERWISE JEOPARDIZE THE SUCCESS OF OUR PRODUCTS.

     Our primary products, graphics chips, are difficult to manufacture. The production of graphic chips requires a complex and precise process that often presents problems that are difficult to diagnose and time-consuming or expensive to solve. As a result, companies like us often experience problems in achieving acceptable wafer manufacturing yields. Our chips are manufactured from round wafers made of silicon. During manufacturing, each wafer is processed to contain numerous individual integrated circuits, or chips. We may reject or be unable to sell a percentage of wafers or chips on a given wafer because of:

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

OUR SEMICONDUCTOR, SEMICONDUCTOR-BASED OR SOFTWARE PRODUCTS COULD HAVE DESIGN DEFECTS.

     Product components may contain undetected errors or "bugs" when first supplied to the Company that, despite testing by the Company, are discovered only after certain of the Company's products have been installed and used by customers. There can be no assurance that errors will not be found in the Company's products due to errors in such products' components, or that any such errors will not impair the market acceptance of these products or require significant product recalls. Problems encountered by customers or product recalls could materially adversely affect the Company's business, financial condition and results of operations. Further, the Company continues to upgrade the firmware, software drivers and software utilities that are incorporated into or included with its hardware products. The Company's software products, and its hardware products incorporating such software, are extremely complex due to a number of factors, including the products' advanced functionality, the diverse operating environments in which the products may be deployed, the rapid pace of technology development and change in the Company's target product categories, the need for interoperability, and the multiple versions of such products that must be supported for diverse operating platforms, languages and standards. These products may contain undetected errors or failures when first introduced or as new versions are released. The Company generally provides a warranties for its retail products and, in general, the Company's return policies may permit return for full credit within thirty days after receipt of products that do not meet product specifications. There can be no assurance that, despite testing by the Company, by its suppliers and by current or potential customers, errors will not be found in new products after commencement of commercial shipments, resulting in loss of or delay in market acceptance or product acceptance or in warranty returns. Such loss or delay would likely have a material adverse effect on the Company's business, financial condition and results of operations.

     Additionally, new versions or upgrades to operating systems, independent software vendor titles or applications may require upgrades to the Company's software products to maintain compatibility with such new versions or upgrades. There can be no assurance that the Company will be successful in developing new versions or enhancements to its software or that the Company will not experience delays in the upgrade of its software products. In the event that the Company experiences delays or is unable to maintain compatibility with operating systems and independent software vendor titles or applications, the Company's business, financial condition and results of operations could be materially adversely affected.

WE ARE SUBJECT TO RISKS RELATING TO PRODUCT RETURNS AND PRICE PROTECTION.

     We often grant limited rights to customers to return unsold inventories of our products in exchange for new purchases, also known as "stock rotation." We also often grant price protection on unsold inventory, which allows customers to receive a price adjustment on existing inventory when our published price is reduced. Also, some of our retail customers will readily accept returned products from their own retail customers. These returned products are then returned to us for credit. We estimate returns and potential price protection on unsold inventory in our distribution channel. We accrue reserves for estimated returns, including warranty returns and price protection, and since the fourth quarter of 1998, we reserve the gross margin associated with channel inventory levels that exceed four weeks of demand. We may be faced with further significant price protection charges as our competitors move to reduce channel inventory levels of current products, such as our Monster Fusion, as new product introductions are made.

WE DEPEND ON SALES THROUGH DISTRIBUTORS. IF RELATIONSHIPS WITH OR SALES THROUGH DISTRIBUTORS DECLINE, OUR OPERATING RESULTS WILL BE HARMED.

     We sell our products through a network of domestic and international distributors, and directly to major retailers/mass merchants, value-added resellers and OEM customers. Our future success is dependent on the continued viability and financial stability of our customer base. Computer distribution and retail channels historically have been characterized by rapid change, including periods of widespread financial difficulties and consolidation and the emergence of alternative sales channels, such as direct mail order, telephone sales by PC manufacturers and electronic commerce on the worldwide web. The loss of, or a reduction in, sales to certain of our key distribution customers as a result of changing market conditions, competition or customer credit problems could materially and adversely affect our operating results. Likewise, changes in distribution channel patterns, such as:

     - increased electronic commerce via the Internet,

     - increased use of mail-order catalogues,

     - increased use of consumer-electronics channels for personal computer sales, or

     - increased use of channel assembly to configure PC systems to fit customers' requirements could affect us in ways not yet known. For example, the rapid emergence of Internet-based e-commerce, in which products are sold direct to consumers at low prices, is putting substantial strain on some of our traditional distribution channels.

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

WE RELY ON INTELLECTUAL PROPERTY AND OTHER PROPRIETARY INFORMATION THAT MAY NOT BE ADEQUATELY PROTECTED AND THAT MAY BE EXPENSIVE TO PROTECT.

     The industry in which we compete is characterized by vigorous protection and pursuit of intellectual property rights. We rely heavily on a combination of patent, trademark, copyright, and trade secret laws, employee and third-party nondisclosure agreements and licensing arrangements to protect our intellectual property. If we are unable to adequately protect our intellectual property, our business may suffer from the piracy of our technology and the associated loss of sales. Also, the protection provided to our proprietary technology by the laws of foreign jurisdictions, many of which offer less protection than the United States, may not be sufficient to protect our technology. It is common in the personal computer industry for companies to assert intellectual property infringement claims against other companies. Therefore, our products may also become the target of infringement claims. These infringement claims or any future claims could cause us to spend significant time and money to defend our products, redesign our products or develop or license a substitute technology. We may be unsuccessful in acquiring or developing substitute technology and any required license may be unavailable on commercially reasonable terms, if at all. In addition, an adverse result in litigation could require us to pay substantial damages, cease the manufacture, use, sale, offer for sale and importation of infringing products, or discontinue the use of certain processes. Any of those events could materially harm our business. Litigation by or against us could result in significant expense to us and could divert the efforts of our technical and management personnel, regardless of the outcome of such litigation. However, even if claims do not have merit, we may be required to dedicate significant management time and expense to defending ourselves if we are directly sued, or assisting our OEM customers in their defense of these or other infringement claims pursuant to indemnity agreements. This could have a negative effect on our financial results. For example, Intel Corporation is currently in litigation with VIA with whom we recently entered into a joint venture to bring high-performance integrated graphics and core logic chip sets to the volume OEM desktop and notebook PC markets. The result of such litigation could have an adverse effect on the Company.

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

     We obtain several of the components used in our products from single or limited sources. If component manufacturers do not allocate a sufficient supply of components to meet our needs or if current suppliers do not provide components of adequate quality or compatibility, we may have to obtain these components from distributors or on the spot market at a higher cost. We rarely have guaranteed supply arrangements with our suppliers, and suppliers may not be able to meet our current or future component requirements. If we are forced to use alternative suppliers of components, we may have to alter our product designs to accommodate these components. Alteration of product designs to use alternative components could cause significant delays and could require product recertification by our OEM customers or reduce our production of the related products. In addition, from time to time we have experienced difficulty meeting certain product shipment dates to customers for various reasons. These reasons include component delivery delays, component shortages, system compatibility difficulties and component quality deficiencies. Delays in the delivery of components, component shortages, system compatibility difficulties and supplier product quality deficiencies will continue to occur in the future. These delays or problems have in the past and could in the future result in impaired margins, reduced production volumes, strained customer relations and loss of business. For example, DRAM and flash memory components, which are used in our graphics boards and Rio digital audio players, significantly increased in price in September 1999 due in part to supply interruptions arising from the earthquake in Taiwan. In addition, industry-wide demand for flash memory components has increased dramatically, causing increases in price and shortages in supply. These price increases may have an adverse impact on our gross margin in future periods. Also, in an effort to avoid actual or perceived component shortages, we may purchase more of certain components than we otherwise require. Excess inventory resulting from such over-purchases, obsolescence or a decline in the market value of such inventory could result in inventory write-offs, which would have a negative effect on our financial results as happened in the first and second quarters of 1998. Similarly, Diamond's perception of component shortages caused Diamond to over-purchase certain components and pay surcharges for components that subsequently declined in value in the second, third and fourth quarters of 1998. In addition, our inventory sell-offs or sell-offs by our competitors could trigger channel price protection charges, further reducing our gross margins and profitability, as occurred with the Monster 3D II product line in the third and fourth quarters of 1998.

WE MAY EXPERIENCE PRODUCT DELIVERY DELAYS DUE TO THE INADEQUACY OR INCOMPATIBILITY OF SOFTWARE DRIVERS. SUCH DELAYS COULD HURT OUR SALES.

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

WE HAVE SIGNIFICANT EXPOSURE TO INTERNATIONAL MARKETS.

     Export sales accounted for 70%, 89% and 70% of our net sales in 1999, 1998 and 1997, respectively. We expect that export sales will continue to represent a significant portion of net sales, although there can be no assurance that export sales, as a percentage of net sales, will remain at current levels. Diamond's net sales in Europe accounted for 36% and 26% of total net sales during 1998 and 1997, respectively. Diamond's other international net sales accounted for 10% and 12% of total net sales for it during 1998 and 1997, respectively. In addition, a substantial proportion of our products are manufactured, assembled and tested by independent third parties in Asia. As a result, we are subject to the risks of conducting business internationally, including:

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

WE HAVE A SIGNIFICANT LEVEL OF DEBT.

     At December 31, 1999, we had total debt and other long-term liabilities outstanding of $115.5 million. The degree to which we are leveraged could adversely affect our ability to obtain additional financing for working capital or other purposes and could make us more vulnerable to economic downturns and competitive pressures. Our significant leverage could also adversely affect our liquidity, as a substantial portion of available cash from operations may have to be applied to meet debt service requirements. In the event of a cash shortfall, we could be forced to reduce other expenditures to be able to meet such debt service requirements.

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

     - announcements of design wins, technological innovations, acquisitions, investments or business alliances, by us or our competitors; and

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

     In the past, following periods of volatility in the market price of a particular company's securities, securities class action litigation has often been brought. This litigation could result in substantial costs and a diversion of our management's attention and resources. We are currently involved in securities class action litigation and Diamond is also involved in similar proceedings.

WE ARE PARTY TO LEGAL PROCEEDINGS ALLEGING SECURITIES VIOLATIONS THAT COULD HAVE A NEGATIVE FINANCIAL IMPACT ON US.

     Since November 1997, a number of complaints have been filed in federal and state courts seeking an unspecified amount of damages on behalf of an alleged class of persons who purchased shares of our common stock at various times between April 18, 1996 and November 3, 1997. The complaints name us as defendants as well as certain of our officers and former officers and certain of our directors, asserting that we and they violated federal and state securities laws by misrepresenting and failing to disclose certain information about our business. In addition, certain shareholders have filed derivative actions in the state courts of California and Delaware seeking recovery on our behalf, alleging, among other things, breach of fiduciary duties by such individual defendants. The plaintiffs in the derivative action in Delaware have not taken any steps to pursue their case. The derivative cases in California state court have been consolidated, and plaintiffs have filed a consolidated amended complaint. The court has entered a stipulated order in those derivative cases suspending court proceedings and coordinating discovery in them with discovery in the class actions in California state courts. On plaintiffs' motion, the federal court has dismissed the federal class actions without prejudice. The class actions in California state court have been consolidated, and plaintiffs have filed a consolidated amended complaint. The Company has answered that complaint. Discovery is pending. While our management intends to defend the actions against us vigorously, there can be no assurance that an adverse result or settlement with regards to these lawsuits would not have a material adverse effect on our financial condition or results of operations.

     We are also defending several putative class action lawsuits naming Diamond which were filed in June and July 1996 and June 1997 in the California Superior Court for Santa Clara County and the U.S. District Court for the Northern District of California. Certain former executive officers and directors of Diamond are also named as defendants. The plaintiffs purport to represent a class of all persons who purchased Diamond's Common Stock between October 18, 1995 and June 20, 1996 (the "Class Period"). The complaints allege claims under the federal securities laws and California law. The plaintiffs allege that Diamond and the other defendants made various material misrepresentations and omissions during the Class Period. The complaints do not specify the amount of damages sought. On March 24, 2000, the District Court for the Northern District of California dismissed the federal action without prejudice. We believe that we have good defenses to the claims alleged in the California Superior Court lawsuit and will defend ourselves vigorously against this action. No trial date has been set for this action. The ultimate outcome of this action cannot be presently determined. Accordingly, no provision for any liability or loss that may result from adjudication or settlement thereof has been made in the accompanying consolidated financial statements.

     In addition, we have been named, with Diamond, as a defendant in litigation relating to the merger. On August 4, 1999, two alleged stockholders of Diamond filed a lawsuit, captioned Strum v. Schroeder, et al., in the Superior Court of the State of California for the County of Santa Clara. Plaintiffs, on behalf of themselves and a class of all former Diamond stockholders similarly situated whom they purportedly represent, challenge the terms of the merger. The complaint names Diamond, the former directors of Diamond and us as defendants. The complaint alleges generally that Diamond's directors breached their fiduciary duties to stockholders of Diamond and seeks rescission and the recovery of unspecified damages, fees and expenses. While our management intends to defend the actions against us vigorously, there can be no assurance that an adverse result or settlement with regards to these lawsuits would not have a material adverse effect on our financial condition or results of operations.

     We have also received from the SEC a request for information relating to our financial restatement announcement in November 1997. We have responded and intend to continue to respond to the SEC requests.

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

     Principal (Notional) Amounts Maturing in 2000 in U.S. Dollars:

                                                                 FAIR VALUE AT
                                                               DECEMBER 31, 1999
                                                             ----------------------
                                                                 (IN THOUSANDS,
                                                             EXCEPT INTEREST RATES)
At December 31, 1999:
Cash and equivalents.......................................         $ 45,825
Weighted average interest rate.............................             4.94%
Short-term investments.....................................         $ 58,918
Weighted average interest rate.............................             6.48%
Total portfolio............................................         $104,743
Weighted average interest rate.............................             5.81%

CONVERTIBLE SUBORDINATED NOTES

     In September 1996, the Company completed a private placement of $103.5 million aggregate principal amount of convertible subordinated notes. The notes mature in 2003. Interest is payable semi-annually at 5 3/4% per annum. The notes are convertible at the option of the note holders into the Company's common stock at an initial conversion price of $19.22 per share, subject to adjustment. Beginning in October 1999, the notes are redeemable at the option of the Company at an initial redemption price of 102% of the principal amount. The fair value of the convertible subordinated notes at December 31, 1999 was approximately $96.13 million.

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

     The effect of foreign exchange rate fluctuations on the Company's financial statements for the years ended December 31, 1999 and 1998 was not material. From time to time the Company uses foreign exchange forward contracts as a means for hedging assets or liabilities denominated in foreign currencies. As of December 31, 1999, the Company held the following forward exchange contracts:

                                                     MATURITY
                                                       DATE         NOTIONAL    FAIR VALUE
                                                   -------------    --------    ----------
                                                                        (IN THOUSANDS)
Foreign Currency Forward Exchange Contracts:
275,905,000 New Taiwan Dollars...................  April 3, 2000     $8,489       $(200)
275,905,000 New Taiwan Dollars...................   July 5, 2000     $8,466       $(186)

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         INDEX TO CONSOLIDATED FINANCIAL STATEMENTS OF S3 INCORPORATED

                                                              PAGE(S)
                                                              -------
Report of Ernst & Young LLP, Independent Auditors...........    43
Report of Deloitte & Touche LLP, Independent Auditors.......    44
Consolidated Statements of Operations for the years ended
  December 31, 1999, 1998 and 1997..........................    45
Consolidated Balance Sheets as of December 31, 1999 and
  1998......................................................    46
Consolidated Statements of Stockholders' Equity for the
  years ended December 31, 1999, 1998 and 1997..............    47
Consolidated Statements of Cash Flows for the years ended
  December 31, 1999, 1998 and 1997..........................    48
Notes to Consolidated Financial Statements..................    49
Selected Quarterly Consolidated Financial Data
  (Unaudited)...............................................    69

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
S3 Incorporated

     We have audited the accompanying consolidated balance sheet of S3 Incorporated as of December 31, 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. Our audit also included the financial statement schedule for the year ended December 31, 1999 listed in the Index at Item 14(a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audit provides a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of S3 Incorporated at December 31, 1999, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                          ERNST & YOUNG LLP

San Jose, California
January 31, 2000

             REPORT OF DELOITTE & TOUCHE LLP, INDEPENDENT AUDITORS

Board of Directors and Stockholders
S3 Incorporated:

     We have audited the accompanying consolidated statements of operations, stockholders' equity and cash flows of S3 Incorporated and subsidiaries for the year ended December 31, 1997. Our audit also included the financial statement schedule at Item 14(a)(2) for the year ended December 31, 1997. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. We did not audit the financial statements of United Semiconductor Corporation ("USC"), the Company's investment in which is accounted for by use of the equity method. The Company's equity ($19,012,000) of USC's net income (after investor's applicable taxes) for the year ended December 31, 1997 is included in the accompanying financial statements. The 1997 financial statements of USC were audited by other auditors whose report was furnished to us, and our opinion, insofar as it relates to the amount included for such company, is based solely on the report of such other auditors.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit and the report of other auditors provide a reasonable basis for our opinion.

     In our opinion, based on our audit and the report of the other auditors, such 1997 consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of S3 Incorporated and subsidiaries for the year ended December 31, 1997 in conformity with generally accepted accounting principles. Also, in our opinion, the financial statement schedule for the year ended December 31, 1997, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                          DELOITTE & TOUCHE LLP

San Jose, California
January 23, 1998

                                S3 INCORPORATED

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                YEAR ENDED DECEMBER 31,
                                                           ----------------------------------
                                                             1999         1998         1997
                                                           ---------    ---------    --------
Net sales................................................  $ 352,583    $ 224,639    $436,359
Cost of sales............................................    307,161      226,711     301,185
                                                           ---------    ---------    --------
Gross margin (loss)......................................     45,422       (2,072)    135,174
Operating expenses:
  Research and development...............................     73,896       78,566      78,612
  Selling, marketing and administrative..................     52,832       41,926      55,879
  Other operating expense................................      6,700       41,335      17,180
  Amortization of goodwill and intangibles related to the
     Diamond acquisition.................................     12,156           --          --
                                                           ---------    ---------    --------
          Total operating expenses.......................    145,584      161,827     151,671
                                                           ---------    ---------    --------
Loss from operations.....................................   (100,162)    (163,899)    (16,497)
  Gain on sale of joint venture..........................     22,433       26,561          --
  Interest income........................................      5,258        7,253       5,295
  Interest expense.......................................     (7,205)      (6,235)     (6,477)
  Other income (expense).................................      1,034       (6,309)       (952)
                                                           ---------    ---------    --------
Loss before income taxes and equity in income of
  manufacturing joint venture and minority interest in
  Rioport................................................    (78,642)    (142,629)    (18,631)
Benefit for income taxes.................................    (47,916)     (11,956)     (8,497)
                                                           ---------    ---------    --------
Loss before equity in income of manufacturing joint
  venture and minority interest in Rioport...............    (30,726)    (130,673)    (10,134)
Equity in income from manufacturing joint venture........      4,588       17,469      19,012
Minority interest in Rioport.............................     (4,642)          --          --
                                                           ---------    ---------    --------
Net income (loss)........................................  $ (30,780)   $(113,204)   $  8,878
                                                           =========    =========    ========
Per share amounts:
  Basic..................................................  $   (0.52)   $   (2.22)   $   0.18
  Diluted................................................  $   (0.52)   $   (2.22)   $   0.17
Shares used in computing per share amounts:
  Basic..................................................     59,244       51,078      49,519
  Diluted................................................     59,244       51,078      51,740

          See accompanying notes to consolidated financial statements.

                                S3 INCORPORATED

                          CONSOLIDATED BALANCE SHEETS
                (IN THOUSANDS, EXCEPT SHARES AND PER SHARE DATA)

                                     ASSETS

                                                                  DECEMBER 31,
                                                              --------------------
                                                                1999        1998
                                                              --------    --------
Current assets:
  Cash and equivalents......................................  $ 45,825    $ 31,022
  Short-term investments....................................    58,918      88,553
  Accounts receivable (net of allowances of $19,298 in 1999
     and $6,525
     in 1998)...............................................    78,312      23,864
  Inventories...............................................    97,161      11,383
  Production capacity rights................................    14,277      15,709
  Taxes receivable..........................................     4,321      20,203
  Deferred income taxes.....................................    19,658          --
  Prepaid expenses and other................................     6,181       6,444
                                                              --------    --------
          Total current assets..............................   324,653     197,178
Property and equipment -- net...............................    34,404      22,392
Investments.................................................    92,763      88,056
Deferred taxes..............................................    56,458          --
Goodwill and intangible assets..............................   199,139          --
Other assets................................................    15,230      18,175
                                                              --------    --------
          Total.............................................  $722,647    $325,801
                                                              ========    ========

                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable..........................................  $117,539    $ 16,315
  Notes payable.............................................    51,261      14,400
  Accrued compensation and benefits.........................     9,167       6,491
  Accrued liabilities.......................................    30,803       5,823
  Taxes payable.............................................     5,781          --
  Deferred revenue..........................................     9,953       1,905
                                                              --------    --------
          Total current liabilities.........................   224,504      44,934
Other liabilities...........................................    12,010      13,837
Convertible subordinated notes..............................   103,500     103,500
Commitments and contingencies (Notes 8 and 12)
Stockholders' equity:
  Preferred stock, $.0001 par value; 5,000,000 shares
     authorized; none outstanding...........................        --          --
  Common stock, $.0001 par value; 175,000,000 shares
     authorized; 78,139,745, and 51,716,171, shares
     outstanding in 1999 and 1998
     respectively...........................................         8           5
  Additional paid-in capital................................   434,330     191,642
  Accumulated other comprehensive loss......................    (7,563)    (14,755)
  Accumulated deficit.......................................   (44,142)    (13,362)
                                                              --------    --------
          Total stockholders' equity........................   382,633     163,530
                                                              --------    --------
          Total.............................................  $722,647    $325,801
                                                              ========    ========

          See accompanying notes to consolidated financial statements.

                                S3 INCORPORATED

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                         (IN THOUSANDS, EXCEPT SHARES)

                                                                                  ACCUMULATED
                                                                                     OTHER         RETAINED
                                                 COMMON STOCK       ADDITIONAL   COMPREHENSIVE     EARNINGS
                                              -------------------    PAID-IN        INCOME       (ACCUMULATED
                                                SHARES     AMOUNT    CAPITAL        (LOSS)         DEFICIT)       TOTAL
                                              ----------   ------   ----------   -------------   ------------   ---------
BALANCE AT DECEMBER 31, 1996................  48,331,794     $5      $169,406      $    (54)      $  90,964     $ 260,321
  Comprehensive loss:
    Net income..............................          --     --            --            --           8,878         8,878
    Other comprehensive loss, net of tax:
      Change in unrealized gain on
        investments.........................          --     --            --         3,720              --         3,720
      Change in foreign currency translation
        adjustment..........................          --     --            --       (19,944)             --       (19,944)
                                                                                                                ---------
    Other comprehensive loss................                                                                      (16,224)
                                                                                                                ---------
  Comprehensive loss........................                                                                       (7,346)
  Exercise of stock options.................   1,703,768     --         8,796            --              --         8,796
  Employee stock purchase plan..............     414,646     --         3,180            --              --         3,180
  Tax benefit of stock option
    transactions............................          --     --         3,825            --              --         3,825
  Stock compensation plan...................      99,071     --         2,064            --              --         2,064
                                              ----------     --      --------      --------       ---------     ---------
BALANCE AT DECEMBER 31, 1997................  50,549,279      5       187,271       (16,278)         99,842       270,840
  Comprehensive loss:
    Net loss................................          --     --            --            --        (113,204)     (113,204)
    Other comprehensive income, net of tax:
      Change in unrealized loss on
        investments.........................          --     --            --        (5,995)             --        (5,995)
      Change in foreign currency translation
        adjustment..........................          --     --            --         7,518              --         7,518
                                                                                                                ---------
    Other comprehensive income..............                                                                        1,523
                                                                                                                ---------
  Comprehensive loss........................                                                                     (111,681)
  Exercise of stock options.................     560,546     --         1,984            --              --         1,984
  Employee stock purchase plan..............     606,346     --         2,387            --              --         2,387
                                              ----------     --      --------      --------       ---------     ---------
BALANCE AT DECEMBER 31, 1998................  51,716,171      5       191,642       (14,755)        (13,362)      163,530
  Comprehensive loss:
    Net loss................................          --     --            --            --         (30,780)      (30,780)
    Other comprehensive income, net of tax:
      Change in unrealized loss on
        investments.........................          --     --            --         3,132              --         3,132
      Change in foreign currency translation
        adjustment..........................          --     --            --         4,060              --         4,060
                                                                                                                ---------
    Other comprehensive income..............                                                                        7,192
                                                                                                                ---------
  Comprehensive loss........................          --     --            --            --              --       (23,588)
  Private issuance..........................   3,423,000      1        34,438            --              --        34,439
  Exercise of stock options.................   3,390,645     --        18,155            --              --        18,155
  Employee stock purchase plan..............     895,491     --         2,294            --              --         2,294
  Diamond acquisition.......................  18,714,438      2       183,923            --              --       183,925
  Sale of warrant...........................          --     --           990            --              --           990
  Tax benefit of stock option
    transactions............................          --     --         2,888            --              --         2,888
                                              ----------     --      --------      --------       ---------     ---------
BALANCE AT DECEMBER 31, 1999................  78,139,745     $8      $434,330      $ (7,563)      $ (44,142)    $ 382,633
                                              ==========     ==      ========      ========       =========     =========

          See accompanying notes to consolidated financial statements.

                                S3 INCORPORATED

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                     YEAR ENDED DECEMBER 31,
                                                                ----------------------------------
                                                                  1999         1998         1997
                                                                ---------    ---------    --------
OPERATING ACTIVITIES
  Net income (loss).........................................    $ (30,780)   $(113,204)   $  8,878
  Adjustments to reconcile net income (loss) to net cash
    used for operating activities:
    Deferred income taxes...................................      (61,669)      15,453       5,432
    Depreciation............................................       19,530       18,844      15,504
    Amortization............................................       12,156        8,347       2,987
    Write-off of prepaid production capacity................           --        4,000          --
    Utilization of production capacity rights...............           --        4,291      (2,400)
    Loss on disposal of property and equipment..............           --       11,308       2,214
    Write-off of impaired assets............................           --       27,226      17,180
    Write-off of acquired technologies......................        6,700        8,000          --
    Gain on sale of shares of joint venture.................      (22,433)     (26,561)         --
    Stock compensation......................................           --           --       2,064
    Equity in income from joint venture.....................       (4,588)     (17,469)    (30,962)
    Minority interest.......................................        4,642           --          --
    Changes in assets and liabilities:
      Accounts receivable...................................        3,921       36,849      15,407
      Inventories...........................................      (34,704)      60,499     (18,416)
      Prepaid expenses and other............................        3,655        1,158     (25,451)
      Accounts payable......................................        5,919      (26,573)     (8,341)
      Accrued compensation and benefits.....................       (2,395)      (2,397)     (1,574)
      Accrued liabilities...................................        7,492        1,515       3,362
      Deferred revenue......................................         (190)      (9,015)     (1,192)
      Income taxes payable..................................       25,225      (11,576)     (3,536)
                                                                ---------    ---------    --------
         Net cash used for operating activities.............      (67,519)      (9,305)    (18,844)
                                                                ---------    ---------    --------
INVESTING ACTIVITIES
  Property and equipment purchases, net.....................       (6,614)      (5,916)    (30,299)
  Purchases of short-term investments.......................     (107,747)    (125,406)    (16,404)
  Sales of short-term investments...........................      148,937           --          --
  Maturities of short-term investments......................           --       66,691      55,705
  Investment in real estate partnership.....................        7,812           --          --
  Sale of joint venture.....................................       22,433       68,025          --
  Merger with Diamond Multimedia............................      (22,521)          --          --
  Equity investment in technology company...................           --           --      (5,000)
  Purchase of technology....................................           --      (40,000)         --
  Other assets..............................................       (3,642)      (2,276)    (10,412)
                                                                ---------    ---------    --------
         Net cash from (used for) investing activities......       38,658      (38,882)     (6,410)
                                                                ---------    ---------    --------
FINANCING ACTIVITIES
  Sale of common stock, net.................................       57,779        4,371      11,976
  Sale of warrant...........................................          990           --          --
  Net borrowings (repayments) of notes payable..............      (20,752)     (10,000)     10,000
  Net borrowings (repayments) on equipment financing........           --       (5,646)       (854)
                                                                ---------    ---------    --------
  Net cash provided by (used for) financing activities......       38,017      (11,275)     21,122
                                                                ---------    ---------    --------
Effect of exchange rate changes.............................        5,647           --          --
                                                                ---------    ---------    --------
Net increase (decrease) in cash and equivalents.............       14,803      (59,462)     (4,132)
Cash and equivalents at beginning of period.................       31,022       90,484      94,616
                                                                ---------    ---------    --------
Cash and equivalents at end of period.......................    $  45,825    $  31,022    $ 90,484
                                                                =========    =========    ========
SUPPLEMENTAL CASH FLOW INFORMATION
  Interest paid.............................................    $   7,524    $   6,235    $  6,665
  Income taxes paid (refunded), net.........................    $ (20,022)   $ (15,900)   $ 10,119

          See accompanying notes to consolidated financial statements.

                                S3 INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

 1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

  Organization

     S3 Incorporated ("S3" or the "Company") was incorporated on January 9, 1989 and is a leading supplier of high performance multimedia accelerator solutions, connectivity products for the digital home and products for acquiring, managing and experiencing music and spoken audio programming from the Internet. The Company's products are used in, and its business is dependent on, the personal computer industry and the development of the Internet with sales primarily in the U.S., Asia and Europe (see Note 11). Its products are manufactured, assembled and tested by independent wafer foundries and contract manufacturers.

  Basis of Presentation

     The consolidated financial statements include the accounts of S3 and its wholly-owned subsidiaries. All significant inter-company balances and transactions have been eliminated. Investments in entities in which the Company does not have control, but has the ability to exercise significant influence over operating and financial policies are accounted for by the equity method.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities; the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include allowances for doubtful accounts and customer returns, deferred tax assets, the useful lives of fixed assets and intangible assets, inventory and other reserves. Actual results could differ from those estimates, and such differences may be material to the financial statements.

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

  Derivative Financial Instruments

     The Company periodically enters forward foreign exchange contracts primarily to hedge the value of accounts receivable denominated in foreign currencies against fluctuations in exchange rates until such receivables are collected. The Company does not enter into forward foreign exchange contracts for speculative or trading purposes. The Company's accounting policies for these contracts are based on the Company's

                                S3 INCORPORATED

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

designation of the contracts as hedges of firm foreign currency commitments. Gains and losses on forward foreign exchange contracts are deferred and recognized in income in the same period as losses and gains on the underlying transactions are recognized and generally offset. As of December 31, 1999, the Company had two foreign exchange forward contracts outstanding. Each contract allows the Company to sell 275,905,000 New Taiwanese Dollars. These contracts expire on April 3, 2000 and July 5, 2000.

  Inventories

     Inventories consist of raw materials, work in process and finished goods and are stated at the lower of cost (first-in, first-out) or market. The Company's products typically experience short product life cycles and the Company estimates the market value of its inventory based on anticipated selling prices adjusted for completion and selling costs. Should the Company experience a substantial unanticipated decline in the selling price of its products and/or demand thereof, a material valuation adjustment and corresponding charge to operations could result.

     Required payments under a wafer supply agreement to secure future production capacity are capitalized and amortized to inventory costs as the related product is received.

     Inventories consist of:

                                                              DECEMBER 31,
                                                           ------------------
                                                            1999       1998
                                                           -------    -------
                                                             (IN THOUSANDS)
Raw materials............................................  $40,132    $    --
Work in process..........................................   10,418      6,340
Finished goods...........................................   46,611      5,043
                                                           -------    -------
          Total..........................................  $97,161    $11,383
                                                           =======    =======

  Property and Equipment

     Property and equipment are stated at cost. Depreciation is computed using the straight-line method over estimated useful lives of three to seven years for machinery and equipment and five to seven years for furniture and fixtures. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or the assets' useful lives.

     Property and equipment consist of:

                                                             DECEMBER 31,
                                                         --------------------
                                                           1999        1998
                                                         --------    --------
                                                            (IN THOUSANDS)
Machinery and equipment................................  $ 78,271    $ 37,718
Furniture and fixtures.................................     7,924       3,622
Leasehold improvements.................................     9,490       4,347
                                                         --------    --------
          Total........................................    95,685      45,687
Accumulated depreciation and amortization..............   (61,281)    (23,295)
                                                         --------    --------
Property and equipment, net............................  $ 34,404    $ 22,392
                                                         ========    ========

  Long-Lived Assets

     The Company recognizes impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. The impairment loss is measured by comparing the fair value of the asset to

                                S3 INCORPORATED

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

its carrying amount. The Company annually evaluates the recoverability of its long-lived assets based on the estimated future undiscounted cash flows. See
Note 13 for further discussion of impairment charges.

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

  Concentration of Credit Risk

     Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents, short-term investments, trade accounts receivable and foreign exchange contracts. The Company invests only in high credit quality short-term debt instruments and limits the amount of credit exposure to any one entity. A majority of the Company's trade receivables result from sales to manufacturers in the computer industry. Three customers combined accounted for greater than 52% of the Company's accounts receivable balance at December 31, 1999. The Company performs ongoing credit evaluations of its customers' financial condition and limits the amount of credit extended when deemed necessary but generally requires no collateral. The Company maintains reserves for potential credit losses, and all such losses to date have been within management's expectations.

  Research and Development Expenses

     Research and development is expensed as incurred. To the extent research and development costs include the development of computer software, the Company believes that software development is an integral part of the semiconductor design and expenses all such costs as incurred.

  Income Taxes

     The Company accounts for income taxes using the asset and liability approach.

  Stock-Based Compensation

     The Company accounts for stock-based awards to employees using the intrinsic value method. The Company adopted the disclosure of pro forma net income (loss) and earnings (loss) per share as if the Company adopted the fair value-based method in measuring compensation expense as of the beginning of fiscal 1995.

  Recently Issued Accounting Standards

     In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") which provides a comprehensive and

                                S3 INCORPORATED

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

consistent standard for the recognition and measurement of derivatives and hedging activities. The statement, as amended, is effective for fiscal years commencing after June 15, 2000. The Company will does not believe that SFAS 133 will have a material impact on earnings or the financial condition of the Company.

     In December 1999, the Securities and Exchange Commission (the "SEC") issued SEC Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company has not completed its review of SAB 101 and has not determined the financial impact on the Company's consolidated results of operations. The Company will adopt SAB 101 in the second quarter of fiscal 2000.

  Reclassifications

     Certain prior year amounts have been reclassified to conform to the current year presentation. Such reclassifications had no effect on net income (loss) or stockholders' equity.

 2. BUSINESS COMBINATIONS

     On September 24, 1999, the Company completed the acquisition of all of the outstanding common stock of Diamond Multimedia Systems, Inc. ("Diamond"). Diamond designs, develops, manufactures and markets multimedia and connectivity products for personal computers. The transaction was accounted for as a purchase and, accordingly, the results of operations of Diamond and the estimated fair value of assets acquired and liabilities assumed are included in the Company's consolidated financial statements as of September 24, 1999, the effective date of the purchase, through the end of the fiscal year.

     Pursuant to the Merger Agreement, each share of Diamond common stock was converted into the right to receive 0.52 shares of the Company's common stock. No fractional shares were issued. Stockholders otherwise entitled to a fractional share received cash on the effective date of the merger. In addition, each option and right to acquire Diamond common stock granted under Diamond's stock-based incentive plans was converted into an option to purchase Company common stock. Approximately 18.7 million common shares of S3 stock were issued to Diamond shareholders and approximately 1.3 million options were assumed.

     The purchase price of $216.9 million includes $172.2 million of stock issued at fair value (fair value being determined as the average price of the S3 stock for a period three days before and after the announcement of the merger), $11.7 million in Diamond stock option costs (being determined under both the Black-Scholes formula and in accordance with the Merger Agreement), cash paid to Diamond of $20.0 million and $13.0 million in estimated expenses of the transaction. The purchase price was allocated as follows: $1.2 million to the estimated fair value of Diamond net liabilities assumed (as of September 24, 1999), $6.7 million to purchased in-process research and development, $6.8 million to purchased existing technology, $11.4 million to trade names, $5.5 million to workforce-in-place, $12.5 million to Diamond distribution channel relationships and $172.8 million to goodwill. Goodwill is recorded as a result of consideration paid in excess of the fair value of net tangible and intangible assets acquired. Goodwill and identified acquisition related intangible assets are amortized on a straight-line basis over the periods indicated below. The allocation of the purchase price to intangibles was based upon management's estimates. The purchase price and the related allocation are subject to further refinement and change over the initial year of combined operations.

     Management has completed its integration plans related to Diamond. The integration plans include initiatives to combine the operations of Diamond and S3 and consolidate duplicative operations. Areas where management estimates may be revised primarily relate to employee severance and relocation costs and other exit costs. Adjustments to accrued integration costs related to Diamond will be recorded as adjustments to the fair value of net assets in the purchase price allocation. Accrued integration charges included $3.1 million

                                S3 INCORPORATED

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

related to involuntary employee separation and relocation benefits for employees and $1.5 million in other exit costs primarily relating to the closing or consolidation of facilities and the termination of certain contractual relationships. The accruals recorded related to the integration of Diamond are based upon management's current estimate of integration costs.

     The intangible assets and goodwill acquired have estimated useful lives and estimated first year amortization, as follows (dollars in thousands):

                                                                                      CALCULATED
                                                                       ESTIMATED      FIRST YEAR
                                                           AMOUNT     USEFUL LIFE    AMORTIZATION
                                                          --------    -----------    ------------
Purchased existing technology...........................  $  6,800    2 - 4 years      $ 2,708
Tradenames..............................................    11,400       7 years         1,629
Workforce-in-place......................................     5,500       4 years         1,375
Diamond distribution channel relationships..............    12,500       5 years         2,500
Goodwill................................................   172,774       5 years        34,555

     The value assigned and written off as purchased in-process research and development ("IPR&D") of $6.7 million was determined by identifying research projects in areas for which technological feasibility had not been established. The value was determined by estimating the expected cash flows from the projects once commercially viable, discounting the net cash flows back to their present value and then applying a percentage of completion to the calculated value as defined below.

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

     The discount rate used in discounting the net cash flows from IPR&D ranged from 25% to 35%. Relatively high discount rates were used to reflect the inherent uncertainties surrounding the successful development of the IPR&D, market acceptance of the technology, the useful life of such technology and the uncertainty of technological advances that could potentially impact the estimates described above.

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

                                S3 INCORPORATED

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

 3. FINANCIAL INSTRUMENTS

     The following is a summary of available-for-sale securities:

                                            AMORTIZED     MARKET      UNREALIZED        UNREALIZED
                                              COST        VALUE      HOLDING GAINS    HOLDING LOSSES
                                            ---------    --------    -------------    --------------
                                                                 (IN THOUSANDS)
DECEMBER 31, 1999:
Corporate Debt Securities:
  Money market mutual funds...............  $ 13,240     $ 13,240       $   --           $    --
  Commercial paper........................       894          897            3
  Corporate bonds.........................    23,141       22,797           --              (344)
  Municipal bonds.........................     1,829        1,815           --               (14)
  Market auction preferreds...............     7,000        7,000           --                --
  Certificates of deposit.................     5,024        5,000           --               (24)
                                            --------     --------       ------           -------
          Total Corporate Debt
            Securities....................    51,128       50,749            3              (382)
Corporate Equity Securities...............    19,038       20,462        2,231              (807)
U.S. Government Securities................     8,901        8,844           --               (57)
                                            --------     --------       ------           -------
                                            $ 79,067     $ 80,055       $2,234           $(1,246)
                                            ========     ========       ======           =======
Included in short-term investments........  $ 57,933     $ 58,918       $2,231           $(1,246)
Included in cash and cash equivalents.....    21,134       21,137            3                --
                                            --------     --------       ------           -------
                                            $ 79,067     $ 80,055       $2,234           $(1,246)
                                            ========     ========       ======           =======
DECEMBER 31, 1998:
Corporate Debt Securities:
  Money market mutual funds...............  $ 15,645     $ 15,645       $   --           $    --
  Commercial paper........................     5,475        5,470           --                (5)
  Corporate bonds.........................    35,802       35,860           68               (10)
  Municipal bonds.........................     5,000        5,000           --                --
  Market auction preferreds...............    25,500       25,500           --                --
  Certificates of deposit.................    19,002       19,016           16                (2)
                                            --------     --------       ------           -------
          Total Corporate Debt
            Securities....................   106,424      106,491           84               (17)
Corporate Equity Securities...............     6,600        4,204           --            (2,396)
                                            --------     --------       ------           -------
                                            $113,024     $110,695       $   84           $(2,413)
                                            ========     ========       ======           =======
Included in short-term investments........  $ 90,881     $ 88,553       $   84           $(2,412)
Included in cash and cash equivalents.....    22,143       22,142           --                (1)
                                            --------     --------       ------           -------
                                            $113,024     $110,695       $   84           $(2,413)
                                            ========     ========       ======           =======

                                S3 INCORPORATED

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

  Fair Value Disclosures

     The carrying values and fair values of the Company's financial instruments are as follows:

                                                   DECEMBER 31, 1999          DECEMBER 31, 1998
                                                -----------------------    -----------------------
                                                CARRYING     ESTIMATED     CARRYING     ESTIMATED
                                                 AMOUNT      FAIR VALUE     AMOUNT      FAIR VALUE
                                                ---------    ----------    ---------    ----------
                                                                  (IN THOUSANDS)
Cash and cash equivalents.....................  $  45,825     $ 45,825     $  31,022     $ 31,022
Short-term investments........................     58,918       58,918        88,553       88,553
Convertible subordinated notes................   (103,500)     (96,131)     (103,500)     (76,750)
Foreign currency forward exchange contracts...         --         (386)           --           25

 4. INVESTMENTS

  Investment in USC

     During 1995, the Company entered into two long-term manufacturing capacity arrangements. The Company entered into an agreement with United Microelectronics Corporation ("UMC") and Alliance Semiconductor Corporation to form United Semiconductor Corporation ("USC"), a separate Taiwanese company, for the purpose of building and managing a semiconductor manufacturing facility in Taiwan, Republic of China. The Company invested a total of $89.4 million for its equity interest of 23.75%. On December 31, 1998, the Company entered into an agreement with UMC to sell to UMC 80 million shares of stock of USC for a purchase price of 2.4 billion New Taiwan dollars. The Company received the purchase price (approximately $68.0 million in cash) in January 1999 upon closing. As a result of the January 1999 sale to UMC, S3's percentage ownership in USC decreased to 15.75% and altered its method of accounting for its interest in the joint venture from the equity method to the cost method. The Company has the right to purchase up to 31.25% of the output from the foundry.

     In June of 1999, the Company announced that it would receive $42.0 million for a patent license and release of contingencies on the previous USC stock sale from UMC. Payments are being received over five fiscal quarters beginning in the quarter ended June 30, 1999. Under the terms of the agreement, S3 will license UMC 29 patents covering multimedia products and integrated circuit manufacturing technology for use in products manufactured by UMC. In addition, the Company agreed to release UMC from contingencies associated with the sale of 80 million shares of stock of USC in January 1998. The Company agreed to waive rights to its USC board seat and determined that it no longer could exercise significant influence over the financial and operating decisions of USC. Accordingly, in June 1999 the Company ceased accounting for its investment in USC using the equity method of accounting.

     In June 1999 UMC announced that it would provide one share of UMC for every share of USC stock. The expected transaction was a result of UMC's foundry consolidation plans whereby USC, United Integrated Circuits Corporation ("UICC"), United Silicon Incorporated ("USIC") and UTEK Semiconductor Corporation ("UTEK"), were merged into UMC.

     As the Company currently owns 252 million shares of USC, this will result in the transfer of 252 million UMC shares of stock to the Company. The transaction was approved by UMC shareholders at the end of July 1999. The final share transfer occurred in January 2000. As the shares owned in UMC are publicly traded and the Company is accounting for its investment on the cost basis, the investment will be adjusted to market value beginning in the first quarter of 2000, in accordance with SFAS 115.

                                S3 INCORPORATED

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

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

  Investments in OneStep, LLC and Rioport.com, Inc.

     In July 1999, the Company acquired OneStep, LLC, a software development company that supplies the Rio Audio Manager to RioPort.com, Inc. for $10.9 million in cash. The Rio Audio Manager is designed to allow audio enthusiasts to easily acquire, create, organize and playback music or spoken audio programming in one simple application.

     In October 1999, S3 caused RioPort.com, Inc., which was a wholly owned subsidiary, to sell shares of its preferred stock to third party investors. RioPort.com is developing an integrated platform for acquiring, managing and experiencing music and spoken audio programming from the Internet. As a result, the Company retains a minority investment in RioPort.com, Inc. and accounts for its investment using the equity method of accounting. In addition, in November 1999, the Company received $10.9 million for the sale of OneStep, LLC to RioPort.com, Inc.

  Investment in S3-VIA, Inc.

     In November 1999, the Company established a joint venture with VIA Technologies, Inc. to bring high-performance integrated graphics and core logic chip sets to the volume OEM desktop and notebook PC markets. The newly formed S3-VIA, Inc. will have joint funding, exclusive access to both companies' technology and distribution rights for developed products between S3 and VIA. The Company owns 50.1% of the voting common stock of the joint venture. Accordingly, the Company consolidates the accounts of S3-VIA, Inc. in its consolidated financial statements.

 5. CONVERTIBLE SUBORDINATED NOTES

     In September 1996, the Company completed a private placement of $103.5 million of convertible subordinated notes. The notes mature in 2003. Interest is payable semi-annually at 5 3/4% per annum. The notes are convertible at the option of the note holders into the Company's common stock at an initial conversion price of $19.22 per share, subject to adjustment. Beginning in October 1999, the notes are redeemable at the option of the Company at an initial redemption price of 102% of the principal amount. The Company has reserved 5,385,015 shares of common stock (plus such additional number of shares that may be required pursuant to the operation of anti-dilution provisions) for the conversion of these notes. Offering costs of approximately $3.4 million are included in other assets and are amortized on a straight-line basis over the term of the notes. The fair value of the convertible subordinated notes at December 31, 1999 was approximately $96.1 million.

 6. LINE OF CREDIT AND NOTES PAYABLE

     In 1995 the Company expanded and formalized its relationship with Taiwan Semiconductor Manufacturing Company (TSMC) to provide additional capacity over the 1996 to 2000 timeframe. The agreement with TSMC requires the Company to make certain annual advance payments to be applied against the following year's capacity. The Company has signed promissory notes to secure these payments over the term of the

                                S3 INCORPORATED

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

agreement. The notes bear interest at 10% per annum commencing on the individual note's maturity dates if such notes are not paid. At December 31, 1999, the remaining advance payments totaled $14.3 million and the corresponding promissory notes totaled $9.6 million. During the second quarter of 1998, the Company and TSMC agreed to extend the term of the agreement two years to 2002. The corresponding notes payable were extended with the final payment due in 2001.

     At December 31, 1999, the Company has a $50.0 million domestic bank facility permitting borrowings at the prime rate. This bank facility expires January 2001. The covenants covering this debt agreement pertain to minimum levels of collateral coverage and tangible net worth, quarterly profitability and minimum levels of liquidity. As of December 31, 1999, the Company was in default with its loan covenants regarding liquidity. The Company obtained a waiver for this violation. Additionally, the Company has credit facilities under foreign lines of credit. The Company has a foreign line of credit of 10 million DeutscheMarks (approximately $5.1 million at December 31, 1999). The Company also has a foreign line of credit of 400,000 British Pounds (approximately $647,000 at December 31, 1999). Borrowings, included in Notes Payable, were $41.7 million under these facilities at December 31, 1999.

     As of December 31, 1999, the Company's future payments on debt related to notes payable, lines of credit and capital lease obligations are due in 2000, therefore all amounts have been classified as current.

 7. STOCKHOLDERS' EQUITY

  Preferred Stock

     The number of shares of preferred stock authorized to be issued is 5,000,000 with a par of $0.0001 per share. The preferred stock may be issued from time to time in one or more series. The Board of Directors is authorized to provide rights, preferences, privileges and restrictions of the shares of such series. As of December 31, 1999, no shares of preferred stock had been issued.

  Stockholder Rights Plan

     On May 14, 1997, the Board adopted a Stockholder Rights Plan. To implement the plan, S3's Board declared a dividend of one preferred stock purchase right (a "Right") for each outstanding share of S3 common stock held of record on June 1, 1997. Each Right represents a contingent right to purchase, under certain circumstances, a fractional share of a newly created series of S3 preferred stock. The Rights would become exercisable and trade independently from S3 common stock upon the public announcement of the acquisition by a person or group of 15 percent or more of S3's common stock, or ten days after commencement of a tender or exchange offer for S3 common stock that would result in the acquisition of 15 percent or more of S3's common stock. In the event one of the limited conditions is triggered, each Right entitles the registered holder to purchase one one-thousandth of a share of Preferred Stock at an exercise price of $85.00 per right. The Board of Directors may redeem the Rights at $0.01 per Right pursuant to the plan. The Rights expire May 14, 2007.

  Employee Stock Purchase Plans

     Under the terms of the Merger Agreement with Diamond, the Company assumed Diamond's 1995 Employee Stock Purchase Plan (the "1995 Purchase Plan"). Upon consummation of the Merger, each 1995 Purchase Plan option was converted into a right to purchase shares of S3's stock. The Company reserved 52,000 shares of common stock for the offering period in effect at the date of the merger. This offering period concluded on October 31, 1999 and no new offering periods will be commenced under the 1995 Purchase Plan. The Company's 1993 Employee Stock Purchase Plan permits eligible employees to purchase shares at a price equal to 85% of the lower of the fair market value at the beginning or end of the purchase period. At

                                S3 INCORPORATED

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

December 31, 1999, 2,513,660 shares have been issued under the plans and 338,340 shares have been reserved for further issuance.

  Stock Plans

     The 1989 Stock Plan of S3 Incorporated (the "1989 Option Plan") was established for the grant of incentive or nonstatutory stock options and the direct award or sale of shares to employees, directors and consultants. Incentive stock options must be granted at not less than fair market value at the date of grant. The exercise price of nonstatutory options and the share price for shares sold generally may be no less than 85% of fair market value at the date of the grant or sale. In connection with the merger with Diamond, each outstanding Diamond stock option was assumed by S3 and converted into an option to acquire shares of S3 common stock on the same terms and conditions (including any provisions for acceleration) as were applicable to that stock option under the applicable Diamond stock option plan in effect prior to the merger. At December 31, 1999, 34,886,948 shares of common stock have been authorized for issuance under the plans, 20,455,095 shares of common stock are reserved for issuance under the plans and 3,250,896 shares were available for future grant.

     A summary of stock option activity is as follows:

                                                              NUMBER OF     WEIGHTED AVERAGE
                                                                SHARES      PRICE PER SHARE
                                                              ----------    ----------------
BALANCE, DECEMBER 31, 1996..................................   8,920,099         $ 9.06
Options granted.............................................  11,950,388           7.77
Options exercised...........................................  (1,703,768)          5.16
Options cancelled...........................................  (9,114,879)         11.17
                                                              ----------         ------
BALANCE, DECEMBER 31, 1997..................................  10,051,840           6.28
Options granted.............................................   9,609,391           4.26
Options exercised...........................................    (560,546)          3.57
Options cancelled...........................................  (4,057,968)          7.09
                                                              ----------         ------
BALANCE, DECEMBER 31, 1998..................................  15,042,717           4.86
Options granted.............................................   7,920,117           8.50
Options exercised...........................................  (3,390,645)          5.24
Options cancelled...........................................  (2,367,990)          6.51
                                                              ----------         ------
BALANCE, DECEMBER 31, 1999..................................  17,204,199         $ 6.22
                                                              ==========         ======

     Options to purchase 6,729,122, 4,400,697, and 2,284,502 shares were exercisable at December 31, 1999, 1998 and 1997, respectively, with a weighted average exercise price of $5.24, $5.89 and $7.16, respectively.

     Options generally vest over a period of four years and generally become exercisable beginning either six months or one year from the date of employment or grant. Options generally expire ten years from the date of grant. The Company repriced options related to 6,520,033 shares to $5.125, the fair market value on December 18, 1997. The repriced options are treated as cancelled and regranted, however, they retained their original vesting terms and expiration dates. All replacement options were subject to a one-year blackout on exercise (with the exception of those options held by employees whose employment was terminated on January 20, 1998 as part of a reduction in force announced by the Company). With regard to other employees whose employment was not terminated on January 20, 1998, if their employment was terminated prior to the end of the blackout period, any repriced options were forfeited.

                                S3 INCORPORATED

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

     In October 1998, the Company entered into an employment agreement with Kenneth F. Potashner, pursuant to which Mr. Potashner is employed as the President, Chief Executive Officer and Chairman of the Board. Mr. Potashner received two options to purchase an aggregate of 4,500,000 shares of the Common Stock of the Company. One option for 1,500,000 shares vested in 1999. The second option for 3,000,000 shares vests over a four year period in accordance with the following schedule: 750,000 shares vest on the first anniversary of Mr. Potashner's employment with the Company; thereafter, the options shall vest in equal monthly installments of 62,500 shares.

  Stock Compensation Arrangement

     Pursuant to an incentive compensation plan for certain employees, the Company issued 99,071 shares of common stock on June 30, 1997. The Company accrued the related compensation cost ratably over the vesting periods.

  Stock-Based Compensation

     Under APB 25, the Company generally recognizes no compensation expense with respect to stock-based awards to employees. Pro forma information regarding net income (loss) and net income (loss) per share is required by SFAS 123 for awards granted after December 31, 1994, as if the Company had accounted for its stock-based awards to employees under the fair value method. The fair value of the Company's stock-based awards to employees was estimated using the Black-Scholes option valuation model. The Black-Scholes option valuation model was developed for use in estimating fair value of traded options that have no vesting restrictions and are fully transferable. The Black-Scholes model requires the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock-based awards to employees have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock-based awards to employees.

     The following table summarizes significant ranges of outstanding and exercisable options at December 31, 1999:

                             OPTIONS OUTSTANDING
                     ------------------------------------    OPTIONS EXERCISABLE
                                    WEIGHTED                ----------------------
                                     AVERAGE     WEIGHTED                 WEIGHTED
                                    REMAINING    AVERAGE                  AVERAGE
     RANGE OF          NUMBER      CONTRACTUAL   EXERCISE     NUMBER      EXERCISE
  EXERCISE PRICES    OUTSTANDING   LIFE (YRS)     PRICE     EXERCISABLE    PRICE
  ---------------    -----------   -----------   --------   -----------   --------
$0.12 - $ 4.38        5,156,950       7.54        $3.35      2,283,414     $3.26
 4.44 -   5.75        4,494,660       7.63         5.22      2,715,861      5.25
 5.78 -   9.31        4,690,320       8.47         7.16      1,385,393      6.15
 9.44 -  36.66        2,862,269       9.33        11.39        344,454     14.65
                     ----------       ----        -----      ---------     -----
$0.12 - $36.66       17,204,199       8.12        $6.22      6,729,122     $5.24
                     ==========       ====        =====      =========     =====

                                S3 INCORPORATED

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

     The fair value of the Company's stock-based awards to employees was estimated assuming no expected dividends and the following weighted-average assumptions:

                                             STOCK OPTION PLAN         EMPLOYEE STOCK PURCHASE PLAN
                                         --------------------------    -----------------------------
                                         1999     1998       1997       1999       1998       1997
                                         ----    -------    -------    -------    -------    -------
Expected life from vest date...........  0.5 yrs 0.5 yrs    0.5 yrs    0.0 yrs    0.0 yrs    0.0 yrs
Volatility.............................    83%        84%        69%        83%        84%        65%
Risk-free interest rate................   5.4%       4.9%       5.9%       4.9%       5.0%       5.5%

     The weighted-average estimated fair value of stock options granted during 1999, 1998 and 1997 was $4.95, $2.21, and $3.53 per share, respectively. The weighted-average estimated fair value of shares purchased under the Purchase Plan during 1999, 1998 and 1997 was $2.87, $3.46 and $5.17 and per share, respectively.

     For pro forma purposes, the estimated fair value of the Company's stock-based awards to employees is generally amortized over the vesting period of four years (for options) and the offering period (for stock purchases under the Purchase Plan). The Company's pro forma information is as follows:

                                                              YEAR ENDED DECEMBER 31,
                                                     -----------------------------------------
                                                        1999            1998           1997
                                                     -----------    ------------    ----------
                                                     (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Pro forma net loss.................................   $(42,178)      $(127,967)      $(7,575)
Pro forma per share amounts:
  Basic............................................   $  (0.71)      $   (2.51)      $ (0.15)
  Diluted..........................................   $  (0.71)      $   (2.51)      $ (0.15)

  Intel Warrant

     In December 1998, the Company entered into an agreement pursuant to which it agreed to issue to Intel Corporation a warrant to purchase 1,000,000 shares of the Company's Common Stock at an exercise price of $9.00 per share. The purchase price for the warrant was $990,000. In February 2000, Intel exercised its warrant and paid the exercise price using some of the shares of the Company's Common Stock it would have otherwise received upon exercise, acquiring 429,477 shares of Common Stock.

 8. LEASES AND COMMITMENTS

  Operating Leases

     The Company occupies facilities in several countries including the U.S., Canada, France, Germany, Hong Kong, Japan, Korea, Singapore, Taiwan and the United Kingdom and is obligated under leases expiring through 2008. Under the leases, the Company is responsible for insurance, maintenance and property taxes. During 1995, the Company entered into a limited partnership arrangement with a developer to obtain a ground lease and develop and operate the Company's Santa Clara, California facilities. In January 1997, prior to the expiration of the lease terms of the previous facilities, the Company relocated its principal administrative facilities to the new Santa Clara facilities at which time the Company's minimum operating lease payment of $369,000 commenced for the initial 12 year term. During 1997, the Company sublet a portion of its previous facilities for the remaining lease terms and negotiated a lease termination on the other two previous facilities. During 1998, the Company sublet a portion of its current facilities through 2008.

                                S3 INCORPORATED

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

     Future minimum annual payments under operating leases, without consideration of subleases, are as follows:

                                                        OPERATING LEASES
                                                        ----------------
                                                         (IN THOUSANDS)
2000..................................................      $11,379
2001..................................................        8,161
2002..................................................        6,267
2003..................................................        5,370
2004..................................................        5,270
Thereafter............................................       19,996
                                                            -------
          Total minimum lease payments................      $56,443
                                                            =======

     The total of minimal rentals to be received in the future under non-cancelable subleases is $39.8 million as of December 31, 1999.

     Rent expense for 1999, 1998 and 1997, was $10.1 million, $8.9 million and $7.1 million, respectively. Sublease income for 1999, 1998 and 1997 was $4.4 million, $2.6 million and $1.5 million, respectively. Net rent expense for 1999, 1998 and 1997 was $5.7 million, $6.3 million and $5.6 million, respectively.

 9. INCOME TAXES

     The provision (benefit) for income taxes consists of:

                                                         YEARS ENDED DECEMBER 31,
                                                      -------------------------------
                                                        1999        1998       1997
                                                      --------    --------    -------
                                                              (IN THOUSANDS)
CURRENT TAX EXPENSE (BENEFIT):
  Federal...........................................  $     --    $(20,802)   $(6,102)
  State.............................................        --          --      4,123
  Foreign...........................................       618          --         --
                                                      --------    --------    -------
                                                           618     (20,802)    (1,979)
                                                      --------    --------    -------
DEFERRED TAX EXPENSE (BENEFIT):
  Federal...........................................   (43,173)      4,995     (3,248)
  State.............................................    (5,361)      3,851     (3,270)
                                                      --------    --------    -------
                                                       (48,534)      8,846     (6,518)
                                                      --------    --------    -------
          Total.....................................  $(47,916)   $(11,956)   $(8,497)
                                                      ========    ========    =======

     The tax benefits resulting from disqualifying dispositions of shares acquired under the Company's incentive stock option plan and from the exercise of non-qualified stock options reduced taxes currently payable as shown by $2,888,000 in 1999 and $3,825,000 in 1997 which is reflected as additional paid-in capital. There was no tax benefit in 1998 associated with stock option activity.

                                S3 INCORPORATED

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

     The difference between the provision (benefit) for taxes on income and the amount computed by applying the federal statutory income tax rate to income
(loss) before taxes is explained below:

                                                            YEARS ENDED DECEMBER 31,
                                                          -----------------------------
                                                            1999       1998      1997
                                                          --------   --------   -------
                                                                 (IN THOUSANDS)
Tax computed at 35%.....................................  $(27,542)  $(49,920)  $(6,521)
Nondeductible goodwill..................................     4,269         --        --
State income taxes, net of federal effect...............        --         --       554
Tax credits.............................................        --     (2,800)   (2,200)
Valuation allowance for tax losses and credits..........   (24,643)    40,729        --
Other...................................................        --         35      (330)
                                                          --------   --------   -------
Benefit for income taxes................................  $(47,916)  $(11,956)  $(8,497)
                                                          ========   ========   =======
Effective tax rate......................................      60.9%       8.4%     45.6%
                                                          ========   ========   =======

     Significant components of the Company's deferred income tax asset are as follows:

                                                                    DECEMBER 31,
                                                                --------------------
                                                                  1999        1998
                                                                --------    --------
                                                                   (IN THOUSANDS)
Deferred tax assets:
  Reserves not currently deductible.........................    $ 10,255    $ 10,682
  Accrued liabilities.......................................       4,326          --
  Deferred revenue..........................................       4,978          --
  Compensation expense not currently deductible.............       3,726       4,185
  Depreciation/Amortization.................................      11,874      16,851
  Foreign net operating loss carryforwards..................       9,023          --
  Federal net operating loss carryforwards..................     101,277       5,478
  State net operating loss carryforwards....................       4,702       1,534
  Federal credit carryforwards..............................       8,275       6,410
  State credit carryforwards................................       3,650       3,231
  Other.....................................................       7,785          --
                                                                --------    --------
          Total deferred tax assets.........................     169,871      48,371
  Valuation allowance for deferred tax assets...............     (60,868)    (40,729)
                                                                --------    --------
     Net deferred tax assets................................     109,003       7,642
                                                                --------    --------
Deferred tax liabilities:
  Earnings from foreign joint venture.......................     (12,900)     (7,642)
  Purchased intangibles.....................................     (17,122)         --
  Other.....................................................      (2,865)         --
                                                                --------    --------
          Total deferred tax liabilities....................     (32,887)     (7,642)
                                                                --------    --------
     Net deferred tax asset.................................    $ 76,116    $     --
                                                                ========    ========

     The foreign net operating loss carryforwards do not expire. The federal net operating loss and credit carryforwards expire beginning in 2018 and 2011, respectively. The state net operating loss and credit carryforwards expire beginning in 2002 and 2004, respectively.

                                S3 INCORPORATED

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

     All of the valuation allowance at December 31, 1999 relates to tax carryforwards of a purchased subsidiary, the realization of which will first reduce goodwill, then other non-current intangible assets related to the acquisition.

10. EMPLOYEE BENEFIT PLANS

     The Company implemented a non-qualified cash profit sharing plan in 1994 under which all employees of the Company, including officers are eligible to receive, on an annual basis, an equal cash bonus based on pretax profits, prorated for service with the Company. No payments were made under this plan for 1999, 1998 or 1997.

     As part of his employment agreement, the President and CEO of the Company is eligible for a one-time "special cash bonus" on the third anniversary of the date of his employment in the event that the Company's Common Stock has not achieved a $4.67 per share increase in value as determined from the date of the President and CEO's date of employment. The one-time special cash bonus, if payable, will be equal to $7,000,000 less an amount which adjusts for any increase in the share price of the Company's Common Stock above the exercise price per share of the 1,500,000 Share Option granted to the President and CEO pursuant to his employment agreement with the Company. The one-time special cash bonus may also be payable in the event the President and CEO's employment is terminated without cause. If employment is terminated without cause, the one-time special cash bonus will be calculated and paid as of the date of the termination. The Company will continue to pay the President and CEO his maximum bonus for twelve months following his termination. During such twelve-month period, the vesting on the 3,000,000 Share Option will continue (See Note 7). If termination without cause occurs following a change in control of the Company, the twelve-month period for compensation and benefit continuation will be extended to eighteen months, and Mr. Potashner will receive an additional cash payment to the extent that the sum of his continued compensation, special cash payment and the net exercise value of the 3,000,000 Share Option does not exceed $10,000,000.

     In November 1998, the Company instituted a bonus plan for certain key individuals that provides for cash payments of $3.0 million and a contingent payment of $8.0 million upon the initial public offering of its investment in USC. These payments will be paid out if the individuals meet certain employment milestones.

     The Company has a 401(k) tax-deferred savings plan whereby all employees meeting certain age and service requirements may contribute up to 20% of their eligible compensation (up to a maximum allowed under IRS rules). The Company, at the discretion of the Board of Directors, may make contributions. No contributions by the Company have been made to the plan since its inception.

11. EXPORT SALES AND SIGNIFICANT CUSTOMERS

     The Company reports financial and descriptive information about operating segments for which separate financial information is made available to and evaluated regularly by the chief operating decision maker, its Chief Executive Officer ("CEO"). During 1999, the CEO reviewed financial information presented on a consolidated basis for purposes of making operating decisions and assessing financial performance, as such the Company operated in 1999 as one operating segment.

     The Company's primary operations are located in the United States. The Company sells its products into the personal computer market primarily in the U.S., Asia and Europe. Export sales accounted for 70%, 89% and 70% of net sales in 1999, 1998 and 1997, respectively. Approximately 35%, 29% and 28% of export sales in 1999, 1998 and 1997, respectively, were to affiliates of United States customers. In 1999, 8% and 16% of export sales were shipped to Hong Kong and Taiwan, respectively. In 1998, 18% and 55% of export sales were shipped to Hong Kong and Taiwan, respectively. In 1997, 14% and 53% of export sales were shipped to Hong Kong and Taiwan, respectively. Three customers accounted for 19%, 10% and 9%, respectively, of net sales in

                                S3 INCORPORATED

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

1999. Three customers accounted for 39%, 14% and 13%, respectively, of net sales in 1998. Three customers accounted for 20%, 13% and 12%, respectively, of net sales in 1997.

12. CONTINGENCIES

     The semiconductor and personal computing products industries are characterized by frequent litigation regarding patent and other intellectual property rights. The Company is party to various claims of this nature. Although the ultimate outcome of these matters is not presently determinable, management believes that the resolution of all such pending matters will not have a material adverse effect on the Company's financial position or results of operations.

     Since November 1997, a number of complaints have been filed in federal and state courts seeking unspecified damages on behalf of an alleged class of persons who purchased shares of the Company's common stock at various times between April 18, 1996 and November 3, 1997. The complaints name as defendants the Company, certain of its officers and former officers, and certain directors of the Company, asserting that they violated federal and state securities laws by misrepresenting and failing to disclose certain information about the Company's business. In addition, certain stockholders have filed derivative actions in the state courts of California and Delaware seeking recovery on behalf of the Company, alleging, among other things, breach of fiduciary duties by such individual defendants. The plaintiffs in the derivative action in Delaware have not taken any steps to pursue their case. The derivative cases in California state court have been consolidated, and plaintiffs have filed a consolidated amended complaint. The court has entered a stipulated order in those derivative cases suspending court proceedings and coordinating discovery in them with discovery in the class actions in California state courts. On plaintiffs' motion, the federal court has dismissed the federal class actions without prejudice. The class actions in California state court have been consolidated, and plaintiffs have filed a consolidated amended complaint. The Company has answered that complaint. Discovery is pending. While management intends to defend the actions against the Company vigorously, there can be no assurance that an adverse result or settlement with regards to these lawsuits would not have a material adverse effect on the Company's financial condition or results of operations.

     The Company has received from the United States Securities and Exchange Commission a request for information relating to the Company's restatement announcement in November 1997. The Company has responded and intends to continue to respond to such requests.

     The Company is also defending several putative class action lawsuits naming Diamond, which were filed in June and July 1996 and June 1997 in the California Superior Court for Santa Clara County and the U.S. District Court for the Northern District of California. Certain former executive officers and directors of Diamond are also named as defendants. The plaintiffs purport to represent a class of all persons who purchased Diamond's Common Stock between October 18, 1995 and June 20, 1996 (the "Class Period"). The complaints allege claims under the federal securities laws and California law. The plaintiffs allege that Diamond and the other defendants made various material misrepresentations and omissions during the Class Period. The complaints do not specify the amount of damages sought. On March 24, 2000, the District Court for the Northern District of California dismissed the federal action without prejudice. The Company believes that it has good defenses to the claims alleged in the California Superior Court lawsuit and will defend itself vigorously against this action. No trial date has been set for this action.

     In addition, the Company has been named, with Diamond, as a defendant in litigation relating to the merger. On August 4, 1999, two alleged stockholders of Diamond filed a lawsuit, captioned Strum v. Schroeder, et al., in the Superior Court of the State of California for the County of Santa Clara. Plaintiffs, on behalf of themselves and a class of all former Diamond stockholders similarly situated whom they purportedly represent, challenge the terms of the merger. The complaint names Diamond, the former directors of Diamond and the Company as defendants. The complaint alleges generally that Diamond's directors breached

                                S3 INCORPORATED

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

their fiduciary duties to stockholders of Diamond and seeks rescission and the recovery of unspecified damages, fees and expenses. The Company believes, as do the individual defendants, that it has meritorious defenses to the lawsuit and the Company and the individual defendants intend to defend the suit vigorously.

     On April 23, 1999, 3Dfx Interactive, Inc. ("3Dfx") filed a lawsuit against Diamond for breach of contract based upon unpaid invoices in the amount of $3,895,225. On June 4, 1999 the Company filed an answer and cross-complaint alleging breach of contract, breach of the implied covenant of good faith and fair dealing, breach of implied warranty and negligence. On February 10, 2000, this matter was settled. As part of the settlement, the Company paid $1,950,000 to 3Dfx. This amount was accrued at December 31, 1999.

     Sega initiated a claim for arbitration in Tokyo, Japan against Diamond in December 1998. The claim arises out of an agreement entered into between Sega and Diamond in September 1995, in which Sega agreed to provide Diamond with Sega game software that Diamond would bundle with its 3-D graphics board "The Edge." Sega claims that Diamond breached the parties' agreement by failing to pay Sega a contractual minimum royalty fee for the games as set forth in the agreement. Sega claims as damages $3,800,000 in unpaid royalties and pre-judgment interest. On May 28, 1999, Diamond responded to Sega's claims by filing an answer in which it denied the material allegations of Sega's claims. The parties have filed additional briefs in support of their claims and defenses. An evidentiary hearing on this action has not yet been scheduled. The Company contests the material allegations of Sega's claims. In addition, the Company has pleaded that Sega's failure to provide it with 3-D optimized game software on a timely basis adversely affected sales of The Edge. The Company claims that these lost sales and profits should provide an offset to Sega's claims in the arbitration and intends to defend the suit vigorously.

     C3 Sales, Inc. ("C3") filed suit against S3 on October 6, 1999 in the Harris County (Houston), Texas District Court. The petition sought a judicial declaration that a Sales Representative Agreement entered into between C3 and S3 on May 19, 1999 was a valid contract that governed the relationship between the two parties. On November 8, 1999, S3 answered acknowledging that the May 19, 1999 agreement was a contract between the two parties. C3 failed to respond to informal requests by S3 to dismiss the declaratory relief action on grounds that no justiciable controversy existed between the parties. On December 3, 1999, S3 filed a summary judgment motion seeking judgment against C3 on the grounds that no issues of material fact remain to be determined regarding the declaratory judgment sought by C3. C3 responded by filing an amended petition raising new matters. Specifically, C3's new claims allege that the Sales Representative Agreement applies to Diamond products, and that certain commissions due under the agreement have not been paid. S3 intends to defend this action vigorously.

     On January 6, 2000, PhoneTel Communications, Inc. ("PhoneTel") filed a complaint for patent infringement against a group of defendants, including Diamond, in the United States District Court for the Northern District of Texas. PhoneTel generally alleges that Diamond and the other defendants are infringing its two patents by making, using, selling, offering to sell and/or importing digital synthesizers, personal computers, sound cards, or console game systems. PhoneTel does not specify which Diamond products allegedly infringe its patents. S3 filed Diamond's answer to the complaint on March 28, 2000. S3 believes that the complaint is without merit and will vigorously defend itself against the allegations made in the complaint.

     The ultimate outcome of these actions cannot be presently determined. Accordingly, no provision for any liability or loss that may result from adjudication or settlement of the lawsuits has been made in the accompanying consolidated financial statements.

                                S3 INCORPORATED

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

13. OTHER OPERATING EXPENSES

     Other operating expense is as follows:

                                                           YEARS ENDED DECEMBER 31,
                                                         ----------------------------
                                                          1999      1998       1997
                                                         ------    -------    -------
                                                                (IN THOUSANDS)
Write-off of acquired technologies...................    $6,700    $ 8,000    $    --
Impairment of long-lived assets......................        --     27,226     17,180
Restructuring........................................        --      6,109         --
                                                         ------    -------    -------
          Total......................................    $6,700    $41,335    $17,180
                                                         ======    =======    =======

     The Company recorded a non-recurring charge of $6.7 million related to the purchase of Diamond on September 24, 1999. The value assigned to purchased in-process research and development was determined through valuation techniques generally used by appraisers in the high-technology industry and was immediately expensed in the period of acquisition because technological feasibility had not been established and no alternative use had been identified. The charge is discussed in more detail in Note 2.

     In January 1998, the Company entered into a $40.0 million technology exchange with Cirrus Logic, Inc. to obtain graphic functionality technologies. As a result of the exchange, the Company acquired the technology covered by 10 graphic patents and 25 graphic patent applications, as well as cross-licensed Cirrus Logic's remaining patents. Under the terms of the cross-licensing provisions, the Company and Cirrus Logic have a perpetual license to each other's graphic patents and additional licenses with respect to the other party's patents for agreed upon periods of time. The Company wrote-off $8.0 million of the value of the acquired technologies that were not realizable based on estimated cash flows from the sale of products currently sold by the Company. The remaining $32.0 million intangible asset was being amortized to cost of sales based on the estimated lives of the currently utilized core technologies, which was generally five years.

     However, during the fourth quarter of 1998, management reevaluated the carrying value of the intangible assets recorded in connection with the technology exchange with Cirrus Logic, Inc., and related to the patents obtained from Brooktree, as well as other long-lived assets, including property and equipment. This revaluation was necessitated by management's determination based on recent results of operations that the future expected sales and cash flows for the Company's operations would be substantially lower than had been previously expected by management. Expected undiscounted future cash flows were not sufficient to recover the carrying value of such assets. Accordingly, an impairment loss of $27.2 million, representing the excess of the carrying value over the estimated fair value of the assets, was recognized for write-downs of a substantial portion of the intangible assets. The estimated fair value of the intangible assets was based on management's best estimate of the patent portfolio based on a comparison to other graphics technology portfolios in the marketplace. The Company determined that no write-down of property and equipment was necessary at December 31, 1998 based on its estimate of the fair value of such assets. Due to technological changes in the graphics marketplace, the Company concluded it should accelerate its amortization of its remaining patent portfolio, of approximately $4.0 million, over the current estimated life of the currently utilized core technologies, which is two years.

     In July 1998, the Company implemented a restructuring plan in order to align resources with a new business model and to lower the Company's overall cost structure. In connection with the restructuring, the Company reduced its headcount and consolidated facilities. Restructuring expense of $6.1 million was recognized in the third quarter of 1998. As of December 31, 1999, all severance packages have been paid and there is no remaining balance in the restructuring reserve. There were no material adjustments to this reserve in 1999.

                                S3 INCORPORATED

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

     During the fourth quarter of 1997, the Company wrote-off approximately $17.2 million of intangible assets including certain license, patents and other technology, as a result of management's decision to focus attention on the core graphics business. As a result of this decision, no future cash flows were expected related to these assets.

14. EARNINGS (LOSS) PER SHARE

     When computing diluted earnings per share, the Company includes only potential common shares that are dilutive. Exercise of approximately 17,204,000 options in 1999, 15,042,000 options in 1998 and the conversion of approximately 5,385,000 convertible securities in 1999 and 1998 is not assumed because the result would have been anti-dilutive.

     The following table sets forth the computation of basic and diluted earnings per share:

                                                              YEARS ENDED DECEMBER 31,
                                                      ----------------------------------------
                                                         1999            1998          1997
                                                      -----------    ------------    ---------
                                                      (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Numerator
  Net income (loss)
     Basic..........................................   $(30,780)      $(113,204)      $8,878
                                                       ========       =========       ======
     Diluted........................................   $(30,780)      $(113,204)      $8,878
                                                       ========       =========       ======
Denominator
  Denominator for basic earnings (loss) per share...     59,244          51,078       49,519
  Common stock equivalents..........................         --              --        2,221
                                                       --------       ---------       ------
  Denominator for diluted earnings (loss) per
     share..........................................     59,244          51,078       51,740
                                                       ========       =========       ======
Basic earnings (loss) per share.....................   $  (0.52)      $   (2.22)      $ 0.18
Diluted earnings (loss) per share...................   $  (0.52)      $   (2.22)      $ 0.17

15. COMPREHENSIVE INCOME (LOSS)

     The following are the components of accumulated other comprehensive loss, net of tax:

                                                                       DECEMBER 31,
                                                              -------------------------------
                                                               1999        1998        1997
                                                              -------    --------    --------
                                                                      (IN THOUSANDS)
Unrealized gain (loss) on investments.......................  $   803    $ (2,329)   $  3,666
Foreign currency translation adjustments....................   (8,366)    (12,426)    (19,944)
                                                              -------    --------    --------
  Accumulated other comprehensive loss......................  $(7,563)   $(14,755)   $(16,278)
                                                              =======    ========    ========

                                S3 INCORPORATED

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

     The following schedule of other comprehensive income (loss) shows the gross current-period gain (loss) and the reclassification adjustment. Due to the Company's 1998 and 1997 operating losses, tax amounts were nominal.

                                                          YEARS ENDED DECEMBER 31,
                                                        -----------------------------
                                                         1999      1998        1997
                                                        ------    -------    --------
                                                               (IN THOUSANDS)
Unrealized gain (loss) on investments
  Unrealized gain (loss) on available-for-sale
     securities.......................................  $3,076    $(5,967)   $  3,715
  Less: reclassification adjustment for (gain) loss
     realized in net income...........................      56        (28)          5
                                                        ------    -------    --------
Net unrealized gain (loss) on investments.............   3,132     (5,995)      3,720
Foreign currency translation adjustments..............   4,060      7,518     (19,944)
                                                        ------    -------    --------
Other comprehensive income (loss).....................  $7,192    $ 1,523    $(16,224)
                                                        ======    =======    ========

16. SUBSEQUENT EVENT

     On February 18, 2000, Via Technologies, Inc. purchased from the Company 10,775,000 shares of the Company's Common Stock for an aggregate purchase price of $145,462,500.

                                S3 INCORPORATED

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

         SELECTED QUARTERLY CONSOLIDATED FINANCIAL DATA (UNAUDITED)(1)

                                                   FOURTH      THIRD       SECOND      FIRST
                                                  QUARTER     QUARTER     QUARTER     QUARTER
                                                  --------    --------    --------    --------
                                                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
YEAR ENDED DECEMBER 31, 1999
Net sales.......................................  $180,546    $ 70,484    $ 57,253    $ 44,300
Gross margin....................................     2,930      15,688      16,537      10,267
Loss from operations(2).........................   (56,765)    (18,383)     (9,456)    (15,558)
Net income (loss)(3)............................    (6,903)    (11,098)      1,100     (13,879)
Per share amounts:
  Basic.........................................  $  (0.09)   $  (0.20)   $   0.02    $  (0.27)
  Diluted(4)....................................  $  (0.09)   $  (0.20)   $   0.02    $  (0.27)
Shares used in computing per share amounts:
  Basic.........................................    77,121      55,419      53,164      51,856
  Diluted(4)....................................    77,121      55,419      57,588      51,856
Stock prices:(5)
High............................................  $  11.56    $  12.41    $   9.75    $   9.19
Low.............................................  $   8.38    $   8.94    $   6.47    $   6.44
YEAR ENDED DECEMBER 31, 1998
Net sales.......................................  $ 41,547    $ 47,286    $ 53,299    $ 82,507
Gross margin (loss).............................   (16,322)     (7,920)      6,492      15,678
Loss from operations(2).........................   (70,760)    (43,805)    (22,485)    (26,849)
Net income (loss)(3)............................  $(70,290)   $(35,401)   $(11,634)   $  4,121
Per share amounts:
  Basic.........................................  $  (1.36)   $  (0.69)   $  (0.23)   $   0.08
  Diluted(4)....................................  $  (1.36)   $  (0.69)   $  (0.23)   $   0.08
Shares used in computing per share amounts:
  Basic.........................................    51,554      51,174      50,985      50,601
  Diluted(4)....................................    51,554      51,174      50,985      52,148
Stock prices:(5)
  High..........................................  $   8.25    $   5.38    $   7.97    $   7.88
  Low...........................................  $   2.00    $   2.81    $   5.00    $   4.94

---------------
(1) The preceding table presents selected unaudited consolidated financial results for each of the eight quarters in the two-year period ended December 31, 1999. In the Company's opinion, this unaudited information has been prepared on the same basis as the audited information and includes all adjustments (consisting of only normal recurring adjustments) necessary for a fair statement of the financial information for the periods presented.

(2) Loss from operations for 1999 includes a write-off of acquired technologies of $6.7 million in the fourth quarter of 1999. Loss from operations for 1998 includes a write-off of acquired technologies of $8.0 million in the first quarter of 1998, a charge for impairment of long-lived assets of $27.2 million in the fourth quarter of 1998 and a restructuring charge of $6.1 million in the third quarter of 1998.

(3) Net income (loss) includes gain on sale of joint venture of $7.2 million in the second quarter of 1999, $7.5 million in the third quarter of 1999 and $7.8 million in the fourth quarter of 1999. Net income (loss) includes gain on sale of joint venture of $26.6 million in the first quarter of 1998.

                                S3 INCORPORATED

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

(4) Diluted earnings per share includes the effect of incremental shares issuable upon the conversion of the convertible subordinated notes, the dilutive effect of outstanding options and an adjustment to net income for the interest expense (net of income taxes) related to the notes unless the impact of such conversion is anti-dilutive. The effect of the conversion was anti-dilutive in all quarters of 1999 and 1998.

(5) The Company's common stock trades on the Nasdaq National Market under the symbol SIII. The table indicates the range of the high and low closing prices, as reported by Nasdaq.

     At December 31, 1999, there were approximately 1,034 stockholders of record of the Company's common stock and approximately 40,000 beneficial stockholders. The Company has never declared or paid cash dividends on its capital stock and does not anticipate paying any cash dividends in the foreseeable future. The Company currently intends to retain future earnings for the development of its business.

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

     During the Company's fiscal years ended December 31, 1997, 1998 and 1999 there have been no reportable events.

                                    PART III

     Certain information required by Part III is incorporated by reference from the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the Company's 2000 Annual Meeting of Stockholders (the "Proxy Statement").

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a) The following documents are filed as a part of this Form 10-K:

          (1) FINANCIAL STATEMENTS:

          Reference is made to the Index to Consolidated Financial Statements of S3 Incorporated under Item 8 in Part II of this Form 10-K.

          (2) FINANCIAL STATEMENT SCHEDULES:

          The following financial statement schedule of S3 Incorporated for the years ended December 31, 1999, 1998 and 1997 is filed as part of this Report and should be read in conjunction with the Consolidated Financial Statements of S3 Incorporated.

                                                              REFERENCE
                                                                PAGE
                                                              ---------
Schedule II -- Valuation and Qualifying Accounts............     75

          All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

          (3) EXHIBITS:

          The exhibits listed below are required by Item 601 of Regulation S-K. Each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K has been identified.

EXHIBIT
 NUMBER   NOTES                     DESCRIPTION OF DOCUMENT
-------   -----                     -----------------------
3(i).1     (1)    Restated Certificate of Incorporation.
3(i).2     (6)    Certificate of Amendment of Restated Certificate of
                  Incorporation.
3(i).3    (10)    Certificate of Designation of Series A Participating
                  Preferred Stock.
3(i).4    (12)    Certificate of Amendment of Restated Certificate of
                  Incorporation.
3(i).5    (18)    Certificate of Amendment of Restated Certificate of
                  Incorporation.
3(ii)     (10)    Amended and Restated Bylaws.
4.1        (1)    Specimen common stock certificate.

EXHIBIT
 NUMBER   NOTES                     DESCRIPTION OF DOCUMENT
-------   -----                     -----------------------
4.2        (8)    Indenture, dated as of September 12, 1996 between Registrant and State Street Bank and Trust Company of California, N.A.,
                  as Trustee, including form of Note.
4.3        (9)    Rights Agreement dated as of May 14, 1997 between S3
                  Incorporated and The First National Bank of Boston, Rights
                  Agent.
10.1*     (12)    1989 Stock Plan of S3 Incorporated (Amended and Restated as
                  of December 14, 1998) (the "1989 Plan").
10.2*     (12)    Form of Incentive Stock Option Agreement under the 1989
                  Plan.
10.3*      (1)    Form of common stock Purchase Agreement under the 1989 Plan.
10.4*      (2)    S3 Incorporated 1993 Employee Stock Purchase Plan.
10.5*     (19)    1992 Stock Plan of Diamond Multimedia Systems, Inc.
                  ("Diamond") and form of Stock Option Agreement.
10.6*     (19)    1994 Stock Plan of Diamond and form of Stock Option
                  Agreement.
10.7*     (19)    1995 Director Option Plan of Diamond and form of Stock
                  Option Agreement.
10.8*     (20)    1998 Stock Plan of Diamond and form of Stock Option
                  Agreement.
10.9       (1)    Form of Indemnification Agreement between the Registrant and its directors.
10.10      (7)    Lease between Mission Real Estate, L.P. and Registrant dated
                  November 29, 1995.
10.11      (3)    Office Lease dated May 13, 1993, between the Registrant and
                  San Tomas No. 2 Limited Partnership.
10.12      (3)    First Amendment of Office Lease dated September 9, 1993,
                  between the Registrant and San Tomas No. 2 Limited
                  Partnership.
10.13      (5)    Foundry Venture Agreement among Registrant, Alliance
                  Semiconductor Corporation and United Microelectronics
                  Corporation dated as of July 8, 1995.
10.14      (4)    Office Lease dated March 30, 1994, between the Registrant
                  and San Tomas No. 1 Limited Partnership.
10.15      (4)    Second Amendment of Office Lease dated March 30, 1994,
                  between the Registrant and San Tomas No. 2 Limited
                  Partnership.
10.16     (19)    Lease dated November 19, 1999, between Diamond and Montague
                  LLC.
10.17     (19)    Lease dated December 26, 1995, between NL Properties, Inc.
                  and Diamond.
10.18     (22)    Sublease dated May 12, 1998 between Reed Elsevier, Inc. and
                  Diamond.
10.19*    (11)    Employment Agreement between Registrant and Terry N. Holdt dated December 18, 1997.
10.20*    (13)    Employment Agreement between Registrant and Kenneth F.
                  Potashner, dated October 30, 1998.
10.21*    (14)    Employment Agreement between Registrant and Ronald T. Yara, dated November 20, 1998.
10.22*    (15)    Involuntary Termination Agreement between Registrant and
                  Paul G. Franklin, dated September 22, 1998.
10.23*    (16)    Involuntary Termination Agreement between Registrant and
                  Walter D. Amaral, dated September 30, 1998.
10.24*            Involuntary Termination Agreement between Registrant and
                  Andy Wolfe, dated September 22, 1998.

EXHIBIT
 NUMBER   NOTES                     DESCRIPTION OF DOCUMENT
-------   -----                     -----------------------
10.25     (18)    Agreement and Plan of Merger dated as of June 21, 1999
                  between Registrant and Diamond.
10.26     (21)    Amendment No. 1 to Agreement and Plan of Merger, dated as of
                  September 15, 1199, by and among Registrant, Diamond and
                  Denmark Acquisition Sub, Inc., a Delaware corporation and
                  wholly owned subsidiary of Registrant.
12.1              Statement of Computation of Ratio of Earnings to Fixed
                  Charges.
16.1      (17)    Letter of Deloitte and Touche LLP regarding change in
                  certifying public accountant.
21.1              Significant subsidiaries of Registrant.
23.1              Consent of Ernst and Young LLP, Independent Auditors (San
                  Jose, California).
23.2              Consent of Deloitte and Touche LLP (San Jose, California).
24.1              Power of Attorney (see page 76 of this Form 10-K).
27.1              Financial Data Schedule.

---------------
  *  Indicates management contract or compensatory plan or arrangement.

 (1) Incorporated by reference to the Registrant's Registration Statement on Form S-1 (File No. 33-57114).

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

(11) Incorporated by reference to Exhibit 10.14 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997.

(12) Incorporated by reference to the exhibit of the same number to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997.

(13) Incorporated by reference to Exhibit 10.3 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997.

(14) Incorporated by reference to Exhibit 10.14 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997.

(15) Incorporated by reference to Exhibit 10.15 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997.

(16) Incorporated by reference to Exhibit 10.16 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997.

(17) Incorporated by reference to Exhibit 16 to the Registrant's Current Report on Form 8-K filed April 7, 1998.

(18) Incorporated by Reference to Registrant's Registration Statement on Form S-4 (File No. 333-85323).

(19) Incorporated by reference to Diamond's Registration Statement on Form S-1 (File No. 33-89386).

(20) Incorporated by reference to Diamond's Registration Statement on Form S-8 (File No. 333-11147).

(21) Incorporated by reference to Exhibit 2.2 of the Registrant's Current Report on Form 8-K filed September 30, 1999

(22) Incorporated by reference to Exhibit 10.17 Diamond's Annual Report on Form 10-K, for the year ended December 31, 1998, as amended.

(b) Reports on Form 8-K:

     The Company did not file any reports on Form 8-K during the three months ended December 31, 1999.

                                                                     SCHEDULE II

                       VALUATION AND QUALIFYING ACCOUNTS
                  YEAR ENDED DECEMBER 31, 1999, 1998 AND 1997
                                 (IN THOUSANDS)

                                      BALANCE AT    CHARGED TO      REVERSALS                    BALANCE AT
                                      BEGINNING      COSTS AND     TO COSTS AND                    END OF
            DESCRIPTION               OF PERIOD     EXPENSES(1)      EXPENSES      DEDUCTIONS      PERIOD
            -----------               ----------    -----------    ------------    ----------    ----------
Allowance for doubtful accounts:
     1999...........................    $2,296        $ 2,699        $   (384)      $ (1,049)     $ 3,562
     1998...........................     1,507            600              --             89        2,296
     1997...........................     1,438          1,200              --         (1,131)       1,507

Sales returns and allowances:
     1999...........................    $4,229        $24,850        $(10,665)      $ (2,678)     $15,736
     1998...........................     4,157          1,453            (631)          (750)       4,229
     1997...........................     1,210          4,680              --         (1,733)       4,157

(1) For 1999, includes $2,600 of allowance for doubtful accounts and $11,398 of sales returns and allowances related to valuation of account balances of Diamond, which was acquired during the year.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 29, 2000.

                                          S3 INCORPORATED
                                          (Registrant)

                                          By:   /s/ KENNETH F. POTASHNER
                                            ------------------------------------
                                                    Kenneth F. Potashner
                                                         President
                                                  Chief Executive Officer
                                                   Chairman of the Board
March 29, 2000

                               POWER OF ATTORNEY

     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Kenneth F. Potashner, Walter D. Amaral, and Terry Holdt, and each of them, his or her true and lawful attorneys-in-fact, each with full power of substitution, for him or her in any and all capacities, to sign any amendments to this report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact or their substitute or substitutes may do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

                       SIGNATURE                                      TITLE                   DATE
                       ---------                                      -----                   ----

                /s/ KENNETH F. POTASHNER                           President,            March 29, 2000
--------------------------------------------------------     Chief Executive Officer
                  Kenneth F. Potashner                        Chairman of the Board

                  /s/ WALTER D. AMARAL                    Senior Vice President & Chief  March 29, 2000
--------------------------------------------------------        Financial Officer
                    Walter D. Amaral                        (Principal Financial and
                                                               Accounting Officer)

                   /s/ TERRY N. HOLDT                      Vice Chairman of the Board    March 29, 2000
--------------------------------------------------------
                     Terry N. Holdt

                   /s/ ROBERT P. LEE                                Director             March 29, 2000
--------------------------------------------------------
                     Robert P. Lee

                 /s/ CARMELO J. SANTORO                             Director             March 29, 2000
--------------------------------------------------------
                   Carmelo J. Santoro

                                                                    Director
--------------------------------------------------------
                   James T. Schraith

                 /s/ WILLIAM SCHROEDER                              Director             March 29, 2000
--------------------------------------------------------
                   William Schroeder

                                 EXHIBIT INDEX

EXHIBIT
NUMBER    NOTES                     DESCRIPTION OF DOCUMENT
-------   -----                     -----------------------
 3(i).1    (1)    Restated Certificate of Incorporation.
 3(i).2    (6)    Certificate of Amendment of Restated Certificate of
                  Incorporation.
 3(i).3   (10)    Certificate of Designation of Series A Participating
                  Preferred Stock.
 3(i).4   (12)    Certificate of Amendment of Restated Certificate of
                  Incorporation.
 3(i).5   (18)    Certificate of Amendment of Restated Certificate of
                  Incorporation.
 3(ii)    (10)    Amended and Restated Bylaws.
 4.1       (1)    Specimen common stock certificate.
 4.2       (8)    Indenture, dated as of September 12, 1996 between Registrant and State Street Bank and Trust Company of California, N.A.,
                  as Trustee, including form of Note.
 4.3       (9)    Rights Agreement dated as of May 14, 1997 between S3
                  Incorporated and The First National Bank of Boston, Rights
                  Agent.
10.1*     (12)    1989 Stock Plan of S3 Incorporated (Amended and Restated as
                  of December 14, 1998) (the "1989 Plan").
10.2*     (12)    Form of Incentive Stock Option Agreement under the 1989
                  Plan.
10.3*      (1)    Form of common stock Purchase Agreement under the 1989 Plan.
10.4*      (2)    S3 Incorporated 1993 Employee Stock Purchase Plan.
10.5*     (19)    1992 Stock Plan of Diamond Multimedia Systems, Inc.
                  ("Diamond") and form of Stock Option Agreement.
10.6*     (19)    1994 Stock Plan of Diamond and form of Stock Option
                  Agreement.
10.7*     (19)    1995 Director Option Plan of Diamond and form of Stock
                  Option Agreement.
10.8*     (20)    1998 Stock Plan of Diamond and form of Stock Option
                  Agreement.
10.9       (1)    Form of Indemnification Agreement between the Registrant and its directors.
10.10      (7)    Lease between Mission Real Estate, L.P. and Registrant dated
                  November 29, 1995.
10.11      (3)    Office Lease dated May 13, 1993, between the Registrant and
                  San Tomas No. 2 Limited Partnership.
10.12      (3)    First Amendment of Office Lease dated September 9, 1993,
                  between the Registrant and San Tomas No. 2 Limited
                  Partnership.
10.13      (5)    Foundry Venture Agreement among Registrant, Alliance
                  Semiconductor Corporation and United Microelectronics
                  Corporation dated as of July 8, 1995.
10.14      (4)    Office Lease dated March 30, 1994, between the Registrant
                  and San Tomas No. 1 Limited Partnership.
10.15      (4)    Second Amendment of Office Lease dated March 30, 1994,
                  between the Registrant and San Tomas No. 2 Limited
                  Partnership.
10.16     (19)    Lease dated November 19, 1999, between Diamond and Montague
                  LLC.
10.17     (19)    Lease dated December 26, 1995, between NL Properties, Inc.
                  and Diamond.
10.18     (22)    Sublease dated May 12, 1998 between Reed Elsevier, Inc. and
                  Diamond.
10.19*    (11)    Employment Agreement between Registrant and Terry N. Holdt dated December 18, 1997.
10.20*    (13)    Employment Agreement between Registrant and Kenneth F.
                  Potashner, dated October 30, 1998.

EXHIBIT
NUMBER    NOTES                     DESCRIPTION OF DOCUMENT
-------   -----                     -----------------------
10.21*    (14)    Employment Agreement between Registrant and Ronald T. Yara, dated November 20, 1998.
10.22*    (15)    Involuntary Termination Agreement between Registrant and
                  Paul G. Franklin, dated September 22, 1998.
10.23*    (16)    Involuntary Termination Agreement between Registrant and
                  Walter D. Amaral, dated September 30, 1998.
10.24*            Involuntary Termination Agreement between Registrant and
                  Andy Wolfe, dated September 22, 1998.
10.25     (18)    Agreement and Plan of Merger dated as of June 21, 1999
                  between Registrant and Diamond.
10.26     (21)    Amendment No. 1 to Agreement and Plan of Merger, dated as of
                  September 15, 1199, by and among Registrant, Diamond and
                  Denmark Acquisition Sub, Inc., a Delaware corporation and
                  wholly owned subsidiary of Registrant.
12.1              Statement of Computation of Ratio of Earnings to Fixed
                  Charges.
16.1      (17)    Letter of Deloitte and Touche LLP regarding change in
                  certifying public accountant.
21.1              Significant subsidiaries of Registrant.
23.1              Consent of Ernst and Young LLP, Independent Auditors (San
                  Jose, California).
23.2              Consent of Deloitte and Touche LLP (San Jose, California).
24.1              Power of Attorney (see page 76 of this Form 10-K).
27.1              Financial Data Schedule.

---------------
  *  Indicates management contract or compensatory plan or arrangement.

 (1) Incorporated by reference to the Registrant's Registration Statement on Form S-1 (File No. 33-57114).

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

(23) Incorporated by reference to Exhibit 10.14 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997.

(24) Incorporated by reference to the exhibit of the same number to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997.

(25) Incorporated by reference to Exhibit 10.3 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997.

(26) Incorporated by reference to Exhibit 10.14 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997.

(27) Incorporated by reference to Exhibit 10.15 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997.

(28) Incorporated by reference to Exhibit 10.16 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997.

(29) Incorporated by reference to Exhibit 16 to the Registrant's Current Report on Form 8-K filed April 7, 1998.

(30) Incorporated by Reference to Registrant's Registration Statement on Form S-4 (File No. 333-85323).

(31) Incorporated by reference to Diamond's Registration Statement on Form S-1 (File No. 33-89386).

(32) Incorporated by reference to Diamond's Registration Statement on Form S-8 (File No. 333-11147).

(33) Incorporated by reference to Exhibit 2.2 of the Registrant's Current Report on Form 8-K filed September 30, 1999

(34) Incorporated by reference to Exhibit 10.17 Diamond's Annual Report on Form 10-K, for the year ended December 31, 1998, as amended.