Form 10-Q
period 2000-03-31
S3 INC
filed 2000-05-15
CIK 850519

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

(Mark One)

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarter ended March 31, 2000

                                       OR

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                         Commission file number 0-21126

                                 S3 INCORPORATED
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                DELAWARE                                 77-0204341
     (State or other jurisdiction of        (I.R.S. Employer Identification No.)
     incorporation or organization)

     2841 Mission College Boulevard
         Santa Clara, California                            95054
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

                               Yes [X]   No [ ]

The number of shares of the Registrant's Common Stock, $.0001 par value, outstanding at May 1, 2000 was 91,341,531.

                                 S3 INCORPORATED
                                    FORM 10-Q

                                      INDEX

                                                                                                    PAGE
                                                                                               --------------
PART I.    CONDENSED CONSOLIDATED FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements:

           Condensed Consolidated Balance Sheets March 31, 2000 and December 31, 1999                3

           Condensed Consolidated Statements of Operations three months ended
           March 31, 2000 and 1999                                                                   4

           Condensed Consolidated Statements of Cash Flows three months ended
           March 31, 2000 and 1999                                                                   5

           Notes to Unaudited Condensed Consolidated Financial Statements                            6

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of                13
           Operations

Item 3.    Quantitative and Qualitative Disclosures About Market Risk                                29

PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings                                                                         30

Item 2.    Changes in Securities                                                                     31

Item 3.    Defaults Upon Senior Securities                                                     Not Applicable

Item 4.    Submission of Matters to a Vote of Security Holders                                 Not Applicable

Item 5.    Other Information                                                                   Not Applicable

Item 6.    Exhibits and Reports on Form 8-K                                                          31

Signatures                                                                                           32

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                                 S3 INCORPORATED
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 (In thousands, except share and per share data)

                                                    MARCH 31,        DECEMBER 31,
                                                       2000              1999
                                                   -----------       ------------
                                                   (UNAUDITED)
                                     ASSETS
Current assets:
   Cash and cash equivalents                       $   126,871       $    45,825
   Investment - UMC                                    487,491                --
   Other short-term investments                         25,338            58,918
   Accounts receivable (net of allowances
      of $15,525 in 2000 and $19,298 in 1999)           87,623            78,312

   Inventories                                         120,306            97,161
   Deferred income taxes                                30,431            19,658
   Prepaid expenses and other                           23,190            24,779
                                                   -----------       -----------
         Total current assets                          901,250           324,653

Property and equipment, net                             35,974            34,404
Investment - UMC                                       487,636                --
Other investments                                        1,851            92,763
Deferred taxes                                          56,458            56,458
Goodwill and intangible assets                         194,629           199,139
Other assets                                            13,944            15,230
                                                   -----------       -----------
         Total                                     $ 1,691,742       $   722,647
                                                   ===========       ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                $    79,605       $   117,539
   Notes payable                                        47,082            51,261
   Accrued liabilities                                  44,577            45,751
   Deferred taxes                                      178,869                --
   Deferred revenue                                     14,170             9,953
                                                   -----------       -----------
         Total current liabilities                     364,303           224,504

Long-term deferred taxes                               181,264                --
Other liabilities                                       11,858            12,010
Convertible subordinated notes                         103,500           103,500

Stockholders' equity:
   Common stock, $.0001 par value;
    175,000,000 shares authorized;
    91,194,255 and 78,139,745 shares
    outstanding in 2000 and 1999                       591,244           434,338
   Accumulated other comprehensive loss                 (8,528)           (7,563)
   Accumulated deficit                                 448,101           (44,142)
                                                   -----------       -----------
         Total stockholders' equity                  1,030,817           382,633
                                                   -----------       -----------
         Total                                     $ 1,691,742       $   722,647
                                                   ===========       ===========

See accompanying notes to the unaudited condensed consolidated financial statements.

                                 S3 INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                          THREE MONTHS ENDED
                                                               MARCH 31,
                                                       -------------------------
                                                          2000            1999
                                                       ---------       ---------
Net sales                                              $ 161,719       $  44,300

Cost of sales                                            148,315          34,033
                                                       ---------       ---------
Gross margin                                              13,404          10,267

Operating expenses:
    Research and development                              20,757          18,037
    Selling, marketing and administrative                 29,612           7,788
    Amortization of goodwill and intangibles              10,476              --
                                                       ---------       ---------
               Total operating expenses                   60,845          25,825
                                                       ---------       ---------
Loss from operations                                     (47,441)        (15,558)

Gain on sale of  manufacturing joint venture               7,472              --
Gain on UMC investment                                   880,166              --
Gain on VIA investment                                     3,239              --
Other income (expense), net                                 (177)            157
                                                       ---------       ---------
Income (loss) before income taxes and
   equity in income of manufacturing joint
   venture and minority interest in
   RioPort.com, Inc.                                     843,259         (15,401)
Provision for income taxes                               350,659              --
                                                       ---------       ---------
Income (loss) before equity in income of
   manufacturing joint venture and
   minority interest in RioPort.com, Inc.                492,600         (15,401)
Equity in income from manufacturing joint venture             --           1,522
Minority interest in RioPort.com, Inc.                      (357)             --
                                                       ---------       ---------
Net income (loss)                                      $ 492,243       $ (13,879)
                                                       =========       =========
Per share amounts:
   Basic                                               $    5.84       $   (0.27)
   Diluted                                             $    5.04       $   (0.27)

Shares used in computing per share amounts:
   Basic                                                  84,272          51,856
   Diluted                                                97,864          51,856

See accompanying notes to the unaudited condensed consolidated financial statements.

                                 S3 INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                           THREE MONTHS ENDED
                                                                MARCH 31,
                                                        -------------------------
                                                           2000            1999
                                                        ---------       ---------
Operating activities:
   Net income (loss)                                    $ 492,243       $ (13,879)
   Adjustments to reconcile net income (loss) to
      net cash provided by (used for) operating
      activities:
        Deferred income taxes                             349,360              --
        Depreciation                                        5,406           4,819
        Amortization                                       10,976              --
        Gain on sale of manufacturing joint venture        (7,472)             --
        Gain on UMC investment                           (880,166)             --
        Gain on VIA investment                             (3,239)             --
        Equity in income of joint venture                      --          (1,522)
        Minority interest                                     357              --
        Changes in assets and liabilities:
          Accounts receivable                              (9,311)          3,709
          Inventories                                     (23,146)          2,561
          Prepaid expenses and other                        1,589           4,414
          Accounts payable                                (37,934)          4,491
          Accrued liabilities and other liabilities        (7,164)          2,884
          Deferred revenue                                  4,217              56
                                                        ---------       ---------
   Net cash provided by (used for) operating
      activities                                         (104,284)          7,533
                                                        ---------       ---------
Investing activities:
   Property and equipment purchases, net                   (6,204)         (2,071)
   Purchase of short-term investments, net                (66,480)         (3,145)
   Sale of manufacturing joint venture                      7,472              --
   Gain on VIA investment                                   3,239              --
   Investment in Number Nine                               (5,327)             --
   Investment in VIA                                         (501)             --
   Other assets                                             1,164             811
                                                        ---------       ---------
   Net cash used for investing activities                 (66,637)         (4,405)
                                                        ---------       ---------
Financing activities:
   Sale of common stock, net                              156,906           1,766
   Sale of warrant                                             --             990
   Repayments of notes payable                             (4,179)             --
                                                        ---------       ---------
   Net cash provided by financing activities              152,727           2,756
                                                        ---------       ---------
Effect of exchange rate changes                                (9)             --
                                                        ---------       ---------
Net increase (decrease) in cash and equivalents           (18,203)          5,884
Cash and cash equivalents at beginning of period           45,825          31,022
                                                        ---------       ---------
Cash and cash equivalents at end of period              $  27,622       $  36,906
                                                        =========       =========

See accompanying notes to the unaudited condensed consolidated financial statements.

                                 S3 INCORPORATED
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.    Basis of Presentation

      The condensed consolidated financial statements have been prepared by S3 Incorporated, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and include the accounts of S3 Incorporated and its wholly-owned subsidiaries ("S3" or collectively the "Company"). All significant inter-company balances and transactions have been eliminated. Investments in entities in which the Company does not have control, but has the ability to exercise significant influence over operating and financial policies, are accounted for by the equity method. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such principles and the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, the financial statements reflect all adjustments, consisting only of normal recurring adjustments with the exception of the in-process research and development charge discussed in
Note 2, necessary for a fair presentation of the financial position at March 31, 2000 and December 31, 1999, and the operating results and cash flows for the three months ended March 31, 2000 and 1999. These financial statements and notes should be read in conjunction with the Company's audited financial statements and notes thereto for the year ended December 31, 1999, included in the Company's Form 10-K filed with the Securities and Exchange Commission.

      The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the future quarters or the year ending December 31, 2000. Certain reclassifications of 1999 amounts were made in order to conform to the 2000 presentation.

      This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. In particular, the assumptions set forth in Note 2 and the Management's Discussion and Analysis section of this Quarterly Report on Form 10-Q regarding revenue growth, gross margin increases, cost decreases and cost of capital which underlie the Company's calculation of the in-process research and development expenses contain forward-looking statements and are qualified by the risks detailed in "Factors That May Affect Our Results" and other risks detailed in the Company's Annual Report on Form 10-K for the year ended December 31, 1999 and other reports filed by S3 with the Securities and Exchange Commission from time to time. Actual results could differ materially from those projected in these forward-looking statements as a result of the risks described above as well as other risks set forth in S3's periodic reports both previously and hereafter filed with the Securities and Exchange Commission.

2.    Business Combinations

      Merger with Diamond

      On September 24, 1999, the Company completed the acquisition of all of the outstanding common stock of Diamond Multimedia Systems, Inc. ("Diamond"). Diamond designs, develops, manufactures and markets multimedia and connectivity products for personal computers. The transaction was accounted for as a purchase and, accordingly, the results of operations of Diamond and the estimated fair value of assets acquired and liabilities assumed are included in the Company's consolidated financial statements as of September 24, 1999, the effective date of the purchase.

      Pursuant to the Merger Agreement, each share of Diamond common stock was converted into the right to receive 0.52 shares of the Company's common stock. No fractional shares were issued. Stockholders otherwise entitled to a fractional share received cash. In addition, each option and right to acquire Diamond common stock granted under Diamond's stock-based incentive plans was converted into an option to purchase Company common stock. Approximately 18.7 million common shares of S3 stock were issued to Diamond stockholders and approximately 1.3 million options were assumed.

      The purchase price of $218.3 million includes $172.2 million of stock issued at fair value (fair value being determined as the average price of the S3 stock for a period three days before and after the announcement of the merger), $11.7 million in Diamond stock option costs (being determined under both the Black-Scholes formula and in accordance with the Merger Agreement), cash paid to Diamond of $20.0 million and $14.4 million in estimated expenses of the transaction. The purchase price was allocated as follows: $0.8 million to the estimated fair value of Diamond net liabilities assumed (as of September 24, 1999), $6.7 million to purchased in-process research and development, $6.8 million to purchased existing technology, $11.4 million to tradenames, $5.5 million to workforce-in-place, $12.5 million to Diamond distribution channel relationships and $174.6 million to goodwill. Goodwill is recorded as a result of consideration paid in excess of the fair value of net tangible and intangible assets acquired. Goodwill and identified acquisition related intangible assets are amortized on a straight-line basis over the periods indicated below. The allocation of the purchase price to intangibles was based upon management's estimates. The purchase price and the related allocation are subject to further refinement and change over the initial year of combined operations.

      Management has completed its integration plans related to Diamond. The integration plans included initiatives to combine the operations of Diamond and S3 and consolidate duplicative operations. Areas where management estimates may be revised primarily relate to employee severance and relocation costs and other exit costs. Adjustments to accrued integration costs related to Diamond will be recorded as adjustments to the fair value of net assets in the purchase price allocation. Accrued integration charges included $3.8 million related to involuntary employee separation and relocation benefits for employees and $2.2 million in other exit costs primarily relating to the closing or consolidation of facilities and the termination of certain contractual relationships. The accruals recorded related to the integration of Diamond are based upon management's current estimate of integration costs.

      The intangible assets and goodwill acquired have estimated useful lives and estimated first year amortization, as follows (dollars in thousands):

                                                               CALCULATED
                                                ESTIMATED      FIRST YEAR
                                    AMOUNT     USEFUL LIFE    AMORTIZATION
                                   --------    -----------    ------------
Purchased existing technology      $  6,800     2-5 years       $  2,708
Tradenames                           11,400      7 years           1,629
Workforce-in-place                    5,500      4 years           1,375
Diamond distribution channel
   relationships                     12,500      5 years           2,500
Goodwill                            174,563      5 years          34,913

      The value assigned and written off as purchased in-process research and development ("IPR&D") of $6.7 million was determined by identifying research projects in areas for which technological feasibility had not been established. The value was determined by estimating the expected cash flows from the projects once commercially viable, discounting the net cash flows back to their present value and then applying a percentage of completion to the calculated value.

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

Purchase of Number Nine

      On February 1, 2000, the Company completed the acquisition of all of the assets of Number Nine Visual Technology Corporation ("Number Nine"). The purchase price of $5.3 million includes $5.1 million of cash and $0.2 million in estimated expenses of the transaction. The purchase price was allocated as follows: $0.7 million to the estimated fair value of Number Nine net assets (as of February 1, 2000), $0.5 million to workforce-in-place and $4.1 million to goodwill. Goodwill is recorded as a result of consideration paid in excess of the fair value of net tangible and intangible assets acquired. Goodwill and identified acquisition related intangible assets are amortized on a straight-line basis over five years. The allocation of the purchase price to intangibles was based upon management's estimates. The purchase price and the related allocation are subject to further refinement and change over the initial year of combined operations.

3.    Inventories

      Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market. Inventories consisted of:

                                   MARCH 31,   DECEMBER 31,
                                    2000          1999
                                   ---------   ------------
                                       (IN THOUSANDS)

      Raw materials                $ 57,605      $ 40,132
      Work in process                16,637        10,418
      Finished goods                 46,064        46,611
                                   --------      --------
         Total                     $120,306      $ 97,161
                                   ========      ========

4.    Investments

Investment in USC

      In June of 1999, the Company announced that it would receive $42.0 million for a patent license and release associated with the sale of 80 million shares of stock of USC in January 1998. Payments will be received over five fiscal quarters beginning in the quarter ended June 30, 1999. Under the terms of the agreement, S3 will license UMC 29 patents covering multimedia products and integrated circuit manufacturing technology for use in products manufactured by UMC.

      In June 1999, UMC announced that it would provide one share of UMC for every share of USC stock. The expected transaction was a result of UMC's foundry consolidation plans whereby USC, United Integrated Circuits Corporation, United Silicon Incorporated and UTEK Semiconductor Corporation, were merged into UMC.

      As the Company owned 252 million shares of USC, this resulted in the transfer of 252 million UMC shares of stock to the Company on January 4, 2000. The Company recorded a gain on the transfer of the shares of $880.2 million to recognize the difference in the carrying value of its investment in USC and the fair market value of the UMC shares on the date of the transfer. Approximately half of the shares received are subject to sale restrictions and are carried at market value as of January 4, 2000 as long-term assets in the accompanying balance sheet at March 31, 2000. As the remaining shares are publicly traded, the investment is adjusted to fair market value in accordance with SFAS 115 and classified as short-term investments.

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

Investment in OneStep, LLC and RioPort.com, Inc.

      In July 1999, the Company acquired OneStep, LLC, a software development company that supplies the Rio Audio Manager to RioPort.com, Inc., for $10.9 million in cash. The Rio Audio Manager is designed to allow audio enthusiasts to easily acquire, create, organize and playback music or spoken audio programming in one simple application.

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

5.    Notes Payable

      In 1995 the Company expanded and formalized its relationship with Taiwan Semiconductor Manufacturing Company ("TSMC") to provide additional capacity over the 1996 to 2000 timeframe. The agreement with TSMC requires the Company to make certain annual advance payments to be applied against the following year's capacity. The Company has signed promissory notes to secure these payments over the term of the agreement. The notes bear interest at 10% per annum commencing on the individual note's maturity dates if such notes are not paid. At March 31, 2000, the remaining advance payments totaled $14.3 million and the corresponding promissory notes totaled $9.6 million. During the second quarter of 1999, the Company and TSMC agreed to extend the term of the agreement two years to 2002. The corresponding notes payable were extended with the final payment due in 2001.

      At March 31, 2000, the Company has a $50.0 million domestic bank facility permitting borrowings at the prime rate. This bank facility expires in January 2001. The covenants covering this debt agreement pertain to minimum levels of collateral coverage and tangible net worth, quarterly profitability and minimum levels of liquidity. As of March 31, 2000, the Company is in compliance with all loan covenants. Additionally, the Company has credit facilities under foreign lines of credit. The Company has a foreign line of credit of 10 million DeutscheMarks (approximately $4.9 million at March 31, 2000). The Company also has a foreign line of credit of 400,000 British Pounds (approximately $639,000 at March 31, 2000). Borrowings were $37.5 million under these facilities at March 31, 2000.

      As of March 31, 2000, the Company's future payments on debt related to notes payable, lines of credit and capital lease obligations are due in 2000, therefore all amounts have been classified as current.

6.    Earnings (Loss) Per Share

      Basic earnings (loss) per share ("EPS") is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that would occur from any instrument or options which could result in additional common shares being issued.

      When computing earnings (loss) per share, the Company includes only potential common shares that are dilutive. Exercise of options and conversion of convertible debt in the three months ended March 31, 1999 are not assumed because the result would have been anti-dilutive.

      The following table sets forth the computation of basic and diluted earnings (loss) per share:

                                                             THREE MONTHS ENDED
                                                                  MARCH 31,
                                                           ----------------------
                                                             2000          1999
                                                           --------      --------
                                                            (IN THOUSANDS, EXCEPT
                                                              PER SHARE AMOUNTS)
NUMERATOR
   Net income (loss)
      Basic                                                $492,243      $(13,879)
      Interest expense on subordinated debt                     966            --
                                                           --------      --------
      Diluted                                              $493,209      $(13,879)
                                                           ========      ========
DENOMINATOR
    Denominator for basic earnings per share                 84,272        51,856
    Common stock equivalents                                  8,207            --
    Subordinated debt                                         5,385            --
                                                           --------      --------
    Denominator for diluted earnings (loss) per share        97,864        51,856
                                                           ========      ========
Basic earnings (loss) per share                            $   5.84      $  (0.27)
Diluted earnings (loss) per share                          $   5.04      $  (0.27)

7.    Comprehensive Income (Loss)

      The Company's available-for-sale securities and foreign currency translation adjustments are included in other comprehensive income (loss).

      The following are the components of accumulated other comprehensive loss, net of tax:

                                             MARCH 31,    DECEMBER 31,
                                                2000          1999
                                             ---------    ------------
                                                  (IN THOUSANDS)
Unrealized gain (loss) on investments         $  (153)      $   803
Foreign currency translation adjustments       (8,375)       (8,366)
                                              -------       -------
Accumulated other comprehensive loss          $(8,528)      $(7,563)
                                              =======       =======

      The following schedule of other comprehensive loss shows the gross current-period gain (loss) and the reclassification adjustment:

                                                       THREE MONTHS ENDED
                                                            MARCH 31,
                                                      ---------------------
                                                        2000          1999
                                                      -------       -------
                                                         (IN THOUSANDS)
Unrealized gain (loss) on investments:
   Unrealized gain on available-for-sale
      securities, net of tax of $735 and $0 in
      2000 and 1999, respectively                     $   892       $   379
   Less: reclassification adjustment for (gain)
      loss realized in net income, net of tax of
      $0 and $0 in 2000 and 1999, respectively         (1,994)           46
                                                      -------       -------
Net unrealized gain (loss) on investments              (1,102)          425
Foreign currency translation adjustments                   (9)       (2,704)
                                                      -------       -------
Other comprehensive loss                              $(1,111)      $(2,279)
                                                      =======       =======

8.    Contingencies

      The semiconductor and personal computing products industries are characterized by frequent litigation, including litigation regarding patent and other intellectual property rights. The Company is party to various legal proceedings that arise in the ordinary course of business. Although the ultimate outcome of these matters is not presently determinable, management believes that the resolution of all such pending matters will not have a material adverse effect on the Company's financial position or results of operations.

      Since November 1997, a number of complaints have been filed in federal and state courts seeking unspecified damages on behalf of an alleged class of persons who purchased shares of the Company's common stock at various times between April 18, 1996 and November 3, 1997. The complaints name as defendants the Company, certain of its officers and former officers, and certain directors of the Company, asserting that they violated federal and state securities laws by misrepresenting and failing to disclose certain information about the Company's business. In addition, certain stockholders have filed derivative actions in the state courts of California and Delaware seeking recovery on behalf of the Company, alleging, among other things, breach of fiduciary duties by such individual defendants. The plaintiffs in the derivative action in Delaware have not taken any steps to pursue their case. The derivative cases in California state court have been consolidated, and plaintiffs have filed a consolidated amended complaint. The court has entered a stipulated order in those derivative cases suspending court proceedings and coordinating discovery in them with discovery in the class actions in California state courts. On plaintiffs' motion, the federal court has dismissed the federal class actions without prejudice. The class actions in California state court have been consolidated, and plaintiffs have filed a consolidated amended complaint. The Company has answered that complaint. Discovery is pending. While management intends to defend the actions against the Company vigorously, there can be no assurance that an adverse result or settlement with regard to these lawsuits would not have a material adverse effect on the Company's financial condition or results of operations.

      The Company has received from the Securities and Exchange Commission a request for information relating to the Company's restatement announcement in November 1997. The Company has responded and intends to continue to respond to such requests.

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

      In addition, the Company has been named, with Diamond, as a defendant in litigation relating to the merger of the Company with Diamond. On August 4, 1999, two alleged stockholders of Diamond filed a lawsuit, captioned Strum v. Schroeder, et al., in the Superior Court of the State of California for the County of Santa Clara. Plaintiffs, on behalf of themselves and a class of all former Diamond stockholders similarly situated whom they purportedly represent, challenge the terms of the merger. The complaint names Diamond, the former directors of Diamond and the Company as defendants. The complaint alleges generally that Diamond's directors breached their fiduciary duties to stockholders of Diamond and seeks rescission and the recovery of unspecified damages, fees and expenses. The Company believes, as do the individual defendants, that it has meritorious defenses to the lawsuit and the Company intends to defend the suit vigorously.

      On April 23, 1999, 3Dfx Interactive, Inc. ("3Dfx") filed a lawsuit against Diamond for breach of contract based upon unpaid invoices in the amount of $3,895,225. On June 4, 1999, the Company filed an answer and cross-complaint alleging breach of contract, breach of the implied covenant of good faith and fair dealing, breach of implied warranty and negligence. On February 10, 2000, this matter was settled. As part of the settlement, the Company paid $1,950,000 to 3Dfx. This amount was expensed at December 31, 1999.

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

      On May 11, 1998, the Company filed a lawsuit in the United States District Court for the Northern District of California against nVidia Corporation ("nVidia") alleging that nVidia was infringing three of the Company's patents and an injunction restraining nVidia from manufacturing and distributing a family of nVidia multimedia accelerators and seeking other forms of relief. nVidia answered the Company's complaint and counter-claimed for declaratory relief, alleging that the three patents were invalid and not infringed. On August 16, 1999, the court found that some of the claims in the patents are invalid, found that the remaining claims in the patents are valid and set a trial date to adjudicate the validity of the remaining claims and whether nVidia was infringing the valid patent claims. On December 9, 1999, nVidia filed a complaint for patent infringement against the Company alleging infringement of five patents relating to sound and/or multimedia products sold by the Company. On February 1, 2000, the Company and nVidia agreed to drop their respective lawsuits and enter into a settlement and cross-license agreement.

      The ultimate outcome of these actions cannot be presently determined. Accordingly, no provision for any liability or loss that may result from adjudication or settlement of the lawsuits has been made in the accompanying condensed consolidated financial statements.

9.    Subsequent Events

      The Company, and VIA Technologies, Inc., a corporation organized under the laws of Taiwan ("VIA"), entered into an Investment Agreement, dated as of April 10, 2000 (the "Agreement"). Pursuant to the Agreement, the Company and VIA will form a new joint venture (the "Joint Venture") for the purpose of manufacturing and distributing graphics products and conducting related research and development activities. At the closing of the transactions contemplated by the Agreement, the Company will transfer to the Joint Venture its graphics chip business in exchange for 100,000,000 shares of Class A common stock of the Joint Venture. In addition, at the closing, VIA will deliver to the Joint Venture $79.9 million in cash or a combination of cash and Via or S3 equity securities, which in turn will be delivered by the Joint Venture to the Company (minus an amount retained by the Joint Venture for the benefit of employees of the Joint Venture), in exchange for 10,000,000 shares of Class B common stock of the Joint Venture. The Joint Venture will assume $38.5 million in debt from the Company. The Joint Venture will also issue to the Company a promissory note with an aggregate principal amount of $239.6 million, which will be payable in equal annual installments on each of the first three anniversaries of the closing date of the formation of the Joint Venture. The payments may be made, at the Joint Venture's option, in cash or a combination of cash and Via or S3 equity securities. The note will be secured by certain assets of the Joint Venture.

      In addition, the Company will receive additional payments from the Joint Venture if certain specified financial milestones are achieved by the Joint Venture.

      The closing of the transactions contemplated by the Agreement is conditioned upon certain closing conditions, including the expiration or early termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvement Act. In addition, the closing is conditioned upon the issuance by the Company to VIA or an affiliate thereof of 3,000,000 shares of the Company's common stock at a price per share of $17.875, and the election of a designee of VIA to the Board of Directors of the Company.

PART I. CONDENSED CONSOLIDATED FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

      When used in this Report, the words "expects," "anticipates," "estimates" and similar expressions are intended to identify forward-looking statements. Such statements, which include statements concerning the timing of availability and functionality of products under development, product mix, trends in average selling prices, trends in the personal computer ("PC") market, the percentage of export sales and sales to strategic customers and the availability and cost of products from the Company's suppliers, are subject to risks and uncertainties, including those set forth below under "Factors That May Affect Our Results" and elsewhere in this report, that could cause actual results to differ materially from those projected. These forward-looking statements speak only as of the date hereof. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any statement is based.

OVERVIEW

      S3(R) Incorporated ("S3" or the "Company") designs, develops, manufactures and distributes multimedia, connectivity and Internet appliance products for the PC and consumer appliance markets. The Company has been a leading supplier of graphics and multimedia accelerator subsystems for PCs for over ten years.

      In September 1999, S3 made a significant strategic shift by merging with Diamond Multimedia Systems, Inc. ("Diamond"), an established original PC equipment manufacturer ("OEM") and retail provider of communications and home networking solutions, PC graphics and audio add-in boards, digital audio players and Internet appliances. Diamond products include the Rio line of Internet music players, the Stealth and Viper series of video accelerators, the Monster series of gaming accelerators, the Fire series of NT workstation 3D graphics accelerators, the Supra series of modems and the HomeFree line of home networking products. The transaction was accounted for as a purchase and, accordingly, the results of operations of Diamond and the estimated fair value of assets acquired and liabilities assumed are included in the Company's consolidated financial statements as of September 24, 1999, the effective date of the purchase.

      In October 1999, S3 announced that it caused RioPort.com Inc., which was a wholly owned subsidiary, to sell shares of its preferred stock to third party venture capital and strategic investors. RioPort.com, Inc. is developing an integrated platform for acquiring, managing and experiencing music and spoken audio programming from the Internet. As a result of the preferred stock financing, the Company retained a minority investment in RioPort.com, Inc. and accounts for its investment using the equity method of accounting. In addition, in November 1999, as part of the equity partnership, the Company received $10.9 million for the sale of OneStep, LLC to RioPort.com, Inc.

      In November 1999, the Company established a joint venture with VIA Technologies, Inc., a corporation organized under the laws of Taiwan ("VIA"), to bring high-performance integrated graphics and core logic chip sets to the volume OEM desktop and notebook PC markets. The newly formed S3-VIA Inc. will have joint funding, exclusive access to both companies' technology and distribution rights for developed products between S3 and VIA. The Company owns 50.1% of the voting common stock of the joint venture. Accordingly, the Company consolidates the accounts of S3-VIA Inc. in its consolidated financial statements.

      On April 10, 2000, the Company and VIA entered into an Investment Agreement. Pursuant to the Agreement, the Company and VIA will form a new joint venture (the "Joint Venture") for the purposes of manufacturing and distributing graphics products and conducting related research and development activities. See "Recent Developments."

RESULTS OF OPERATIONS

      The following table sets forth certain financial data for the periods indicated as a percentage of net sales:

                                                         THREE MONTHS ENDED
                                                             MARCH 31,
                                                         ------------------
                                                         2000          1999
                                                         -----        -----
Net sales                                                100.0%       100.0%
Cost of sales                                             91.7         76.8
                                                         -----        -----
Gross margin                                               8.3         23.2
Operating expenses:

   Research and development                               12.8         40.7
   Selling, marketing and administrative                  18.3         17.6
   Amortization of goodwill and intangibles                6.5           --
                                                         -----        -----
         Total operating expenses                         37.6         58.3
                                                         -----        -----
Loss from operations                                     (29.3)       (35.1)
Gain on sale of manufacturing joint venture                4.6           --
Gain on UMC investment                                   544.3           --
Gain on VIA investment                                     2.0           --
Other income (expense), net                               (0.2)         0.4
                                                         -----        -----
Income (loss) before income taxes and equity
   in income of manufacturing joint venture
   and minority interest in RioPort.com, Inc.            521.4        (34.7)
Provision for income taxes                               216.8           --
                                                         -----        -----
Income (loss) before equity in income of
   manufacturing joint venture and minority
   interest in RioPort.com, Inc.                         304.6        (34.7)
Equity in income from manufacturing joint venture           --          3.4
Minority interest in RioPort.com, Inc.                    (0.2)          --
                                                         -----        -----
Net income (loss)                                        304.4%       (31.3)%
                                                         =====        =====

NET SALES

      The Company's net sales year to date have been generated from the sale of its graphics and multimedia accelerators, connectivity products for the home and products for acquiring, managing and experiencing music and spoken audio programming from the Internet. The Company's products are used in, and its business is dependent upon, the personal computer industry and growth of the Internet with sales primarily in the U.S., Asia and Europe. Net sales were $161.7 million for the three months ended March 31, 2000, a 265.0% increase from the $44.3 million of net sales for the three months ended March 31, 1999. Sales increased from 1999 to 2000 because of the acquisition of Diamond and the inclusion of the revenue of its products in the Company's financial results of operations in the three months ended March 31, 2000. Net sales for the three months ended March 31, 2000 consisted primarily of the Company's graphics chips, Diamond brand graphics add-in cards, modem and communication products and Rio digital audio players while net sales for the three months ended March 31, 1999 consisted primarily of the Company's graphics chips. The net sales for the three months ended March 31, 2000 for the Company's graphics chips, excluding graphics chips integrated into the Company's Diamond brand graphics add-in cards, were $37.4 million.

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

      International sales accounted for 54% and 99% of net sales for the three months ended March 31, 2000 and 1999, respectively. Approximately 26% and 44% of international sales for the three months ended March 31, 2000 and 1999, respectively, were to affiliates of United States customers. The shift in international and domestic sales distribution in 2000 was primarily the result of the inclusion of the acquired multimedia and communications products from the Diamond acquisition. The Company expects that international sales will continue to represent a significant portion of net sales, although there can be no assurance that international sales as a percentage of net sales will remain at current levels. All sales transactions were denominated in U.S. dollars.

      One customer accounted for 14.5% of net sales for the three months ended March 31, 2000. One customer and two distributors accounted for 34%, 26% and 15% of net sales, respectively, for the three months ended March 31, 1999. The Company expects a significant portion of its future sales to remain concentrated within a limited number of strategic customers. There can be no assurance that the Company will be able to retain its strategic customers or that such customers will not otherwise cancel or reschedule orders, or in the event of canceled orders, that such orders will be replaced by other sales. In addition, sales to any particular customer may fluctuate significantly from quarter to quarter. The occurrence of any such events or the loss of a strategic customer could have a material adverse effect on the Company's operating results.

GROSS MARGIN

      Gross margin percentage decreased to 8.3% for the three months ended March 31, 2000 from 23.2% for the three months ended March 31, 1999. The decrease was primarily the result of inclusion of manufacturing costs for the Diamond products. Another factor resulting in the decreased gross margin is the highly competitive pricing pressures in the market for mainstream and entertainment graphics accelerators. This was partially offset by improving margins on the Company's desktop chips and communications products.

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

RESEARCH AND DEVELOPMENT EXPENSES

      The Company has made and intends to continue to make significant investments in research and development to remain competitive by developing new and enhanced products. Research and development expenses were $20.8 million for the three months ended March 31, 2000, an increase of $2.8 million from $18.0 million for the three months ended March 31, 1999. This increase was due primarily to inclusion of headcount and related expenses associated with the Diamond acquisition savings partially offset by an increased focus on core technology and products. Concentration of research and development efforts resulted in lower overhead, headcount and related costs. Write-offs of idle and excess capital equipment resulted in lower depreciation and maintenance charges.

SELLING, MARKETING AND ADMINISTRATIVE EXPENSES

      Selling, marketing and administrative expenses consist primarily of salaries, related benefits and fees for professional services, such as legal and accounting services. Selling, marketing and administrative expenses were $29.6 million for the three months ended March 31, 2000, an increase of $21.8 million from $7.8 million for the three months ended March 31, 1999. Selling, marketing and administrative expenses increased from the prior year due primarily to the integration and combination of selling, marketing and administrative headcount and related expenses due to the acquisition of Diamond. As a percentage of revenue, selling, marketing and administrative expenses increased from 17.6% in 1999 to 18.3% in 2000.

GAIN ON SALE OF MANUFACTURING JOINT VENTURE

      On December 31, 1997, the Company entered into an agreement to sell to UMC 80 million shares of stock of United Semiconductor Corporation ("USC") for a purchase price of 2.4 billion New Taiwan dollars. The Company received the purchase price (approximately $68.0 million in cash) in January 1998 upon closing. The gain on the sale of stock of USC was $26.6 million.

      In June 1999, the Company amended its agreements with UMC. Under the terms of the amended agreements, UMC has agreed to pay the Company, subject to certain conditions, 1.4 billion New Taiwan dollars (approximately $43.3 million in cash) and the Company has agreed to release UMC from contingencies associated with the sale in January 1988 of 80 million shares of stock of USC and to grant a license to patents covering multimedia products and integrated circuit manufacturing technology for use in products manufactured by UMC. Payments are being received over five fiscal quarters beginning in the quarter ended June 30, 1999. The gain on the sale of stock in USC was $7.5 million for the three months ended March 31, 2000.

OTHER INCOME (EXPENSE), NET

      Other expense was $0.2 million for the three months ended March 31, 2000, a decrease of $0.4 million from other income of $0.2 million for the three months ended March 31, 1999. The decrease was due primarily to increases in interest expense associated with the lines of credit assumed in the merger with Diamond, partially offset by foreign currency translation gains.

INCOME TAXES

      The Company's effective tax rates for the three months ended March 31, 2000 and 1999 are 41.6% and 0%, respectively. The effective tax rate for 2000 reflects expected tax payment on the adjusted taxable income at the federal, state and international statutory rates. The effective tax rate for 1999 reflects net operating losses with no realized tax benefit.

LIQUIDITY AND CAPITAL RESOURCES

      Cash used for operating activities for the three months ended March 31, 2000 was $104.3 million, as compared to $7.5 million cash provided by operating activities for the three months ended March 31, 1999. The Company's net income of $492.2 million for the three months ended March 31, 2000 included a non-cash gain on UMC investment of $880.2 million, and non operating gains on VIA investment of $3.2 million and the sale of manufacturing joint venture of $7.5 million. Cash used for operations for the three months ended March 31, 2000 was unfavorably impacted by increases in accounts receivable and inventories and decreases in accounts payable and accrued liabilities and other liabilities. In addition, cash used for operations for the three months ended March 31, 2000 was favorably impacted by depreciation, amortization, increases in deferred income taxes and deferred revenue and decreases in prepaid expenses and other. The Company's net loss for the three months ended March 31, 1999 was offset by depreciation, decreases in accounts receivable, inventories and prepaid expenses and other and increases in accounts payable, accrued liabilities and other liabilities and deferred revenue.

      Investing activities used cash of $66.6 million for the three months ended March 31, 2000 and consisted primarily of purchases of short-term investments, net, investments in Number Nine and VIA and purchases of property and equipment, partially offset by cash received from UMC related to the sale of USC shares, and the increases in other assets. Investing activities used $4.4 million during the three months ended March 31, 1999 and consisted primarily of the net purchases of short term investments and purchases of property and equipment.

      Financing activities provided cash of $152.7 million and $2.8 million for the three months ended March 31, 2000 and 1999, respectively. Sales of common stock, including $145.5 million received from the sale of stock to VIA, was the financing activity generating cash during the three months ended March 31, 2000 which was offset partially by repayments of notes payable. Sales of common stock and the sale of a warrant to Intel were the financing activities that provided cash for the three months ended March 31, 1999.

      Working capital at March 31, 2000 and December 31, 1999 was $536.9 million and $100.1 million, respectively. At March 31, 2000, the Company's principal sources of liquidity included cash and equivalents of $126.9 million and $25.3 million in short-term investments. In addition, the Company held shares of UMC valued at $487.5 million at March 31, 2000 based upon then existing New Taiwan dollar to U.S. dollar exchange rates and UMC's market prices on the Taiwan Stock Exchange. The Company's principle sources of liquidity at December 31, 1999 included cash and equivalents of $45.8 million and $58.9 million of short-term investments. As of March 31, 2000, the Company had short-term lines of credit and bank credit facilities totaling $55.5 million, of which approximately $18.0 million was unused and available. At December 31, 1999, the Company was in default with its loan covenants regarding liquidity. The Company obtained a waiver for this violation. The Company believes that its available funds will satisfy the Company's projected working capital and capital expenditure requirements for at least the next 12 months, other than expenditures for future potential manufacturing agreements.

      The Company is currently a party to certain legal proceedings. Litigation could result in substantial expense to the Company. See "Part II- Item 1. Legal Proceedings."

RECENT DEVELOPMENTS

      In February 2000, the Company purchased substantially all of the assets of Number Nine Visual Technology Corporation ("Number Nine"). Number Nine was a supplier of graphics accelerator subsystems for PCs using S3 graphics chips. The acquisition of the assets of Number Nine, a supplier to IBM, allows S3 to consolidate its graphics business with IBM into a single source distribution model and furthered S3's strategy of becoming a single graphics solution provider to the PC graphics market. The acquisition also added skilled hardware and software engineering resources to S3's existing teams.

      In February 2000, VIA purchased from the Company 10,775,000 shares of the Company's Common Stock for an aggregate purchase price of $145,462,500 pursuant to the terms of an agreement entered into in December 1999.

      The Company and VIA entered into an Investment Agreement on April 10, 2000 (the "Investment Agreement"). Pursuant to the Investment Agreement, the Company and VIA will form a new joint venture (the "Joint Venture") for the purpose of manufacturing and distributing graphics products and conducting related research and development activities. At the closing of the transactions contemplated by the Investment Agreement, the Company will transfer to the Joint Venture its graphics chip business in exchange for 100,000,000 shares of Class A common stock of the Joint Venture. In addition, at the closing, VIA will deliver to the Joint Venture $79.9 million in cash or a combination of cash and Via or S3 equity securities, which in turn will be delivered by the Joint Venture to the Company (minus an amount retained by the Joint Venture for the benefit of employees of the Joint Venture), in exchange for 10,000,000 shares of Class B common stock of the Joint Venture. The Joint Venture will assume $38.5 million in debt from the Company. The Joint Venture will also issue to the Company a promissory note with an aggregate principal amount of $239.6 million, which will be payable in equal annual installments on each of the first three anniversaries of the closing date of the formation of the Joint Venture. The payments may be made, at the Joint Venture's option, in cash or a combination of cash and Via or S3 equity securities. The note will be secured by certain assets of the Joint Venture.

      In addition, the Company will receive additional payments from the Joint Venture if certain specified financial milestones are achieved by the Joint Venture.

      The closing of the transactions contemplated by the Investment Agreement is conditioned upon certain closing conditions, including the expiration or early termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvement Act. In addition, the closing is conditioned upon the issuance by the Company to VIA or an affiliate thereof of 3,000,000 shares of the Company's common stock at a price per share of $17.875, and the election of a designee of VIA to the Board of Directors of the Company.

YEAR 2000 COMPLIANCE

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

FACTORS THAT MAY AFFECT OUR RESULTS

We have recently changed the focus of our business and may be unsuccessful or experience difficulties in implementing this change. If this occurs, our net losses could increase significantly.

      In April 2000, we announced that we agreed to transfer our PC graphics semiconductor business to a newly formed joint venture with VIA Technologies and have realigned our resources to focus on our Internet-related businesses. We have a limited operating history with our Internet-related businesses and our shift in focus may prove to be unsuccessful. Our Internet-related businesses compete with larger, more established competitors, and we may be unable to achieve market success.

If we cannot complete the formation of our new joint venture with VIA Technologies, we could incur substantial losses.

      The formation of the VIA joint venture is subject to customary closing conditions, including the receipt of antitrust and other regulatory approvals. We cannot assure you that these conditions will be satisfied. We may be required to pay substantial sums to VIA if other conditions in the joint venture agreement are not satisfied. If we are unable to complete the formation of the joint venture, our graphics chip business could be severely harmed because, among other things, we would have to bear the expenses of that business while we have refocused our sales and marketing resources elsewhere. Also, we have retained our obligations under our agreements with our semiconductor foundries, and we may be required to purchase specified quantities of wafers or semiconductors, which could result in excess inventory of those products and corresponding writeoffs.

Our quarterly and annual operating results are subject to fluctuations caused by many factors, which could result in failing to achieve our revenue or profitability expectations, resulting in a drop in the price of our common stock.

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

- the availability of manufacturing capacity, including wafer capacity using advanced process technologies;

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

      Because of the above factors, you should not rely on period-to-period comparisons of results of operations as an indication of future performance.

We experienced a net loss for the last two years and we may continue to experience net losses in the future.

      We had a net loss of $30.8 million for 1999 and a net loss of $113.2 million for 1998. These results occurred primarily because we did not offer competitive products in the high end of the graphics and multimedia accelerator market. As a result, our sales consisted of primarily older generation and lower price products that were sold into markets that had significant price competition. Our ability to achieve profitability depends on our success in refocusing our business resources and in executing our business plan for our refocused business. We cannot assure you that we will be able to achieve or maintain profitability.

If we do not continue to develop and market new and enhanced products, we will not be able to compete successfully in our markets.

      The markets for which our products are designed are intensely competitive and are characterized by short product life cycles, rapidly changing technology, evolving industry standards and declining average selling prices. As a result, we cannot succeed unless we consistently develop and market new products. We believe this will require expenditures for research and development in the future consistent with our historical research and development expenditures. To succeed in this environment, we must anticipate the features and functionality that customers will demand. We must then incorporate those features and functionality into products that meet the design, performance, quality and pricing requirements of the personal computer market and the timing requirements of PC OEMs and retail selling seasons. For example, we have a joint venture with VIA Technologies to bring integrated graphics and core logic chip sets to the OEM desktop and notebook PC markets. There can be no assurance that the joint venture will be successful or that our existing products will be compatible with new products. We have in the past experienced delays in completing the development and introduction of new products, as well as compatibility issues with integrated products and we cannot assure you that we will not experience similar delays in the future. In the past, our business has been seriously harmed when we developed products that failed to achieve significant market acceptance and therefore were unable to compete successfully in our markets. Such a failure could occur again in the future.

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

-     PCs become more consumer-oriented or entertainment-driven products; or

- our net revenue becomes increasingly based on entertainment-related products, including our Internet-related products such as our Rio digital music players.

Also, to the extent we expand our European sales, we may experience relatively weak demand in third calendar quarters due to historically weak summer sales in Europe.

We operate in markets that are intensely and increasingly competitive.

      The consumer Internet device, personal computer multimedia and communications markets in which we compete are intensely competitive and are likely to become more competitive in the future. Because of this competition, we face a constant and increasing risk of losing customers to our competitors. The competitive environment also creates downward pressure on prices and requires higher spending to address the competition, both of which tend to keep profit margins lower. We believe that the principal competitive factors for our products are:

-     performance and quality;

- conformity to industry standard application programming interfaces, or APIs;

-     access to customers and distribution channels;

-     reputation for quality and strength of brand;

-     manufacturing capabilities and cost of manufacturing;

-     price;

-     product support; and

-     ability to bring new products to the market in a timely manner.

      Historically, the gross profit margins on Diamond's products have been lower than the margins on our products. As a result of the Diamond merger, our average gross margins will likely be lower than they were prior to the merger, thereby decreasing our average gross margins.

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

We operate in markets that are rapidly changing, highly cyclical and vulnerable to sharp declines in demand and average selling prices.

      We operate in the personal computer, graphics/video chip, Internet appliance, and home networking markets. These markets are constantly and rapidly changing and have in the past, and may in the future, experience significant downturns. These downturns are characterized by lower product demand and accelerated product price reductions. In the event of a downturn, we would likely experience significantly reduced demand for our products. Although we have changed our focus to concentrate on our Internet-related businesses, substantially all of our revenues are currently derived from products sold for use in or with personal computers. In the near term, we expect to continue to derive almost all of our revenues from the sale of products for use in or with personal computers. Changes in demand in the personal computer and graphics/video chip markets could be large and sudden. Since graphics board and personal computer manufacturers often build inventories during periods of anticipated growth, they may be left with excess inventories if growth slows or if they have incorrectly forecasted product transitions. In such cases, the manufacturers may abruptly stop purchasing additional inventory from suppliers like us until the excess inventory has been used. This suspension of purchases or any reduction in demand for personal computers generally, or for particular products that incorporate our products, would negatively impact our revenues and financial results. We may experience substantial period-to-period fluctuations in results of operations due to these general semiconductor industry conditions.

If we are unable to continue to develop and market new and enhanced products, our average selling prices and gross profits will likely decline.

      We must continue to develop new products in order to maintain average selling prices and gross margins. As the markets for our products continue to develop and competition increases, we anticipate that product life cycles will shorten and average selling prices will decline. In particular, average selling prices and, in some cases, gross margins, for each of our products will decline as products mature. A decline in selling prices may cause the net sales in a quarter to be lower than those of a preceding quarter or corresponding quarter in a prior year, even if more units were sold during that quarter than in the preceding or corresponding quarter of a prior year. To avoid that, we must successfully identify new product opportunities and develop and bring new higher-end and higher-margin products to market in time to meet market demand. The availability of new products is typically restricted in volume early in a product's life cycle. If customers choose to wait for the new version of a product instead of purchasing the current version, our ability to procure sufficient volumes of these new products to meet higher customer demand will be limited. If this happens, our revenues and operating margins could be harmed.

Our products have short product life cycles, requiring us to manage product transitions successfully in order to remain competitive.

      Our products have short product life cycles. If we fail to introduce new products successfully within a given time frame, our competitors could gain market share, which could cause us to lose revenue. Further, continued failure to introduce competitive new products on time could also damage our brand name, reputation and relationships with our customers and cause longer-term harm to our financial condition. Also, we anticipate that the transition of the design of Diamond's boards based on new graphics chip architectures by us will require significant effort. Our major OEM customers typically introduce new computer system configurations as often as twice a year. The life cycles of Diamond's graphics boards typically range from six to twelve months and the life cycles of our graphic chips typically range from twelve to eighteen months. Short product life cycles are the result of frequent transitions in the computer market and in the consumer market in which products rapidly incorporate new features and performance standards on an industry-wide basis. Our graphics products must be able to support the new features and performance levels being required by personal computer manufacturers at the beginning of these transitions. Otherwise, we would likely lose business as well as the opportunity to compete for new design contracts until the next product transition. Failing to develop products with required features and performance levels or a delay as short as a few months in bringing a new product to market could significantly reduce our revenues for a substantial period.

We may face inventory risks that are increased by a combination of short product life cycles and long component lead times.

      The short product life cycles of our board-based products also give rise to a number of risks involving product and component inventories. These risks are heightened by the long lead times that are necessary to acquire some components of our products. We may not be able to reduce our production or inventory levels quickly in response to unexpected shortfalls in sales. This could leave us with significant and costly obsolete inventory. Long component lead times could cause these inventory levels to be higher than they otherwise would be and may also prevent us from quickly taking advantage of an unexpected new product cycle. This can lead to costly lost sales opportunities and loss of market share, which could result in a loss of revenues. For example, the timing and speed of the PCI-to-AGP bus transition and the SGRAM-to-SDRAM memory transition led to an excess inventory of PCI and SGRAM-based products at Diamond and in its distribution channel, which in turn resulted in lower average selling prices, lower gross margins, end-of-life inventory write-offs, and higher price protection charges during the second and third quarters of 1998. Further, declining demand for an excess supply of Monster 3D II and competitive 3D gaming products in the channel during the third quarter of 1998 resulted in rapidly declining revenue and prices vis-a-vis the second quarter of 1998, and resulted in price protection charges for this class of product in the third quarter of 1998. Our Internet-related device sales could be affected in the future by the availability of flash memory, which is a key component of our Rio digital music players and is currently subject to high market demand and allocations from suppliers. We estimate and accrue for potential inventory write-offs and price protection charges, but we cannot assure you that these estimates and accruals will be sufficient in future periods, or that additional inventory write-offs and price protection charges will not be required. The impact of these charges on Diamond's operating results in 1998 and the first quarter of 1999 was material. Any similar occurrence in the future could materially and adversely affect our operating results because as our subsidiary, Diamond's charges will be included in our operating results on a going forward basis.

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

      We currently rely on two independent foundries to manufacture all of our products either in finished form or wafer form. We have a "take or pay" contract with Taiwan Semiconductor Manufacturing Company ("TSMC") and a foundry relationship with United Microelectronics Corporation ("UMC"). Our agreement with TSMC provides capacity through 2002 and requires us to make annual advance payments to purchase specified capacity to be applied against the following year's capacity or to forfeit advance payments against those amounts. For example, in the fourth quarter of 1998, we wrote off approximately $4.0 million of the 1998 prepaid production capacity because it did not fully utilize the capacity related to the advance payment. As of March 31, 1999, our note payable to TSMC was $9.6 million. If we purchase excess inventories of particular products or choose to forfeit advance payments, our operating results could be harmed.

      In 1999, UMC, the majority owner of our United Semiconductor Corporation ("USC") foundry joint venture, merged USC with UMC. As a result, we lost our ability to influence the USC board and any veto power we had over actions to be taken by USC. Our relationship with UMC is therefore based on a foundry capacity agreement rather than a joint venture. Although we are currently unaware of any changes that UMC may propose in the future to the foundry relationship, we will have less ability to influence this relationship if changes adverse to us are made in the future.

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

      TSMC and UMC are both located in the Science-Based Industrial Park in Hsin Chu City, Taiwan. We currently expect these foundries to supply the substantial portion of our graphics accelerator chips and S3-VIA joint venture products in 2000 and 2001. Disruption of operations at these foundries for any reason, including work stoppages, political or military conflicts, earthquakes or other natural disasters, could cause delays in shipments of our products which could have a material adverse effect on our operating results. For example, in September 1999, Taiwan experienced a major earthquake. The earthquake and its resulting aftershocks caused power outages and significant damage to Taiwan's infrastructure. The result was delays of shipments of our products from the TSMC and UMC foundries in Taiwan. Any such future delays could have a material adverse effect on our operating results.

      In addition, as a result of the rapid growth of the semiconductor industry based in the Science-Based Industrial Park, severe constraints have been placed on the water and electricity supply in that region. Any shortages of water or electricity could adversely affect our foundries' ability to supply our products, which could have a material adverse effect on operating results.

      We rely on independent subcontractors to manufacture, assemble or test certain of our products. We procure our components, assembly and test services and assembled products through purchase orders and we do not have specific volume purchase agreements with each of our subcontractors. Most of our subcontractors could cease supplying the services, products or components at any time with limited or no penalty. If we need to replace a key subcontractor, we could incur significant manufacturing set-up costs and delays. Also, we may be unable to find suitable replacement subcontractors. Our emphasis on maintaining low internal and channel inventory levels may exacerbate the effects of any shortage that may result from the use of sole-source subcontractors during periods of tight supply or rapid order growth. Further, some of our subcontractors are located outside the United States, which may present heightened process control, quality control, political, infrastructure, transportation, tariff, regulatory, legal, import, export, economic or supply chain management risks.

We historically have had significant product concentration and significantly depend on the health of the graphics and multimedia accelerator market, which means that a decline in demand for a single product, or in the graphics and multimedia accelerator market in general, could severely impact overall revenues and financial results.

      Our revenues are dependent on the markets for graphics/video chips for PCs and on our ability to compete in those markets. Our business would be materially harmed if we are unsuccessful in selling these graphic chips. We have agreed to transfer our PC graphics semiconductor business to a newly formed joint venture with VIA Technologies but our remaining business will continue to have significant product concentration after the transfer. Historically, over 75% of the net sales of our subsidiary, Diamond, have come from sales of graphics and video accelerator subsystems. Diamond has introduced audio subsystems, has entered the PC modem and home networking markets, and has entered into the PC consumer electronics market with the Rio digital audio player, but graphics and video accelerator subsystems are expected to continue to account for a significant portion of our sales for the foreseeable future. A decline in demand or average selling prices for graphics and video accelerator subsystems, digital audio players, PC modem and home networking markets, whether as a result of new competitive product introductions, price competition, excess supply, widespread cost reduction, technological change, incorporation of the products' functionality onto personal computer motherboards or otherwise, would have a material adverse effect on our sales and operating results.

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

      One customer accounted for 14.5% of net sales for the three months ended March 31, 2000. One customer and two distributors accounted for 34%, 26% and 15% of net sales, respectively, for the three months ended March 31, 1999. The Company expects a significant portion of its future sales to remain concentrated within a limited number of strategic customers. There can be no assurance that the Company will be able to retain its strategic customers or that such customers will not otherwise cancel or reschedule orders, or in the event of canceled orders, that such orders will be replaced by other sales. In addition, sales to any particular customer may fluctuate significantly from quarter to quarter. From the date of the merger, all sales to Diamond have been, and will be, eliminated in consolidation. The occurrence of any such events or the loss of a strategic customer could have a material adverse effect on the Company's operating results.

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

Our products could have design defects.

      Product components may contain undetected errors or "bugs" when first supplied to the Company that, despite testing by the Company, are discovered only after certain of the Company's products have been installed and used by customers. There can be no assurance that errors will not be found in the Company's products due to errors in such products' components, or that any such errors will not impair the market acceptance of these products or require significant product recalls. Problems encountered by customers or product recalls could materially adversely affect the Company's business, financial condition and results of operations. Further, the Company continues to upgrade the firmware, software drivers and software utilities that are incorporated into or included with its hardware products. The Company's software products, and its hardware products incorporating such software, are extremely complex due to a number of factors, including the products' advanced functionality, the diverse operating environments in which the products may be deployed, the rapid pace of technology development and change in the Company's target product categories, the need for interoperability, and the multiple versions of such products that must be supported for diverse operating platforms, languages and standards. These products may contain undetected errors or failures when first introduced or as new versions are released. The Company's return policies for its graphics chips and boards may permit OEMs to return these products for full credit within thirty days after receipt of products that do not meet product specifications. In addition, the Company generally provides warranties for its retail products allowing the return or repair of defective products. There can be no assurance that, despite testing by the Company, by its suppliers and by current or potential customers, errors will not be found in new products after commencement of commercial shipments, resulting in loss of or delay in market acceptance or product acceptance or in warranty returns. Such loss or delay would likely have a material adverse effect on the Company's business, financial condition and results of operations.

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

      We sell our products through a network of domestic and international distributors, and directly to major retailers/mass merchants, value-added resellers and OEM customers. Our future success is dependent on the continued viability and financial stability of our customer base. Computer distribution and retail channels historically have been characterized by rapid change, including periods of widespread financial difficulties and consolidation and the emergence of alternative sales channels, such as direct mail order, telephone sales by PC manufacturers and electronic commerce on the worldwide web. The loss of, or a reduction in, sales to certain of our key distribution customers as a result of changing market conditions, competition or customer credit problems could materially and adversely affect our operating results. Likewise, changes in distribution channel patterns, such as:

-     increased electronic commerce via the Internet,

-     increased use of mail-order catalogues,

- increased use of consumer-electronics channels for personal computer sales, or

- increased use of channel assembly to configure PC systems to fit customers' requirements could affect us in ways not yet known. For example, the rapid emergence of Internet-based e-commerce, in which products are sold directly to consumers at low prices, is putting substantial strain on some of our traditional distribution channels.

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

      The industry in which we compete is characterized by vigorous protection and pursuit of intellectual property rights. We rely heavily on a combination of patent, trademark, copyright, and trade secret laws, employee and third-party nondisclosure agreements and licensing arrangements to protect our intellectual property. If we are unable to adequately protect our intellectual property, our business may suffer from the piracy of our technology and the associated loss of sales. Also, the protection provided to our proprietary technology by the laws of foreign jurisdictions, many of which offer less protection than the United States, may not be sufficient to protect our technology. It is common in the personal computer industry for companies to assert intellectual property infringement claims against other companies. Therefore, our products may also become the target of infringement claims. These infringement claims or any future claims could cause us to spend significant time and money to defend our products, redesign our products or develop or license a substitute technology. We may be unsuccessful in acquiring or developing substitute technology and any required license may be unavailable on commercially reasonable terms, if at all. In addition, an adverse result in litigation could require us to pay substantial damages, cease the manufacture, use, sale, offer for sale and importation of infringing products, or discontinue the use of certain processes. Any of those events could materially harm our business. Litigation by or against us could result in significant expense to us and could divert the efforts of our technical and management personnel, regardless of the outcome of such litigation. However, even if claims do not have merit, we may be required to dedicate significant management time and expense to defending ourselves if we are directly sued, or assisting our OEM customers in their defense of these or other infringement claims pursuant to indemnity agreements. This could have a negative effect on our financial results. For example, Intel Corporation is currently in litigation with VIA, with whom we recently entered into a joint venture to bring high-performance integrated graphics and core logic chip sets to the volume OEM desktop and notebook PC markets and with whom we recently agreed to form a new joint venture into which our graphics chip business would be transferred. The result of such litigation could have an adverse effect on us.

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

      International sales accounted for 54% and 99% of our net sales for the three months ended March 31, 2000 and 1999, respectively. We expect that international sales will continue to represent a significant portion of net sales, although there can be no assurance that international sales, as a percentage of net sales, will remain at current levels. Diamond's net sales in Europe accounted for 36% and 26% of total net sales during 1998 and 1997, respectively. Diamond's other international net sales accounted for 10% and 12% of total net sales during 1998 and 1997, respectively. In addition, a substantial proportion of our products are manufactured, assembled and tested by independent third parties in Asia. As a result, we are subject to the risks of conducting business internationally, including:

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

As a result of the merger with Diamond, we expect that some of our suppliers may not do business with us, which could cause a decline in our sales.

      The consummation of the merger is expected to cause some of our add-in card and motherboard customers to end or curtail their relationships with us. The loss of these customers could cause a decline in our sales unless new sales resulting from the integration of Diamond have an offsetting effect. For example, Creative Technology Ltd., a competitor of Diamond and previously an S3 customer, has discontinued its relationship with us. Additional customers may discontinue their relationships with us in the future. This may occur because our products comprise both graphics chips and graphics boards. Thus, as a result of the merger, we are competing with some of our current customers, which are graphics board manufacturers. As a result, we expect that sales to some of our existing customers will be reduced significantly from prior levels and that these customers will no longer continue to be significant customers. Unless we are able to offset the loss of these sales with new customers or sales of alternative products, our revenues may decline.

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

We have a significant level of debt.

      At March 31, 2000, we had total debt and other long-term liabilities outstanding of $296.6 million. The degree to which we are leveraged could adversely affect our ability to obtain additional financing for working capital or other purposes and could make us more vulnerable to economic downturns and competitive pressures. Our significant leverage could also adversely affect our liquidity, as a substantial portion of available cash from operations may have to be applied to meet debt service requirements. In the event of a cash shortfall, we could be forced to reduce other expenditures to be able to meet such debt service requirements.

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

We are a party to legal proceedings alleging securities violations that could have a negative financial impact on us.

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

      Principal (Notional) Amounts Maturing in 2000 in U.S. Dollars:

                                               FAIR VALUE AT
                                              MARCH 31, 2000
                                          ----------------------
                                              (IN THOUSANDS,
                                          EXCEPT INTEREST RATES)

      Cash and cash equivalents                  $126,871
      Weighted average interest rate                 5.63%
      Other short-term investments               $ 25,338
      Weighted average interest rate                 5.91%
      Total portfolio                            $152,209
      Weighted average interest rate                 5.68%

CONVERTIBLE SUBORDINATED NOTES

      In September 1996, the Company completed a private placement of $103.5 million aggregate principal amount of convertible subordinated notes. The notes mature in 2003. Interest is payable semi-annually at 5 3/4% per annum. The notes are convertible at the option of the note holders into the Company's common stock at an initial conversion price of $19.22 per share, subject to adjustment. Beginning in October 1999, the notes are redeemable at the option of the Company at an initial redemption price of 102% of the principal amount. The fair value of the convertible subordinated notes at March 31, 2000 was approximately $117.1 million.

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

      The effect of foreign exchange rate fluctuations on the Company's financial statements for the three months ended March 31, 2000 and 1999 was not material. Since foreign currency exposure increases as intercompany receivables grow, from time to time the Company uses foreign exchange forward contracts as a means for hedging these balances. As of March 31, 2000, the Company held the following forward exchange contracts:

                                         MATURITY DATE   NOTIONAL    FAIR VALUE
                                         -------------   --------    ----------
                                                            (IN THOUSANDS)
Foreign Currency Forward Exchange
  Contracts:
    275,905,000 New Taiwan Dollars       April 3, 2000   $  8,489    $   (577)
    275,905,000 New Taiwan Dollars       July 5, 2000    $  8,466    $   (595)

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

      The semiconductor and personal computing products industries are characterized by frequent litigation, including litigation regarding patent and other intellectual property rights. The Company is party to various legal proceedings that arise in the ordinary course of business. See Note 8 to the Company's Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report. Although the ultimate outcome of these matters is not presently determinable, management believes that the resolution of all such pending matters will not have a material adverse effect on the Company's financial position or results of operations.

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

      On April 23, 1999, 3Dfx Interactive, Inc. ("3Dfx") filed a lawsuit against Diamond for breach of contract based upon unpaid invoices in the amount of $3,895,225. On June 4, 1999 the Company filed an answer and cross-complaint alleging breach of contract, breach of the implied covenant of good faith and fair dealing, breach of implied warranty and negligence. On February 10, 2000, this matter was settled. As part of the settlement, the Company paid $1,950,000 to 3Dfx. This amount was expensed at December 31, 1999.

      The Company has been defending several putative class action lawsuits naming Diamond, which were filed in June and July 1996 and June 1997 in the California Superior Court for Santa Clara County and the U.S. District Court for the Northern District of California. Certain former executive officers and directors of Diamond are also named as defendants. The plaintiffs purport to represent a class of all persons who purchased Diamond's Common Stock between October 18, 1995 and June 20, 1996 (the "Class

Period"). The complaints allege claims under the federal securities laws and California law. The plaintiffs allege that Diamond and the other defendants made various material misrepresentations and omissions during the Class Period. The complaints do not specify the amount of damages sought. On March 24, 2000, the District Court for the Northern District of California dismissed the federal action without prejudice. The Company believes that it has good defenses to the claims alleged in the California Superior Court lawsuit and will defend itself vigorously against this action. No trial date has been set for this action. The Company continues to defend several securities class action lawsuits as well as a class action lawsuit relating to its merger with Diamond. See Note 8 to the Company's Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report.

      On May 11, 1998, the Company filed a lawsuit in the United States District Court for the Northern District of California against nVidia Corporation ("nVidia") alleging that nVidia was infringing three of the Company's patents and an injunction restraining nVidia from manufacturing and distributing a family of nVidia multimedia accelerators and seeking other forms of relief. nVidia answered the Company's complaint and counter-claimed for declaratory relief, alleging that the three patents were invalid and not infringed. On August 16, 1999, the court found that some of the claims in the patents are invalid, found that the remaining claims in the patents are valid and set a trail date to adjudicate the validity of the remaining claims and whether nVidia was infringing the valid patent claims. On December 9, 1999, nVidia filed a complaint for patent infringement against the Company alleging infringement of five patents relating to sound and/or multimedia products sold by the Company. On February 1, 2000, the Company and nVidia agreed to drop their respective lawsuits and enter into a settlement and cross-license agreement.

      The ultimate outcome of these actions cannot be presently determined. Accordingly, no provision for any liability or loss that may result from adjudication or settlement of the lawsuits has been made in the accompanying condensed consolidated financial statements.

Item 2.  Changes in Securities

      On February 20, 2000, the Company issued and sold 10,775,000 shares of its Common Stock to VIA at an aggregate purchase price of $145,462,500. The Company relied upon the exemption provided by Section 4(2) of the Securities Act of 1933, as amended (the "Act"), because the transaction did not involve a public offering and VIA represented that it was an "accredited investor" as such term is defined in rules of the SEC promulgated under the Act.

      In December 1998, the Company entered into an agreement pursuant to which it agreed to issue to Intel Corporation ("Intel") a warrant to purchase 1,000,000 shares of the Company's Common Stock at an exercise price of $9.00 per share. The purchase price for the warrant was $990,000. In February 2000, Intel exercised its warrant on a net issuance basis and acquired 429,477 shares of the Company's Common Stock. The Company relied upon the exemption provided by
Section 4(2) of the Act, because the transaction did not involve a public offering and Intel represented that it was an "accredited investor" as such term is defined in rules of the SEC promulgated under the Act.

Item 6. Exhibits and Reports on Form 8-K

(a)   Exhibits

EXHIBIT
 NUMBER     NOTES                    DESCRIPTION OF DOCUMENT
 ------     -----                    -----------------------
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


                                          S3 INCORPORATED
                                          (Registrant)


                                                  /s/ WALTER D. AMARAL
                                          -------------------------------------
                                                    WALTER D. AMARAL
                                            Senior Vice President Finance and
                                                 Chief Financial Officer
                                                (Principal Financial and
                                                   Accounting Officer)


May 15, 2000

                                 EXHIBIT INDEX



Exhibit #     Description
---------     -----------
  27.1        Financial Data Schedule