Form 10-Q
period 2000-06-30
S3 INC
filed 2000-08-14
CIK 850519

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarter ended June 30, 2000 or

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
        (State or other jurisdiction of              (I.R.S. Employer
         incorporation or organization)             Identification No.)

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

                              Yes [X]   No [ ]

The number of shares of the Registrant's Common Stock, $.0001 par value, outstanding at July 24, 2000 was 92,004,387.

                                 S3 INCORPORATED
                                    FORM 10-Q

                                      INDEX

                                                                                                    PAGE
                                                                                                    ----
PART I.    CONDENSED CONSOLIDATED FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements:

           Condensed Consolidated Balance Sheets June 30, 2000 and December 31, 1999                  3

           Condensed Consolidated Statements of Operations three months ended
           June 30, 2000 and 1999                                                                     4

           Condensed Consolidated Statements of Cash Flows three months ended
           June 30, 2000 and 1999                                                                     5

           Notes to Unaudited Condensed Consolidated Financial Statements                             6

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of                13
           Operations

Item 3.    Quantitative and Qualitative Disclosures About Market Risk                                31

PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings                                                                         31

Item 2.    Changes in Securities                                                               Not Applicable

Item 3.    Defaults Upon Senior Securities                                                     Not Applicable

Item 4.    Submission of Matters to a Vote of Security Holders                                       33

Item 5.    Other Information                                                                   Not Applicable

Item 6.    Exhibits and Reports on Form 8-K                                                          33

Signatures                                                                                           34

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

                                 S3 INCORPORATED
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 (In thousands, except share and per share data)

                                                  JUNE 30,       DECEMBER 31,
                                                   2000              1999
                                                -----------      ------------
                                                (UNAUDITED)
                                     ASSETS
Current assets:
   Cash and cash equivalents                    $    24,288       $  45,825
   Investment - UMC                                 490,602              --
   Other short-term investments                      26,150          58,918
   Accounts receivable, (net of allowances
    of $7,860 in 2000 and $19,298 in 1999)           75,218          78,312
   Inventories, net                                 138,396          97,161
   Deferred income taxes                                 --          15,486
   Prepaid expenses and other                        25,305          28,951
                                                -----------       ---------
               Total current assets                 779,959         324,653

Property and equipment, net                          31,776          34,404
Investment - UMC                                    406,363              --
Other investments                                    24,246          92,763
Deferred taxes                                           --          56,458
Goodwill and intangible assets                      183,865         199,139
Other assets                                         14,185          15,230
                                                -----------       ---------
               Total                            $ 1,440,394       $ 722,647
                                                ===========       =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                             $    82,928       $ 117,539
   Notes payable                                     14,074          51,261
   Accrued liabilities                               42,149          45,751
   Deferred taxes                                   120,585              --
   Deferred revenue                                  10,771           9,953
                                                -----------       ---------
               Total current liabilities            270,507         224,504

Long-term deferred taxes                            106,796              --
Other liabilities                                    11,567          12,010
Convertible subordinated debentures                 103,500         103,500
                                                -----------       ---------
               Total liabilities                    492,370         340,014

Stockholders' equity:
   Common stock, $.0001 par value;
    175,000,000 shares authorized;
    91,944,350 and 78,139,745 shares
    outstanding in 2000 and 1999                    592,207         434,338
   Accumulated other comprehensive loss             (56,025)         (7,563)
   Retained Earnings (Accumulated deficit)          411,842         (44,142)
                                                -----------       ---------
               Total stockholders' equity           948,024         382,633
                                                -----------       ---------
               Total                            $ 1,440,394       $ 722,647
                                                ===========       =========

See accompanying notes to the unaudited condensed consolidated financial statements.

                                 S3 INCORPORATED
                            STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                                THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                      JUNE 30,                       JUNE 30,
                                                             ------------------------       -------------------------
                                                                2000           1999            2000            1999
                                                             ---------       --------       ---------       ---------
Net sales                                                    $ 135,820       $ 57,253       $ 297,539       $ 101,553

Cost of sales                                                  130,816         40,716         279,131          74,749
                                                             ---------       --------       ---------       ---------
Gross margin                                                     5,004         16,537          18,408          26,804

Operating expenses:
    Research and development                                    21,274         17,450          42,031          35,487
    Selling, marketing and administrative                       27,462          8,543          57,074          16,331
    Amortization of goodwill and  intangibles                   11,083             --          21,559              --
                                                             ---------       --------       ---------       ---------
               Total operating expenses                         59,819         25,993         120,664          51,818
                                                             ---------       --------       ---------       ---------
Loss from operations                                           (54,815)        (9,456)       (102,256)        (25,014)
Gain on sale of manufacturing joint venture                      7,266          7,207          14,738           7,207
Gain on UMC investment                                              --             --         880,166              --
Gain on other investment                                         2,678             --           5,917              --
Other income (expense), net                                        849            283             672             440
                                                             ---------       --------       ---------       ---------
Income (loss) before income taxes and equity
     in income of manufacturing joint venture
     and minority interest in RioPort.com, Inc.                (44,022)        (1,966)        799,237         (17,367)
 Income taxes expense (benefit)                                (13,788)            --         336,871              --
                                                             ---------       --------       ---------       ---------
Income (loss) before equity in income
     of manufacturing joint venture and minority
     interest in RioPort.com, Inc.                             (30,234)        (1,966)        462,366         (17,367)
Equity in income from manufacturing joint venture                   --          3,066              --           4,588
Minority interest in RioPort.com, Inc.                          (6,024)            --          (6,381)             --
                                                             ---------       --------       ---------       ---------
Net income (loss)                                            $ (36,258)      $  1,100       $ 455,985       $ (12,779)
                                                             =========       ========       =========       =========
Per share amounts:
    Basic                                                    $   (0.40)      $  (0.02)      $    5.19       $   (0.24)
    Diluted                                                  $   (0.40)      $  (0.02)      $    4.55       $   (0.24)

Shares used in computing per share amounts:
    Basic                                                       91,402         53,164          87,837          52,510
    Diluted                                                     91,402         57,588         100,574          52,510


See accompanying notes to the unaudited condensed consolidated financial statements.

                                 S3 INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                            SIX MONTHS ENDED
                                                                 JUNE 30,
                                                        ------------------------
                                                           2000           1999
                                                        ---------       --------
Operating activities:
  Net income (loss)                                     $ 455,985       $(12,779)
  Adjustments to reconcile net income (loss) to net
    cash provided by (used for) operating activities:
    Deferred income taxes                                 303,496             81
    Depreciation                                           10,905          9,067
    Amortization                                           21,740             --
    Gain on sale of manufacturing joint venture           (14,738)        (7,207)
    Gain on UMC investment                               (880,166)            --
    Gain on other investments                              (5,917)            --
    Equity in income of joint venture                          --         (4,588)
    Other investments                                       6,381             --
  Changes in assets and liabilities:
            Accounts receivable                             3,094        (11,981)
            Inventories                                   (41,236)        (6,057)
            Prepaid expenses and other                       (526)        24,669
            Accounts payable                              (34,611)        24,154
            Accrued liabilities and other                  (9,883)        (1,000)
            liabilities
            Deferred revenue                                  818         (1,202)
                                                        ---------       --------
  Net cash provided by (used for) operating activities   (184,658)        13,157
                                                        ---------       --------
Investing activities:
  Property and equipment purchases, net                    (7,384)        (2,736)
  Sale (purchase) of short-term investments, net           64,472         (6,725)
  Sale of manufacturing joint venture                      14,738          7,207
  Gain on other investments                                 5,917             --
  Investment in technologies                              (36,098)            --
  Issuance of notes receivable                                 --        (10,000)
  Other assets                                                802         (1,394)
                                                        ---------       --------
  Net cash used for investing activities                   42,447        (13,648)
                                                        ---------       --------
Financing activities:
  Sale of common stock, net                               157,869          5,107
  Sale of warrant                                              --            990
  Repayments of notes payable                             (37,187)            --
                                                        ---------       --------
  Net cash provided by financing activities               120,682          6,097
                                                        ---------       --------
Effect of exchange rate changes                                (8)            --
                                                        ---------       --------
Net increase (decrease) in cash and equivalents           (21,537)         5,606
Cash and cash equivalents at beginning of period           45,825         31,022
                                                        ---------       --------
Cash and cash equivalents at end of period              $  24,288       $ 36,628
                                                        =========       ========


See accompanying notes to the unaudited condensed consolidated financial statements.

                                 S3 INCORPORATED
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.      Basis of Presentation

        The condensed consolidated financial statements have been prepared by S3 Incorporated, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and include the accounts of S3 Incorporated and its wholly-owned subsidiaries ("S3" or collectively the "Company"). All significant inter-company balances and transactions have been eliminated. Investments in entities in which the Company does not have control, but has the ability to exercise significant influence over operating and financial policies, are accounted for by the equity method. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such principles and the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, the financial statements reflect all adjustments, consisting only of normal recurring adjustments with the exception of the in-process research and development charge discussed in
Note 2, necessary for a fair presentation of the financial position at June 30, 2000 and December 31, 1999, and the operating results and cash flows for the six months ended June 30, 2000 and 1999. These financial statements and notes should be read in conjunction with the Company's audited financial statements and notes thereto for the year ended December 31, 1999, included in the Company's Form 10-K filed with the Securities and Exchange Commission.

        The results of operations for the six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the future quarters or the year ending December 31, 2000. Certain reclassifications of 1999 amounts were made in order to conform to the 2000 presentation.

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

        Pursuant to the merger agreement between S3 and Diamond, each share of Diamond common stock was converted into the right to receive 0.52 shares of the Company's common stock. No fractional shares were issued. Stockholders otherwise entitled to a fractional share received cash. In addition, each option and right to acquire Diamond common stock granted under Diamond's stock-based incentive plans was converted into an option to purchase Company common stock. Approximately 18.7 million common shares of S3 stock were issued to Diamond stockholders and approximately 1.3 million options were assumed.

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

        The intangible assets and goodwill acquired have estimated useful lives and estimated first year amortization, as follows (dollars in thousands:

                                                               CALCULATED
                                                 ESTIMATED     FIRST YEAR
                                    AMOUNT      USEFUL LIFE   AMORTIZATION
                                   --------     -----------   ------------
Purchased existing technology      $  6,800      2-5 years      $ 2,708
Tradenames                           11,400      7 years          1,629
Workforce-in-place                    5,500      4 years          1,375
Diamond distribution channel         12,500      5 years          2,500
relationships
Goodwill                            174,563      5 years         34,913

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

3.      Inventories

        Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market. Inventories consisted of:

                     JUNE 30,   DECEMBER 31,
                       2000         1999
                     --------   ------------
                         (IN THOUSANDS)
Raw materials        $ 86,810      $40,132
Work in process         1,559       10,418
Finished goods         50,027       46,611
                     --------      -------
   Total             $138,396      $97,161
                     ========      =======

4.      Investments

Investment in USC

        In June of 1999, the Company announced that it would receive $42.0 million for a patent license and release associated with the sale of 80 million shares its stock of United Semiconductor Corporation ("USC") in January 1998. Payments will be received over five fiscal quarters beginning in the quarter ended June 30, 1999. Under the terms of the agreement, S3 will license to United Microelectronics Corporation ("UMC") 29 patents covering multimedia products and integrated circuit manufacturing technology for use in products manufactured by UMC.

        In June 1999, UMC announced a foundry consolidation plans whereby USC, United Integrated Circuits Corporation, United Silicon Incorporated and UTEK Semiconductor Corporation would be merged into UMC. Under the terms of the consolidation play, each of the Company's shares in the USC joint venture would be exchanged for one share of UMC. On January 4, 2000, the Company's 252 million shares of USC were exchanged for 252 million UMC shares of stock. The Company recorded a gain on the transfer of the shares of $880.2 million to recognize the difference in the carrying value of its investment in USC and the fair market value of the UMC shares on the date of the transfer. Approximately half of the shares received are subject to sale restrictions and are carried at market value as of January 4, 2000 as long-term assets in the accompanying balance sheet at June 30, 2000. As the remaining shares are publicly traded, the investment is adjusted to fair market value in accordance with SFAS 115 and classified as short-term investments.

        The Company received a 20% stock dividend, or approximately 50.4 million shares of UMC, in a transaction which was approved by the UMC's shareholders at its Annual Shareholders Meeting on April 7, 2000. With the stock dividend, the Company's investment holdings in UMC has increased to approximately 302 millions shares. At June 30, 2000, approximately 176 million shares are classified as a current asset with approximately 126 millions shares as a long-term asset.

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

Investment in OneStep, LLC and RioPort.com, Inc.

        In July 1999, the Company acquired OneStep, LLC, a software development company that supplies the Rio Audio Manager to RioPort.com, Inc., ("RioPort") for $10.9 million in cash. The Rio Audio Manager is designed to allow audio enthusiasts to easily acquire, create, organize and playback music or spoken audio programming in one simple application.

        In October 1999, S3 caused RioPort, which was a wholly owned subsidiary, to sell shares of its preferred stock to third party investors. RioPort is developing an integrated platform for acquiring, managing and experiencing music and spoken audio programming from the Internet. As a result, the Company retains a minority investment in RioPort and accounts for its investment using the equity method of accounting. In addition, in November 1999, the Company received $10.9 million for the sale of OneStep, LLC to RioPort.com, Inc.

        In June 2000, RioPort sold additional preferred stock to third party investors. As part of this financing, the Company invested an additional $10.7 million in RioPort, maintaining its percentage ownership of RioPort.

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

5.      Notes Payable

        In 1995 the Company expanded and formalized its relationship with Taiwan Semiconductor Manufacturing Company ("TSMC") to provide additional capacity over the 1996 to 2000 timeframe. The agreement with TSMC requires the Company to make certain annual advance payments to be applied against the following year's capacity. The Company has signed promissory notes to secure these payments over the term of the agreement. The notes bear interest at 10% per annum commencing on the individual note's maturity dates if such notes are not paid. At June 30, 2000, the remaining advance payments totaled $14.3 million and the corresponding promissory notes totaled $9.6 million. During the second quarter of 1999, the Company and TSMC agreed to extend the term of the agreement two years to 2002. The corresponding notes payable were extended with the final payment due in 2001.

        At June 30, 2000, the Company had a $50.0 million domestic bank facility permitting borrowings at the prime rate. This bank facility expires in January 2001. The covenants covering this debt agreement pertain to minimum levels of collateral coverage and tangible net worth, quarterly profitability and minimum levels of liquidity. As of June 30, 2000, the Company is in compliance with all loan covenants. Additionally, the Company has credit facilities under foreign lines of credit. The Company has a foreign line of credit of 10 million DeutscheMarks (approximately $4.8 million at June 30, 2000). The Company also has a foreign line of credit of 400,000 British Pounds (approximately $608,000 at June 30, 2000). There were no borrowings under these facilities at June 30, 2000.

        As of June 30, 2000, the Company's future payments on debt related to notes payable, lines of credit and capital lease obligations are due in 2000, therefore all amounts have been classified as current.

6.      Earnings (Loss) Per Share

        Basic earnings (loss) per share ("EPS") is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that would occur from any instrument or options which could result in additional common shares being issued.

        When computing earnings (loss) per share, the Company includes only potential common shares that are dilutive. Exercise of options and conversion of convertible debt in the three months ended June 30, 2000 and six months ended June 30, 1999 are not assumed because the result would have been anti-dilutive.

        The following table sets forth the computation of basic and diluted earnings (loss) per share:

                                            THREE MONTHS ENDED            SIX MONTHS ENDED
                                          ----------------------      ------------------------
                                          JUNE 30,      JUNE 30,      JUNE 30,        JUNE 30,
                                            2000          1999          2000            1999
                                          --------      --------      --------        --------
                                                (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NUMERATOR
   Net income (loss)
      Basic                               $(36,258)      $ 1,100      $ 455,985       $(12,779)
      Interest expense on                       --            --          1,932             --
        subordinated debt
                                          --------       -------      ---------       --------
      Diluted                             $(36,258)      $ 1,100      $ 454,053       $(12,779)
                                          ========       =======      =========       ========

DENOMINATOR
    Denominator for basic earnings          91,402        53,164         91,402         52,510
      (loss) per share
    Common stock equivalents                    --         4,424          6,496             --
    Subordinated debt                           --            --          5,385             --
                                          --------       -------      ---------       --------
    Denominator for diluted earnings        91,402        57,588         52,510         52,510
      (loss) per share
                                          ========       =======      =========       ========
Basic earnings (loss) per share           $  (0.40)      $  0.02      $   (5.19)      $  (0.24)
Diluted earnings (loss) per share         $  (0.40)      $  0.02      $   (4.55)      $  (0.24)

7.      Comprehensive Income (Loss)

        The Company's available-for-sale securities and foreign currency translation adjustments are included in other comprehensive income (loss).

        The following are the components of accumulated other comprehensive loss, net of tax:

                                              JUNE 30,    DECEMBER 31,
                                               2000           1999
                                             --------     ------------
                                                  (IN THOUSANDS)
Unrealized gain (loss) on investments        $(47,651)      $   803
Foreign currency translation                   (8,374)       (8,366)
adjustments                                  --------       -------
Accumulated other comprehensive loss         $(56,025)      $(7,563)
                                             ========       =======


   The following schedule of other comprehensive loss shows the gross current-period gain (loss) and the reclassification adjustment:

                                                           THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                JUNE 30,                    JUNE 30,
                                                       -----------------------      -----------------------
                                                         2000           1999         2000            1999
                                                       ---------      --------      -------        --------
                                                                          (IN THOUSANDS)
Unrealized gain on investments:
  Unrealized loss)on available-for-sale securities     $(47,496)      $  (929)      $(46,458)      $  (550)
  Less: reclassification adjustment for (gain)
     loss realized in net income                             (2)           21         (1,996)           67
                                                       --------       -------       --------       -------
Net unrealized loss on investments                      (47,498)         (908)       (48,454)         (483)
Foreign currency translation adjustments                      1         1,126             (8)       (1,578)
                                                       --------       -------       --------       -------
Other comprehensive income (loss)                      $(47,497)      $   218       $(48,462)      $(2,061)
                                                       ========       =======       ========       =======

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

        On August 4, 1999, two alleged stockholders of Diamond filed a lawsuit, captioned Strum v. Schroeder, et al., in the Superior Court of the State of California for the County of Santa Clara. Plaintiffs, on behalf of themselves and a class of all former Diamond stockholders similarly situated whom they purportedly represent, challenging the terms of the Company's merger with Diamond. The complaint named Diamond, the former directors of Diamond and the Company as defendants. The complaint alleged generally that Diamond's directors breached their fiduciary duties to stockholders of Diamond and sought rescission and the recovery of unspecified damages, fees and expenses. The case was dismissed on May 25, 2000, with prejudice as to the named plaintiffs and without prejudice as to the alleged class.

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

9.      Proposed Joint Venture

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

        The closing of the transactions contemplated by the Agreement is conditioned upon certain closing conditions, including the expiration or early termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvement Act and the approval of the government of the government of Taiwan. In addition, the closing is conditioned upon the issuance by the Company to VIA or an affiliate thereof of 3,000,000 shares of the Company's common stock at a price per share of $17.875, and the election of a designee of VIA to the Board of Directors of the Company. On July 1, 2000, the Investment Commission of Ministry of Economic Affairs of the Taiwan Government informed VIA that it would not approve the transaction as proposed, but that VIA could reapply for approval. The Company and VIA are discussing additional efforts to obtain the approval of the Taiwan Government, including a possible restructuring of the proposed transaction's terms.

10.     Subsequent Events

        In July 2000, the Company terminated the "take and pay" contract with Taiwan Semiconductor Manufacturing Company ("TSMC") and a foundry relationship with United Microelectronics Corporation ("UMC"). The Company's agreement with TSMC provided capacity through 2002 and requires us to make annual advance payments to purchase specified capacity to be applied against the following year's capacity or to forfeit advance payments against those amounts. The Company received a refund of approximately $4.8 million and cancelled the notes payable.

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

        In October 1999, S3 announced that it caused RioPort.com Inc., which was a wholly owned subsidiary, to sell shares of its preferred stock to third party venture capital and strategic investors. RioPort.com, Inc. is developing an integrated platform for acquiring, managing and experiencing music and spoken audio programming from the Internet. As a result of the preferred stock financing, the Company retained a minority investment in RioPort.com, Inc. and accounts for its investment using the equity method of accounting. In addition, in November 1999, the Company received $10.9 million for the sale of OneStep, LLC to RioPort.com, Inc. In June 2000, RioPort sold additional preferred stock to third party investors. As part of this financing, the Company invested an additional $10.7 million in RioPort, maintaining its percentage ownership of RioPort.

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

RESULTS OF OPERATIONS

        The following table sets forth certain financial data for the periods indicated as a percentage of net sales:

                                                     THREE MONTHS ENDED           SIX MONTHS ENDED
                                                          JUNE 30,                     JUNE 30,
                                                    --------------------        --------------------
                                                     2000          1999          2000          1999
                                                    ------        ------        ------        ------
Net sales                                            100.0%        100.0%        100.0%        100.0%
Cost of sales                                         96.3          71.1          93.8          73.6
                                                    ------        ------        ------        ------

Gross margin                                                             3.7          28.9           6.2          26.4
Operating expenses:
   Research and development                                             15.7          30.5          14.1          34.9
   Selling, marketing and administrative                                20.2          14.9          19.2          16.1
   Amortization of goodwill and intangibles                              8.2            --           7.2            --
                                                                      ------        ------        ------        ------
           Total operating expenses                                     44.0          45.4          40.6          51.0
                                                                      ------        ------        ------        ------
Loss from operations                                                   (40.4)        (16.5)        (34.4)        (24.6)
Gain on sale of manufacturing joint venture                              5.3          12.6           5.0           7.1
Gain on UMC investment                                                    --            --         295.8            --
Gain on VIA investment                                                   2.0            --           2.0            --
Other income (expense), net                                              0.6           0.5           0.2           0.4
                                                                      ------        ------        ------        ------
Income (loss) before income taxes and equity
      in income of manufacturing joint venture
      and minority interest in RioPort.com, Inc.                       (32.4)         (3.4)        268.6         (17.1)
Provision for income taxes                                             (10.2)           --         113.2            --
                                                                      ------        ------        ------        ------
Income (loss) before equity in income of manufacturing
       joint venture and minority interest in RioPort.com, Inc.        (22.3)         (3.4)        155.4         (17.1)
Equity in income from manufacturing joint venture                         --           5.4            --           4.5

Minority interest in RioPort.com, Inc.                                  (4.4)           --          (2.1)           --
                                                                      ------        ------        ------        ------
Net income (loss)                                                      (26.7)%         1.9%        153.3%        (12.6)%
                                                                      ======        ======        ======        ======

NET SALES

        The Company's net sales year to date have been generated from the sale of its graphics and multimedia accelerators, connectivity products for the home and products for acquiring, managing and experiencing music and spoken audio programming from the Internet. The Company's products are used in, and its business is dependent upon, the personal computer industry and growth of the Internet with sales primarily in the U.S., Asia and Europe. Net sales were $135.8 million for the three months ended June 30, 2000, a 137.0% increase from the $57.3 million of net sales for the three months ended June 30, 1999. Net sales were $297.5 million for the six months ended June 30, 2000, a 192.8% increase from the $101.6 million of net sales for the six months ended June 30, 1999. Sales increased from 1999 to 2000 because of the acquisition of Diamond and the inclusion of the revenue of Diamond products in the Company's financial results of operations in the three months ended June 30, 2000 and six months ended June 30, 2000. Net sales for the three months ended June 30, 2000 and six months ended June 30, 2000 consisted primarily of the Company's graphics chips, Diamond brand graphics add-in cards, modem and communication products and Rio digital audio players while net sales for the three months ended June 30, 1999 and six months ended June 30, 1999 consisted primarily of the Company's graphics chips. The net sales for the three months and six months ended June 30, 2000 for the Company's graphics chips, excluding graphics chips integrated in the Company's Diamond brand graphics add-in cards, were $21.4 million and $58.8 million respectively.

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

        International sales accounted for 54% and 82% of net sales for the three months ended June 30, 2000 and 1999, respectively. International sales accounted for 54% and 90% of net sales for the six months ended June 30, 2000 and 1999, respectively. Approximately 29% and 50% of international sales for the three months ended June 30, 2000 and 1999, respectively, were to affiliates of United States customers. Approximately 27% and 47% of international sales for the six months ended June 30, 2000 and 1999, respectively, were to affiliates of United States customers. The shift in international and domestic sales distribution in 2000 was primarily the result of the inclusion of the acquired multimedia and communications products from the Diamond acquisition. The Company expects that international sales will continue to represent a significant portion of net sales, although there can be no assurance that international sales as a percentage of net sales will remain at current levels. All sales transactions were denominated in U.S. dollars.

        Two customers accounted for 23% and 14% of net sales, respectively, for the three months ended June 30, 2000. Two customers and two distributors accounted for 17%, 10%, 17% and 10% of net sales, respectively, for the three months ended June 30, 1999. Two customers accounted for 18% and 10% of net sales, respectively, for the six months ended June 30, 2000. One customer and two distributors accounted for 25%, 21% and 12% of net sales, respectively, for the six months ended June 30, 1999. The Company expects a significant portion of its future sales to remain concentrated within a limited number of strategic customers. There can be no assurance that the Company will be able to retain its strategic customers or that such customers will not otherwise cancel or reschedule orders, or in the event of canceled orders, that such orders will be replaced by other sales. In addition, sales to any particular customer may fluctuate significantly from quarter to quarter. The occurrence of any such events or the loss of a strategic customer could have a material adverse effect on the Company's operating results.

GROSS MARGIN

        Gross margin percentage decreased to 3.7% for the three months ended June 30, 2000 from 28.9% for the three months ended June 30, 1999. Gross margin percentage decreased to 6.2% for the six months ended June 30, 2000 from 26.4% for the six months ended June 30, 1999. The decrease was primarily the result of inclusion of manufacturing costs for the Diamond products. Another factor resulting in the decreased gross margin is the highly competitive pricing pressures in the market for mainstream and entertainment graphics accelerators. This was partially offset by improving margins on the Company's desktop chips and communications products.

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

RESEARCH AND DEVELOPMENT EXPENSES

        The Company has made and intends to continue to make significant investments in research and development to remain competitive by developing new and enhanced products. Research and development expenses were $21.3 million for the three months ended June 30, 2000, an increase of $3.8 million from $17.5 million for the three months ended June 30, 1999. Research and development expenses were $42.0 million for the six months ended June 30, 2000, an increase of $6.5 million from $35.5 million for the six months ended June 30, 1999. This increase was due primarily to inclusion of headcount and related expenses associated with the Diamond acquisition savings partially offset by an increased focus on core technology and products. Concentration of research and development efforts resulted in lower overhead, headcount and related costs. Write-offs of idle and excess capital equipment resulted in lower depreciation and maintenance charges.

SELLING, MARKETING AND ADMINISTRATIVE EXPENSES

        Selling, marketing and administrative expenses consist primarily of salaries, related benefits and fees for professional services, such as legal and accounting services. Selling, marketing and administrative expenses were $27.5 million for the three months ended June 30, 2000, an increase of $19.0 million from $8.5 million for the three months ended June 30, 1999. Selling, marketing and administrative expenses were $57.1 million for the six months ended June 30, 2000, an increase of $40.8 million from $16.3 million for the six months ended June 30, 1999. Selling, marketing and administrative expenses increased from the prior year due primarily to the integration and combination of selling, marketing and administrative headcount and related expenses due to the acquisition of Diamond. As a percentage of revenue, selling, marketing and administrative expenses increased from 16.1% in 1999 to 19.2% in 2000.

GAIN ON SALE OF MANUFACTURING JOINT VENTURE

        On December 31, 1997, the Company entered into an agreement to sell to United Microelectronics Corporation ("UMC") 80 million shares of stock of United Semiconductor Corporation ("USC") for a purchase price of 2.4 billion New Taiwan dollars. The Company received the purchase price (approximately $68.0 million in cash) in January 1998 upon closing. The gain on the sale of stock of USC was $26.6 million.

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

OTHER INCOME (EXPENSE), NET

        Other income was $0.8 million for the three months ended June 30, 2000, a increase of $0.6 million from other income of $0.3 million for the three months ended June 30, 1999. Other income was $0.7 million for the six months ended June 30, 2000, a increase of $0.2 million from other income of $0.4 million for the six months ended June 30, 1999. The increase was due primarily to a decrease in interest expense associated with repayment of a line of credit assumed in the merger with Diamond, partially offset by foreign currency translation gains.

INCOME TAXES

        The Company's effective tax rates for the three months and six months ended June 30, 2000 and 1999 are 41.6% and 0%, respectively. The effective tax rate for 2000 reflects expected tax payment on the adjusted taxable income at the federal, state and international statutory rates. The effective tax rate for 1999 reflects net operating losses with no realized tax benefit.

LIQUIDITY AND CAPITAL RESOURCES

        Cash used for operating activities for the six months ended June 30, 2000 was $184.7 million, as compared to $13.2 million cash provided by operating activities for the six months ended June 30, 1999. The Company's net income of $456.0 million for the six months ended June 30, 2000 was partially offset by depreciation and amortization expenses. Cash used for operations for the six months ended June 30, 2000 was unfavorably impacted by increases in inventories and decreases in accounts receivable, accounts payable and accrued liabilities and other liabilities. In addition, cash used for operations for the six months ended June 30, 2000 was favorably impacted by depreciation, amortization and decreases in deferred revenue, prepaid expenses and other. The Company received an income tax refund. The Company's net loss for the three months ended June 30, 1999 was offset by depreciation, decreases in accounts receivable, inventories and prepaid expenses and other and increases in accounts payable, accrued liabilities and other liabilities and deferred revenue.

        Investing activities provided cash of $42.4 million for the six months ended June 30, 2000 and consisted primarily of purchases of short-term investments, net, investments in KB Gear Interactive, Inc., RioPort and other technology investments and purchases of property and equipment, partially offset by cash received from sale of UMC related to the sale of USC shares, and the increases in other assets. Investing activities used cash of $13.6 million for the six months ended June 30, 1999 and consisted primarily of issuance's of notes receivable to Diamond Multimedia Systems, Inc., cash received from UMC related to the sale of shares, purchases of property and equipment, net and the purchase of short term investments, net, offset by cash received from the sale of USC shares.

        Financing activities provided cash of $120.7 million and $6.1 million for the six months ended June 30, 2000 and 1999, respectively. Sales of common stock, including $145.5 million received from the sale of stock to VIA, was the financing activity generating cash during the six months ended June 30, 2000 which was offset partially by repayments of notes payable. Sales of common stock and the sale of a warrant to Intel were the financing activities that provided cash for the six months ended June 30, 1999.

        Working capital at June 30, 2000 and December 31, 1999 was $509.5 million and $100.1 million, respectively. At June 30, 2000, the Company's principal sources of liquidity included cash and equivalents of $24.3 million and $26.2 million in short-term investments. In addition, the company held shares of UMC valued at $490.6 million at June 30, 2000 based upon then existing New Taiwan dollar to U.S. dollar exchange rates and UMC's market prices on the Taiwan Stock Exchange. The Company's principle sources of liquidity at December 31, 1999 included cash and equivalents of $45.8 million and $58.9 million of short-term investments. As of June 30, 2000, the Company had short-term lines of credit and bank credit facilities totaling $55.5 million, of which approximately $18.0 million was unused and available. At December 31, 1999, the Company was in default with its loan covenants regarding liquidity. The Company obtained a waiver for this violation. The Company believes that its available funds will satisfy the Company's projected working capital and capital expenditure requirements for at least the next 12 months, other than expenditures for future potential manufacturing agreements.

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

        In February 2000, VIA purchased from the Company 10,775,000 shares of the Company's Common Stock for an aggregate purchase price of $145,462,500 pursuant to the terms of an agreement entered into December 1999.

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

        The closing of the transactions contemplated by the Agreement is conditioned upon certain closing conditions, including the expiration or early termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvement Act and the approval of the government of Taiwan. In addition, the closing is conditioned upon the issuance by the Company to VIA or an affiliate thereof of 3,000,000 shares of the Company's common stock at a price per share of $17.875, and the election of a designee of VIA to the Board of Directors of the Company. On July 1, 2000, the Investment Commission of Ministry of Economic Affairs of the Taiwan Government informed VIA that it would not approve the transaction as proposed, but that VIA could reapply for approval. The Company and VIA are discussing additional efforts to obtain the approval of the Taiwan Government, including a possible restructuring of the terms of the proposed transaction.

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

        The formation of the VIA joint venture is subject to customary closing conditions, including the receipt of antitrust and other regulatory approvals, including the approval of the government of Taiwan. We cannot assure you that these conditions will be satisfied. We may be required to pay substantial sums to VIA if other conditions in the joint venture agreement are not satisfied. If we are unable to complete the formation of the joint venture, our graphics chip business could be severely harmed because, among other things, we would have to bear the expenses of that business while we have refocused our sales and marketing resources elsewhere. Also, we have retained our obligations under our agreements with our semiconductor foundries, and we may be required to purchase specified quantities of wafers or semiconductors, which could result in excess inventory of those products and corresponding writeoffs.

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

        We operate in the personal computer, graphics/video chip, Internet appliance, and home networking markets. These markets are constantly and rapidly changing and have in the past, and may in the future, experience significant downturns. These downturns are characterized by lower product demand and accelerated product price reductions. In the event of a downturn, we would likely experience significantly reduced demand for our products. Although are changing our focus to concentrate on our Internet-related businesses, substantially all of our revenues are currently derived from products sold for use in or with personal computers. In the near term, we expect to continue to derive almost all of our revenues from the sale of products for use in or with personal computers. Changes in demand in the personal computer and graphics/video chip markets could be large and sudden. Since graphics board and personal computer manufacturers often build inventories during periods of anticipated growth, they may be left with excess inventories if growth slows or if they have incorrectly forecasted product transitions. In such cases, the manufacturers may abruptly stop purchasing additional inventory from suppliers like us until the excess inventory has been used. This suspension of purchases or any reduction in demand for personal computers generally, or for particular products that incorporate our products, would negatively impact our revenues and financial results. We may experience substantial period-to-period fluctuations in results of operations due to these general semiconductor industry conditions.

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

        Our products have short product life cycles. For example, the life cycles of Diamond's graphics boards typically range from six to twelve months and the life cycles of our graphic chips typically range from twelve to eighteen months. If we fail to introduce new products successfully within a given time frame, our competitors could gain market share, which could cause us to lose revenue. Further, continued failure to introduce competitive new products on time could also damage our brand name, reputation and relationships with our customers and cause longer-term harm to our financial condition. Our major OEM customers typically introduce new computer system configurations as often as twice a year. Short product life cycles are the result of frequent transitions in the computer market and in the consumer market in which products rapidly incorporate new features and performance standards on an industry-wide basis. Our graphics products must be able to support the new features and performance levels being required by personal computer manufacturers at the beginning of these transitions. Otherwise, we would likely lose business as well as the opportunity to compete for new design contracts until the next product transition. Failing to develop products with required features and performance levels or a delay as short as a few months in bringing a new product to market could significantly reduce our revenues for a substantial period.

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

        We recently commenced shipments of our Savage2000 product, which is designed to compete in multiple performance segments of the commercial and consumer PC markets and to satisfy multiple-function market needs, such as graphics, video and DVD support. We do not know whether Savage2000 or future products will be able to compete successfully in those segments. If we are not able to introduce and successfully market higher performance products, our gross margin and profitability could be negatively affected.

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

        We currently rely on two independent foundries to manufacture all of our products either in finished form or wafer form. We have a "take or pay" contract with Taiwan Semiconductor Manufacturing Company ("TSMC") and a foundry relationship with United Microelectronics Corporation ("UMC"). Our agreement with TSMC provides capacity through 2002 and requires us to make annual advance payments to purchase specified capacity to be applied against the following year's capacity or to forfeit advance payments against those amounts. For example, in the fourth quarter of 1998, we wrote off approximately $4.0 million of the 1998 prepaid production capacity because it did not fully utilize the capacity related to the advance payment. As of June 30, 1999, our note payable to TSMC was $9.6 million. If we purchase excess inventories of particular products or choose to forfeit advance payments, our operating results could be harmed. In July 2000, the Company terminated the "take and pay" contract, received a refund of approximately $4.8 million and cancelled the notes payable.

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

        We rely on independent subcontractors to manufacture, assemble and/or test certain of our products. We procure our components, assembly and test services and assembled products through purchase orders and we do not have specific volume purchase agreements with each of our subcontractors. Most of our subcontractors could cease supplying the services, products or components at any time with limited or no penalty. If we need to replace a key subcontractor, we could incur significant manufacturing set-up costs and delays. Also, we may be unable to find suitable replacement subcontractors. Our emphasis on maintaining low internal and channel inventory levels may exacerbate the effects of any shortage that may result from the use of sole-source subcontractors during periods of tight supply or rapid order growth. Further, some of our subcontractors are located outside the United States, which may present heightened process control, quality control, political, infrastructure, transportation, tariff, regulatory, legal, import, export, economic or supply chain management risks.

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

        In the past year, and particularly following the merger with Diamond, the Company has experienced a significant expansion in the overall level of its business and the scope of its operations, including manufacturing, research and development, marketing, technical support, customer service, sales and logistics. This expansion in scope has resulted in a need for significant investment in infrastructure, process development and information systems. This requirement includes, without limitation: securing adequate financial resources to successfully integrate and manage the growing businesses and acquired companies; retention of key employees; integration of management information, product data management, control, accounting, telecommunications and networking systems; establishment of a significant worldwide web and e-commerce presence; consolidation of geographically dispersed manufacturing and distribution facilities; coordination of suppliers; rationalization of distribution channels; establishment and documentation of business processes and procedures; and integration of various functions and groups of employees. Each of these requirements poses significant, material challenges.

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

        Two customers accounted for 23% and 14% of net sales, respectively, for the three months ended June 30, 2000. Two customers and two distributors accounted for 17%, 10%, 17% and 10% of net sales, respectively, for the three months ended June 30, 1999. Two customers accounted for 18% and 10% of net sales, respectively, for the six months ended June 30, 2000. One customer and two distributors accounted for 25%, 21% and 12% of net sales, respectively, for the six months ended June 30, 1999. The Company expects a significant portion of its future sales to remain concentrated within a limited number of strategic customers. There can be no assurance that the Company will be able to retain its strategic customers or that such customers will not otherwise cancel or reschedule orders, or in the event of canceled orders, that such orders will be replaced by other sales. In addition, sales to any particular customer may fluctuate significantly from quarter to quarter. The occurrence of any such events or the loss of a strategic customer could have a material adverse effect on the Company's operating results.

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

        International sales accounted for 54% and 82% of net sales for the three months ended June 30, 2000 and 1999, respectively. International sales accounted for 54% and 90% of net sales for the six months ended June 30, 2000 and 1999, respectively. Approximately 29% and 50% of international sales for the three months ended June 30, 2000 and 1999, respectively, were to affiliates of United States customers. Approximately 27% and 47% of international sales for the six months ended June 30, 2000 and 1999, respectively, were to affiliates of United States customers. In addition, a substantial proportion of our products are manufactured, assembled and tested by independent third parties in Asia. As a result, we are subject to the risks of conducting business internationally, including:

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

We have a significant level of debt.

        At June 30, 2000, we had total debt and other long-term liabilities outstanding of $221.7 million. The degree to which we are leveraged could adversely affect our ability to obtain additional financing for working capital or other purposes and could make us more vulnerable to economic downturns and competitive pressures. Our significant leverage could also adversely affect our liquidity, as a substantial portion of available cash from operations may have to be applied to meet debt service requirements. In the event of a cash shortfall, we could be forced to reduce other expenditures to be able to meet such debt service requirements.

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

        Principal (Notional) Amounts Maturing in 2000 in U.S. Dollars:

                                         FAIR VALUE AT
                                         JUNE 30, 2000
                                    ----------------------
                                        (IN THOUSANDS,
                                    EXCEPT INTEREST RATES)
Cash and cash equivalents                  $24,288
Weighted average interest rate                5.01%
Other short-term investments               $26,150
Weighted average interest rate                6.48%
Total portfolio                            $52,438
Weighted average interest rate                5.38%

CONVERTIBLE SUBORDINATED NOTES

        In September 1996, the Company completed a private placement of $103.5 million aggregate principal amount of convertible subordinated notes. The notes mature in 2003. Interest is payable semi-annually at 5 3/4% per annum. The notes are convertible at the option of the note holders into the Company's common stock at an initial conversion price of $19.22 per share, subject to adjustment. Beginning in October 1999, the notes are redeemable at the option of the Company at an initial redemption price of 102% of the principal amount. The fair value of the convertible subordinated notes at June 30, 2000 was approximately $ 117.1 million.

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

        The effect of foreign exchange rate fluctuations on the Company's financial statements for the three months ended June 30, 2000 and 1999 was not material. Since foreign currency exposure increases as intercompany receivables grow, from time to time the Company uses foreign exchange forward contracts as a means for hedging these balances. As of June 30, 2000, the Company held the following forward exchange contracts:

                                         MATURITY DATE   NOTIONAL    FAIR VALUE
                                         -------------   --------    ----------
                                                     (IN THOUSANDS)
 Foreign Currency Forward Exchange
Contracts:
    275,905,000 New Taiwan Dollars        July 5, 2000    $8,466       $(489)

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

        On August 4, 1999, two alleged stockholders of Diamond filed a lawsuit, captioned Strum v. Schroeder, et al., in the Superior Court of the State of California for the County of Santa Clara. Plaintiffs, on behalf of themselves and a class of all former Diamond stockholders similarly situated whom they purportedly represent, challenging the terms of the Company's merger with Diamond. The complaint named Diamond, the former directors of Diamond and the Company as defendants. The complaint alleged generally that Diamond's directors breached their fiduciary duties to stockholders of Diamond and sought rescission and the recovery of unspecified damages, fees and expenses. The case was dismissed on May 25, 2000, with prejudice as to the named plaintiffs and without prejudice as to the alleged class.

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

Item 4. Submission of Matters to a Vote of Security Holders

(a)     The Company's Annual Meeting of Stockholders was held on May 26, 2000.

(b) The matters voted upon at the Annual Meeting of Stockholders and results of the voting with respect to those matters were as follows:

(1)     Election of Five Directors:

                         Votes For      Withheld
                         ----------     --------
Kenneth F. Potashner     69,525,704     678,116
Terry N. Holdt           69,472,794     731,026
Robert P. Lee            69,536,515     665,305
Carmelo J. Santoro       69,537,369     666,451
James T. Schraith        69,535,539     668,281

(2) Amendment to the Company's 1993 Employee Stock Purchase Plan increasing the number of shares available for sale to from 2.8 million to 4.8 million:

Votes For     Against       Abstain
---------     -------       -------
54,319,236    5,525,331     262,546

(3) Confirmation of Ernst & Young LLP as the Company's independent auditors:

Votes For     Against       Abstain
---------     -------       -------
59,848,599    155,030       103,384

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


                                  S3 INCORPORATED
                                  (Registrant)


Date: August 14, 2000                        /s/ WILLIAM F. MCFARLAND
                                  ----------------------------------------------
                                                WILLIAM F. MCFARLAND
                                  Controller and Interim Chief Financial Officer
                                   (Principal Financial and Accounting Officer)

                                 EXHIBIT INDEX

 EXHIBIT
  NUMBER     NOTES   DESCRIPTION OF DOCUMENT
  ------     -----   -----------------------

   27.1 Financial Data Schedule (filed only with the electronic submission of Form 10-Q in accordance with the EDGAR requirements)