Form 10-Q
period 2000-09-30
S3 INC
filed 2000-11-14
CIK 850519

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarter ended September 30, 2000 or

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

                        Yes [X]          No [  ]

The number of shares of the Registrant's Common Stock, $.0001 par value, outstanding at October 19, 2000 was 92,515,920.

                                 S3 INCORPORATED
                                    FORM 10-Q

                                      INDEX

                                                                                                                       PAGE
                                                                                                                       ----
PART I.   CONDENSED CONSOLIDATED FINANCIAL INFORMATION

Item 1.   Condensed Consolidated Financial Statements:

          Condensed Consolidated Balance Sheets at September 30, 2000 and December 31, 1999                              3

          Condensed Consolidated Statements of Operations for the three and nine months ended
          September 30, 2000 and 1999                                                                                    4

          Condensed Consolidated Statements of Cash Flows for the nine months ended
          September 30, 2000 and 1999                                                                                    5

          Notes to Unaudited Condensed Consolidated Financial Statements                                                 6

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations                         13

Item 3.   Quantitative and Qualitative Disclosures About Market Risk                                                    31

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                                                                             32

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

                                 S3 INCORPORATED
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 (In thousands, except share and per share data)

                                                  SEPTEMBER 30,     DECEMBER 31,
                                                      2000              1999
                                                  ------------      ------------
                                                   (UNAUDITED)
                                     ASSETS

Current assets:
   Cash and cash equivalents                       $   27,303        $   45,825
   Investment - UMC                                   340,126                --
   Other short-term investments                        62,807            58,918
   Accounts receivable  (net of allowances
    of $11,723 in 2000 and $19,298 in 1999)            81,194            78,312
   Inventories, net                                    87,062            97,161
   Deferred income taxes                                   --            15,486
   Prepaid expenses and other                          14,159            28,951
                                                   ----------        ----------
               Total current assets                   612,651           324,653

Property and equipment, net                            27,988            34,404
Investment - UMC                                      406,363                --
Other investments                                      32,483            92,763
Deferred taxes                                             --            56,458
Goodwill and intangible assets                        171,195           199,139
Other assets                                           13,130            15,230
                                                   ----------        ----------
               Total                               $1,263,810        $  722,647
                                                   ==========        ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                $   86,155        $  117,539
   Notes payable                                       54,381            51,261
   Accrued liabilities                                 59,669            45,751
   Deferred taxes                                      39,014                --
   Deferred revenue                                     7,882             9,953
                                                   ----------        ----------
               Total current liabilities              247,101           224,504

Long-term deferred taxes                              106,796                --
Other liabilities                                       5,151            12,010
Convertible subordinated debentures                   103,500           103,500
                                                   ----------        ----------
               Total liabilities                      462,548           340,014

Stockholders' equity:
   Common stock, $.0001 par value;
    175,000,000 shares authorized;
    92,367,142 and 78,139,745 shares
    outstanding in 2000 and 1999                      591,120           434,338
   Accumulated other comprehensive loss              (126,052)           (7,563)
   Retained earnings (accumulated deficit)            336,194           (44,142)
                                                   ----------        ----------
               Total stockholders' equity             801,262           382,633
                                                   ----------        ----------
               Total                               $1,263,810        $  722,647
                                                   ==========        ==========

                See accompanying notes to the unaudited condensed
                       consolidated financial statements.

                                 S3 INCORPORATED
                            STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                          THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                              SEPTEMBER 30,                       SEPTEMBER 30,
                                                       ---------------------------         ---------------------------
                                                         2000              1999              2000              1999
                                                       ---------         ---------         ---------         ---------
Net sales                                              $ 139,960         $  70,484         $ 437,499         $ 172,037

Cost of sales                                            160,192            54,796           439,323           129,545
                                                       ---------         ---------         ---------         ---------
Gross margin                                             (20,232)           15,688            (1,824)           42,492

Operating expenses:
    Research and development                              21,677            17,075            63,708            52,562
    Selling, marketing and administrative                 31,028             9,401            88,102            25,732
    Other operating expense                                   --             6,700                --             6,700
    Restructuring expense                                  8,981                --             8,981
    Amortization of goodwill and intangibles              11,795               895            33,354               895
                                                       ---------         ---------         ---------         ---------
               Total operating expenses                   73,481            34,071           194,145            85,889
                                                       ---------         ---------         ---------         ---------
Loss from operations                                     (93,713)          (18,383)         (195,969)          (43,397)

Gain on sale of  manufacturing joint venture                  --             7,466            14,738            14,673
Gain (loss) on UMC investment                             (6,419)               --           873,749                --
Gain on other investment                                      --                --             5,917                --
Other income (expense), net                               (3,211)             (181)           (2,539)              259
                                                       ---------         ---------         ---------         ---------
Income (loss) before income taxes and equity
     in income of manufacturing joint venture
     and minority interest in RioPort.com, Inc.         (103,343)          (11,098)          695,894           (28,465)
Income taxes expense (benefit)                           (30,688)               --           306,183                --
                                                       ---------         ---------         ---------         ---------
Income (loss) before equity in income of
     manufacturing joint venture and minority
     interest in RioPort.com, Inc.                       (72,655)          (11,098)          389,711           (28,465)

Equity in income from manufacturing joint                     --                --                --             4,588
venture
Minority interest in RioPort.com, Inc.                    (2,993)               --            (9,374)               --
                                                       ---------         ---------         ---------         ---------
Net income (loss)                                      $ (75,648)        $ (11,098)        $ 380,337         $ (23,877)
                                                       =========         =========         =========         =========
Per share amounts:
    Basic                                              $   (0.82)        $   (0.20)        $    4.25         $   (0.45)
    Diluted                                            $   (0.82)        $   (0.20)        $    3.79         $   (0.45)

Shares used in computing per share amounts:
    Basic                                                 92,573            55,419            89,416            53,284
    Diluted                                               92,573            55,419           101,179            53,284


                See accompanying notes to the unaudited condensed
                       consolidated financial statements.

                                 S3 INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                   NINE MONTHS ENDED
                                                                      SEPTEMBER 30,
                                                              ---------------------------
                                                                2000              1999
                                                              ---------         ---------
Operating activities:
  Net income (loss)                                           $ 380,337         $ (23,877)
  Adjustments to reconcile net income (loss) to net
    cash provided by (used for) operating activities:
    Deferred income taxes                                       221,926                81
    Depreciation                                                 17,848            13,315
    Amortization                                                 34,410               895
    Write-off of acquired in-process research &                      --             6,700
      development
    Gain on sale of manufacturing joint venture                 (14,738)          (14,673)
    Gain on UMC investment                                     (873,747)               --
    Gain on other investments                                    (5,917)               --
    Equity in income of joint venture                                --            (4,588)
    Other Investments                                             6,381                --
  Changes in assets and liabilities:
            Accounts receivable                                  (2,882)          (16,177)
            Inventories                                          10,098            (7,362)
            Prepaid expenses and other                           10,621            21,647
            Accounts payable                                    (31,384)           20,396
            Accrued liabilities and other liabilities             1,220            12,561
            Deferred revenue                                     (2,071)             (147)
                                                              ---------         ---------
  Net cash provided by (used for) operating activities         (247,898)            8,771
                                                              ---------         ---------
Investing activities:
  Property and equipment purchases, net                          (8,971)           (5,491)
  Sale (purchase) of short-term investments, net                100,592            22,219
  Sale of manufacturing joint venture                            14,738            14,673
  Gain on other investments                                        (502)               --
  Sale of investment in real estate partnership                      --             7,812
  Acquisition of Diamond Multimedia, net of cash                     --           (22,114)
    acquired
  Investment in technologies                                    (49,441)          (10,869)
  Issuance of notes receivable                                       --                --
  Other assets                                                   13,076            (1,378)
                                                              ---------         ---------
  Net cash used for investing activities                         69,492             4,852
                                                              ---------         ---------
Financing activities:
  Sale of common stock, net                                     156,782            36,925
  Sale of warrant                                                    --               990
  Repayments of notes payable                                     3,120            (9,764)
                                                              ---------         ---------
  Net cash provided by financing activities                     159,902            28,151
                                                              ---------         ---------
Effect of exchange rate changes                                     (18)               --
                                                              ---------         ---------
Net increase (decrease) in cash and equivalents                 (18,522)           41,774
Cash and cash equivalents at beginning of period                 45,825            31,022
                                                              ---------         ---------
Cash and cash equivalents at end of period                    $  27,303         $  72,796
                                                              =========         =========


                See accompanying notes to the unaudited condensed
                       consolidated financial statements.

                                 S3 INCORPORATED
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.      Basis of Presentation

        The condensed consolidated financial statements have been prepared by S3 Incorporated, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and include the accounts of S3 Incorporated and its wholly-owned subsidiaries ("S3" or collectively the "Company"). All significant inter-company balances and transactions have been eliminated. Investments in entities in which the Company does not have control, but has the ability to exercise significant influence over operating and financial policies, are accounted for by the equity method. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such principles and the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, the financial statements reflect all adjustments, consisting only of normal recurring adjustments with the exception of the in-process research and development charge discussed in
Note 2, necessary for a fair presentation of the financial position at September 30, 2000 and December 31, 1999, and the operating results and cash flows for the nine months ended September 30, 2000 and 1999. These financial statements and notes should be read in conjunction with the Company's audited financial statements and notes thereto for the year ended December 31, 1999, included in the Company's Form 10-K filed with the Securities and Exchange Commission.

        The results of operations for the nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the future quarters or the year ending December 31, 2000. Certain reclassifications of 1999 amounts were made in order to conform to the 2000 presentation.

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

        The intangible assets and goodwill acquired have estimated useful lives and estimated first year amortization, as follows (dollars in thousands):

                                                                                CALCULATED
                                                             ESTIMATED          FIRST YEAR
                                                AMOUNT      USEFUL LIFE        AMORTIZATION
                                                ------      -----------        ------------
Purchased existing technology                   $6,800       2-5 years             $2,708
Tradenames                                      11,400         7 years              1,629
Workforce-in-place                               5,500         4 years              1,375
Diamond distribution channel                    12,500         5 years              2,500
  relationships
Goodwill                                       174,563         5 years             34,913

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

Purchase of Assets of Number Nine

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

3.      Inventories

        Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market. Inventories consisted of:

                     SEPTEMBER 30,  DECEMBER 31,
                        2000           1999
                     ------------   -----------
                           (IN THOUSANDS)
Raw materials          $37,635        $40,132
Work in process         13,881         10,418
Finished goods          35,546         46,611
                       -------        -------
   Total               $87,062        $97,161
                       =======        =======

4.      Investments

Investment in USC (UMC)

        In June 1999, the Company announced that it would receive $42.0 million for a patent license and release associated with the sale of 80 million shares its stock of United Semiconductor Corporation ("USC") in January 1998. Payments will be received over five fiscal quarters beginning in the quarter ended September 30, 1999. Under the terms of the agreement, S3 will license to United Microelectronics Corporation ("UMC") 29 patents covering multimedia products and integrated circuit manufacturing technology for use in products manufactured by UMC.

        In June 1999, UMC announced a foundry consolidation plan whereby USC, United Integrated Circuits Corporation, United Silicon Incorporated and UTEK Semiconductor Corporation would be merged into UMC. Under the terms of the consolidation plan, each of the Company's shares in the USC joint venture would be exchanged for one share of UMC. On January 4, 2000, the Company's 252 million shares of USC were exchanged for 252 million shares of UMC stock. The Company recorded a gain on the transfer of the shares of $880.2 million to recognize the difference in the carrying value of its investment in USC and the fair market value of the UMC shares on the date of the transfer. Approximately half of the shares received are subject to sale restrictions and are carried at market value as of January 4, 2000 as long-term assets in the accompanying balance sheet at September 30, 2000. As the remaining shares are publicly traded, the investment is adjusted to fair market value in accordance with SFAS 115 and classified as short-term investments.

        The Company received a 20% stock dividend, or approximately 50.4 million shares of UMC stock, in a transaction which was approved by the UMC's shareholders at its Annual Shareholders Meeting on April 7, 2000. With the stock dividend, the Company's investment holdings in UMC have increased to approximately 302 million shares of UMC stock. The Company sold 10 million shares of UMC stock in August 2000 on the Taiwan Stock Exchange receiving net proceeds of $25.1 million. At September 30, 2000, approximately 166 million shares are classified as a current asset with approximately 126 millions shares as a long-term asset.

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

Investment in OneStep, LLC and RioPort.com, Inc.

        In July 1999, Diamond acquired OneStep, LLC, a software development company that supplies the Rio Audio Manager to RioPort.com, Inc. ("RioPort"), for $10.9 million in cash. RioPort is developing an integrated platform for acquiring, managing and experiencing music and spoken audio programming from the Internet. The Rio Audio Manager is designed to allow audio enthusiasts to easily acquire, create, organize and playback music or spoken audio programming in one simple application.

        In October 1999, S3 caused RioPort, which was a wholly owned subsidiary, to sell shares of its preferred stock to third party investors. As a result of the preferred stock sales, the Company retains a minority investment in RioPort and accounts for its investment using the equity method of accounting. In addition, in November 1999, the Company received $10.9 million for the sale of OneStep, LLC to RioPort.

        In June 2000, RioPort sold additional preferred stock to third party investors. As part of this financing, the Company invested an additional $10.7 million in RioPort, maintaining its percentage ownership of RioPort.

Investment in S3-VIA, Inc.

        In November 1999, the Company established a joint venture with VIA Technologies, Inc. ("VIA") to bring high-performance integrated graphics and core logic chip sets to the volume OEM desktop and notebook PC markets. The newly formed S3-VIA, Inc. will have joint funding, exclusive access to both companies' technology and distribution rights for developed products between S3 and VIA. The Company owns 50.1% of the voting common stock of the joint venture. Accordingly, the Company consolidates the accounts of S3-VIA, Inc. in its consolidated financial statements.

5.      Notes Payable

        In 1995 the Company expanded and formalized its relationship with Taiwan Semiconductor Manufacturing Company ("TSMC") to provide additional capacity over the 1996 to 2000 timeframe. The agreement with TSMC requires the Company to make certain annual advance payments to be applied against the following year's capacity. The Company has signed promissory notes to secure these payments over the term of the agreement. The notes bear interest at 10% per annum commencing on the individual note's maturity dates if such notes are not paid. In July 2000, the Company terminated the "take and pay" contract with Taiwan Semiconductor Manufacturing Company ("TSMC") and a foundry relationship with United Microelectronics Corporation ("UMC"). The Company's agreement with TSMC provided capacity through 2002 and requires the Company to make annual advance payments to purchase specified capacity to be applied against the following year's capacity or to forfeit advance payments against those amounts. The Company received a refund of approximately $4.8 million and the notes payable were cancelled.

        At September 30, 2000, the Company had a $50.0 million domestic bank facility permitting borrowings at the prime rate. This bank facility expires in January 2001. The covenants covering this debt agreement pertain to minimum levels of collateral coverage and tangible net worth, quarterly profitability and minimum levels of liquidity. As of September 30, 2000, the Company is in compliance with all loan covenants. Additionally, the Company has credit facilities under foreign lines of credit. The Company has a foreign line of credit of 10 million Deutsche Marks (approximately $4.5 million at September 30,
2000). The Company also has a foreign line of credit of 400,000 British Pounds (approximately $.6 million at September 30, 2000). There were no borrowings under these foreign credit facilities at September 30, 2000.

        As of September 30, 2000, the Company's future payments on debt related to notes payable, lines of credit and capital lease obligations are due in 2000, therefore all amounts have been classified as current.

6.      Earnings (Loss) Per Share

        Basic earnings (loss) per share ("EPS") is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that would occur from any instrument or options, which could result in additional common shares being issued.

        When computing earnings (loss) per share, the Company includes only potential common shares that are dilutive. Exercise of options and conversion of convertible debt in the three months ended September 30, 2000, three months ended September 30, 1999 and nine months ended September 30, 1999 are not assumed because the result would have been anti-dilutive.

        The following table sets forth the computation of basic and diluted earnings (loss) per share:

                                                        THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                           SEPTEMBER 30,                      SEPTEMBER 30,
                                                     -------------------------         ------------------------
                                                       2000             1999             2000            1999
                                                     --------         --------         --------        --------
                                                                (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
NUMERATOR
   Net income (loss)
      Basic                                          $(75,648)        $(11,098)        $380,337        $(23,877)
      Interest expense on subordinated debt                --               --            2,898              --
                                                     --------         --------         --------        --------
      Diluted                                        $(75,648)        $(11,098)        $383,235        $(23,877)
                                                     ========         ========         ========        ========

DENOMINATOR
    Denominator for basic earnings (loss) per          92,573           55,419           89,416          53,284
share
    Common stock equivalents                               --               --            6,378              --
    Subordinated debt                                      --               --            5,385              --
                                                     --------         --------         --------        --------
    Denominator for diluted earnings (loss)            92,573           55,419          101,179          53,284
      per share
                                                     ========         ========         ========        ========
Basic earnings (loss) per share                      $  (0.82)        $   0.20         $   4.25        $  (0.45)

Diluted earnings (loss) per share                    $  (0.82)        $   0.20         $   3.79        $  (0.45)

7.      Comprehensive Income (Loss)

        The Company's available-for-sale securities and foreign currency translation adjustments are included in other comprehensive income (loss).

        The following are the components of accumulated other comprehensive loss, net of tax:

                                            SEPTEMBER 30,     DECEMBER 31,
                                               2000              1999
                                            ------------      -----------
                                                   (IN THOUSANDS)
Unrealized gain (loss) on investments        $(117,668)        $     803
Foreign currency translation                    (8,384)           (8,366)
                                             ---------         ---------
adjustments
Accumulated other comprehensive loss         $(126,052)        $  (7,563)
                                             =========         =========

        The following schedule of other comprehensive loss shows the gross current-period gain (loss) and the reclassification adjustment:

                                                          THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                             SEPTEMBER 30,                       SEPTEMBER 30,
                                                      ---------------------------         ---------------------------
                                                         2000              1999              2000              1999
                                                      ---------         ---------         ---------         ---------
                                                                              (IN THOUSANDS)
Unrealized gain on investments:
  Unrealized (loss)on available-for-sale              $ (71,340)        $     392         $(118,471)        $    (158)
    securities
  Less: reclassification adjustment for (gain)
     loss realized in net income                          1,996               (11)               --                56
                                                      ---------         ---------         ---------         ---------
Net unrealized loss on investments                      (69,944)              381          (118,471)             (102)
Foreign currency translation adjustments                     (9)               26               (18)           (1,552)
                                                      ---------         ---------         ---------         ---------
Other comprehensive income (loss)                     $ (47,497)        $     407         $(118,489)        $  (1,654)
                                                      =========         =========         =========         =========

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

        The Company has been defending several putative class action lawsuits naming Diamond, which were filed in June and July 1996 and June 1997 in the California Superior Court for Santa Clara County and the U.S. District Court for the Northern District of California. Certain former executive officers and directors of Diamond are also named as defendants. The plaintiffs purport to represent a class of all persons who purchased Diamond's Common Stock between October 18, 1995 and June 20, 1996 (the "Class Period"). The complaints allege claims under the federal securities laws and California law. The plaintiffs allege that Diamond and the other defendants made various material misrepresentations and omissions during the Class Period. The complaints do not specify the amount of damages sought. On March 24, 2000, the District Court for the Northern District of California dismissed the federal action without prejudice. The parties have tentatively agreed to settle this matter, subject to final documentation and court approval, for a payment of $15.0 million. The Company funded $4.5 million of the settlement on November 1, 2000. The Company previously accrued this amount in connection with the merger with Diamond. The Company believes that Diamond's insurance covers the remaining $10.5 million of the settlement and Diamond's insurers have paid that amount into the settlement.

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

        C3 Sales, Inc. ("C3") filed suit against S3 on October 6, 1999 in the Harris County (Houston), Texas District Court. The petition sought a judicial declaration that a Sales Representative Agreement entered into between C3 and S3 on May 19, 1999 was a valid contract that governed the relationship between the two parties. On November 8, 1999, S3 answered acknowledging that the May 19, 1999 agreement was a contract between the two parties. C3 failed to respond to informal requests by S3 to dismiss the declaratory relief action on grounds that no justifiable controversy existed between the parties. On December 3, 1999, S3 filed a summary judgment motion seeking judgment against C3 on the grounds that no issues of material fact remain to be determined regarding the declaratory judgment sought by C3. C3 responded by filing an amended petition raising new matters. Specifically, C3's new claims allege that the Sales Representative Agreement applies to Diamond products, and that certain commissions due under the agreement have not been paid. S3 intends to defend this action vigorously.

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

9.      Proposed Joint Venture

        The Company and VIA entered into an Investment Agreement dated as of April 10, 2000 (the "Agreement"). Pursuant to the Agreement, the Company and VIA will form a new joint venture (the "Joint Venture") for the purpose of manufacturing and distributing graphics products and conducting related research and development activities. On July 1, 2000, the Investment Commission of Ministry of Economic Affairs of the Taiwan Government informed VIA that it would not approve the transaction as proposed, but that VIA could reapply for approval. In response the Company and VIA subsequently entered into an Amended and Restated Investment Agreement dated as of August 28, 2000 (the "Restated Agreement") that changes, adds to or eliminates some of the Agreement's terms. At the closing of the transactions contemplated by the Restated Agreement, the Company will transfer to the Joint Venture its graphics chip business in exchange for 100,000,000 shares of Class A common stock of the Joint Venture. In addition, the Restated Agreement provides that at the closing, VIA will deliver to the Joint Venture $208 million in cash or a combination of cash or a combination of cash and S3 equity securities, which in turn will be delivered by the Joint Venture to the Company, in exchange for 30,000,000 hares of Class B common stock of the Joint Venture. The S3 equity securities will be valued at $16.00 per share of common stock. VIA has placed 6,000,000 shares of S3 common stock into escrow to secure its payment obligations under the Restated Agreement. The Joint Venture will assume certain liabilities of the Company totaling approximately $56.3 million at the time the Restated Agreement was signed. At the closing, the Company will issue VIA a warrant to purchase 2,000,000 shares of S3 common stock at an exercise price of $10.00 per share.

        The closing of the transactions contemplated by the Restated Agreement is conditioned upon certain closing conditions, including the expiration or early termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvement Act and the approval of the government of Taiwan.

10.     Subsequent Events

        On November 1, 2000, the Company announced that it intends to change its name to SONICblue Incorporated. The Company has filed an application to change the ticker symbol for its common stock, which is quoted on the Nasdaq National Market, to "SBLU". The Company expects the change of its name and ticker symbol to become effective on November 15, 2000.

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

OVERVIEW

        S3(R) Incorporated ("S3" or the "Company") designs, develops, manufactures and distributes multimedia, connectivity and Internet appliance products for the PC and consumer appliance markets. The Company's products include the Rio line of digital music players, the Fire series of NT workstation 3D graphics accelerators, the HomeFree line of home networking products and the Supra line of modems. The Company has been a leading supplier of graphics and multimedia accelerator subsystems for PCs for over ten years.

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

        The Company and VIA Technologies, Inc., a corporation organized under the laws of Taiwan ("VIA"), entered into an Investment Agreement, dated as of April 10, 2000. The Company and VIA subsequently entered into an Amended and Restated Investment Agreement dated as of August 28, 2000. Pursuant to these agreements, the Company and VIA will form a new joint venture (the "Joint Venture") for the purposes of manufacturing and distributing graphics products and conducting related research and development activities. See "Recent Developments."

        In August 2000, the Company began the shutdown of its Diamond Multimedia-branded graphics add-in board business. The Company will continue to supply and support its OEM customers, channel partners and end-users for the existing line of Diamond Multimedia-branded PC graphics add-in cards, but will cease development of follow-on products. The shutdown does not extend to the Company's professional graphics division headquartered in Germany, which continues to develop and market its Fire line of NT workstation 3D graphics accelerators.

        In September 2000, the Company announced the formation of frontpath, a wholly owned subsidiary. frontpath plans to develop and market information appliance products and services delivering personalized communication solutions.

frontpath is developing its initial product, an approximately three-pound broadband-based, wireless information appliance.

        On November 1, 2000, the Company announced that it intends to change its name to SONICblue Incorporated, effective November 15, 2000. See "Recent Developments."

RESULTS OF OPERATIONS

        The following table sets forth certain financial data for the periods indicated as a percentage of net sales:

                                                                THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                   SEPTEMBER 30,                   SEPTEMBER 30,
                                                              ----------------------          ----------------------
                                                               2000            1999            2000            1999
                                                              ------          ------          ------          ------
Net sales                                                      100.0%          100.0%          100.0%          100.0%
Cost of sales                                                  114.5            77.7           100.4            75.3
                                                              ------          ------          ------          ------
Gross margin                                                   (14.5)           22.3            (0.4)           24.7
Operating expenses:
   Research and development                                     15.5            24.2            14.6            30.6
   Selling, marketing and administrative                        22.2            13.3            20.1            15.0
    Restructuring expense                                        6.4              --             2.1              --
    Other operating expense                                       --             9.5              --             3.9
   Amortization of goodwill and intangibles                      8.4             1.3             7.6             0.5
                                                              ------          ------          ------          ------
           Total operating expenses                             52.5            48.3            44.4            50.0
                                                              ------          ------          ------          ------
Loss from operations                                           (67.0)          (26.0)          (44.8)          (25.3)
Gain on sale of manufacturing joint venture                       --            10.6             3.4             8.5
Gain (loss) on UMC investment                                   (4.6)             --           199.7              --
Gain on VIA investment                                            --              --             1.4              --
Other income (expense), net                                     (2.3)           (0.3)           (0.6)            0.2
                                                              ------          ------          ------          ------
Income (loss) before income taxes and equity
      in income (loss) of manufacturing joint venture
      and minority interest in RioPort.com, Inc.               (73.8)          (15.7)          159.1           (16.6)
Income tax expense (benefit)                                   (21.9)             --            70.0              --
                                                              ------          ------          ------          ------
Income (loss) before equity in income of manufacturing
       joint venture and minority interest in                  (51.9)          (15.7)           89.1           (16.5)
       RioPort.com, Inc.
Equity in income from manufacturing joint venture                 --              --              --             2.7
Minority interest in RioPort.com, Inc.                          (2.1)             --            (2.1)             --
                                                              ------          ------          ------          ------
Net income (loss)                                              (54.0)%         (15.7)%          86.9%          (13.9)%
                                                              ======          ======          ======          ======

NET SALES

        The Company's net sales year to date have been generated from the sale of its graphics and multimedia accelerators, connectivity products for the home and products for acquiring, managing and experiencing music and spoken audio programming from the Internet. The Company's products are used in, and its business is dependent upon, the personal computer industry and growth of the Internet with sales primarily in the U.S., Asia and Europe. Net sales were $140.0 million for the three months ended September 30, 2000; a 98.6% increase from the $70.5 million of net sales for the three months ended September 30, 1999. Net sales were $437.5 million for the nine months ended September 30, 2000; a 154.3% increase from the $172.0 million of net sales for the nine months ended September 30, 1999. Sales increased from 1999 to 2000 because of the acquisition of Diamond and the inclusion of the revenue of Diamond products in the Company's financial results of operations in the three months ended September 30, 2000 and nine months ended September 30, 2000. Net sales for the three months ended September 30, 2000 and nine months ended September 30, 2000 consisted primarily of the Company's graphics chips, Diamond brand graphics add-in cards, modem and communication products and Rio digital audio players while net sales for the three months ended September 30, 1999 and nine months ended September 30, 1999 consisted primarily of the Company's graphics chips. The net sales for the three months and nine months ended September 30, 2000 for the Company's graphics chips, excluding graphics chips integrated in the Company's Diamond brand graphics add-in cards, were $18.9 million and $77.7 million respectively.

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

        International sales accounted for 50% and 67% of net sales for the three months ended September 30, 2000 and 1999, respectively. International sales accounted for 53% and 58% of net sales for the nine months ended September 30, 2000 and 1999, respectively. Approximately 47% and 63% of international sales for the three months ended September 30, 2000 and 1999, respectively, were to affiliates of United States customers. Approximately 34% and 52% of international sales for the nine months ended September 30, 2000 and 1999, respectively, were to affiliates of United States customers. The shift in international and domestic sales distribution in 2000 was primarily the result of the inclusion of the acquired multimedia and communications products from the Diamond acquisition. The Company expects that international sales will continue to represent a significant portion of net sales, although there can be no assurance that international sales as a percentage of net sales will remain at current levels. All sales transactions were denominated in U.S. dollars.

        One customer accounted for 23% of net sales for the three months ended September 30, 2000. Two customers accounted for 28% and 13% of net sales, respectively, for the three months ended September 30, 1999. One customer accounted for 20% of net sales for the nine months ended September 30, 2000. One customer and one distributor accounted for 26% and 16% of net sales, respectively, for the nine months ended September 30, 1999. The Company expects a significant portion of its future sales to remain concentrated within a limited number of strategic customers. There can be no assurance that the Company will be able to retain its strategic customers or that such customers will not otherwise cancel or reschedule orders, or in the event of canceled orders, that such orders will be replaced by other sales. In addition, sales to any particular customer may fluctuate significantly from quarter to quarter. The occurrence of any such events or the loss of a strategic customer could have a material adverse effect on the Company's operating results.

GROSS MARGIN

        Gross margin percentage decreased to (14.5)% for the three months ended September 30, 2000 from 22.3% for the three months ended September 30, 1999. Gross margin percentage decreased to (0.4)% for the nine months ended September 30, 2000 from 24.7% for the nine months ended September 30, 1999. The decrease was primarily the result of inclusion of manufacturing costs for the Diamond products and the write-down of inventory relating to the shutdown of its Diamond Multimedia branded graphics add-in board business. Another factor resulting in the decreased gross margin is the highly competitive pricing pressures in the market for mainstream and entertainment graphics accelerators. This was partially offset by improving margins on the Company's desktop chips and communications products.

        In the future, the Company's gross margin percentages may be affected by increased competition and related decreases in the unit average selling prices (particularly with respect to older generation products), timing of volume shipments of new products, the availability and cost of products from the Company's suppliers, changes in the mix of products sold and the extent to which the Company incurs additional licensing fees.

RESEARCH AND DEVELOPMENT EXPENSES

        The Company has made and intends to continue to make significant investments in research and development to remain competitive by developing new and enhanced products. Research and development expenses were $21.7 million for the three months ended September 30, 2000; a decrease of $2.1 million from $17.1 million for the three months ended September 30, 1999. This decrease was primarily due to reduction in headcount and related personnel costs resulting from the shutdown of the Company's Diamond Multimedia-branded graphics add-in board business. Research and development expenses were $63.7 million for the nine months ended September 30, 2000; an increase of $4.4 million from $59.3 million for the nine months ended September 30, 1999. This increase was due primarily to inclusion of headcount and related expenses associated with the Diamond acquisition partially offset by an increased focus on core technology and products. Concentration of research and development efforts resulted in lower overhead, headcount and related costs.

SELLING, MARKETING AND ADMINISTRATIVE EXPENSES

        Selling, marketing and administrative expenses consist primarily of salaries, related benefits and fees for professional services, such as legal and accounting services. Selling, marketing and administrative expenses were $31.0 million for the three months ended September 30, 2000; an increase of $21.6 million from $9.4 million for the three months ended September 30, 1999. Selling, marketing and administrative expenses were $88.1 million for the nine months ended September 30, 2000; an increase of $62.4 million from $25.7 million for the nine months ended September 30, 1999. Selling, marketing and administrative expenses increased from the prior year due primarily to the integration and combination of selling, marketing and administrative headcount and related expenses due to the acquisition of Diamond. As a percentage of revenue, selling, marketing and administrative expenses increased from 15.0% in 1999 to 20.1% in 2000.

RESTRUCTURING EXPENSE

        In August 2000, the Company began the shutdown of its Diamond Multimedia-branded add-in board business to reflect its long term strategy and focus. Restructuring expenses of $9.0 million for the three months ended September 30, 2000 related to the shutdown included write-off of intangibles, inventory reserves and accrued facilities expenses. Expenses associated with facilities shut down and personnel severance compensation and related expenses were also incurred.

GAIN ON SALE OF MANUFACTURING JOINT VENTURE

        In June 1999, the Company amended its agreements with UMC. Under the terms of the amended agreements, UMC has agreed to pay the Company, subject to certain conditions, 1.4 billion New Taiwan dollars (approximately $43.3 million in cash) and the Company has agreed to release UMC from contingencies associated with the sale in January 1988 of 80 million shares of stock of USC and to grant a license to patents covering multimedia products and integrated circuit manufacturing technology for use in products manufactured by UMC. Payments are being received over five fiscal quarters beginning in the quarter ended September 30, 1999. The gain on sale of manufacturing joint venture was $14.7 million for the nine months ended September 20, 2000.

GAIN (LOSS) ON UMC INVESTMENT

        In June 1999, the Company announced that it would receive $42.0 million for a patent license and release associated with the sale of 80 million shares its stock of United Semiconductor Corporation ("USC") in January 1998. Payments will be received over five fiscal quarters beginning in the quarter ended September 30, 1999. Under the terms of the agreement, S3 will license to United Microelectronics Corporation ("UMC") 29 patents covering multimedia products and integrated circuit manufacturing technology for use in products manufactured by UMC.

        In June 1999, UMC announced a foundry consolidation plan whereby USC, United Integrated Circuits Corporation, United Silicon Incorporated and UTEK Semiconductor Corporation would be merged into UMC. Under the terms of the consolidation plan, each of the Company's shares in the USC joint venture would be exchanged for one share of UMC. On January 4, 2000, the Company's 252 million shares of USC were exchanged for 252 million shares of UMC stock. The Company recorded a gain on the transfer of the shares of $880.2 million to recognize the difference in the carrying value of its investment in USC and the fair market value of the UMC shares on the date of the transfer. Approximately half of the shares received are subject to sale restrictions and are carried at market value as of January 4, 2000 as long-term assets in the accompanying balance sheet at September 30, 2000. As the remaining shares are publicly traded, the investment is adjusted to fair market value in accordance with SFAS 115 and classified as short-term investments.

        The Company received a 20% stock dividend, or approximately 50.4 million shares of UMC stock, in a transaction which was approved by the UMC's shareholders at its Annual Shareholders Meeting on April 7, 2000. With the stock dividend, the Company's investment holdings in UMC have increased to approximately 302 million shares of UMC stock. The Company sold 10 million shares of UMC stock in August 2000 on the Taiwan Stock Exchange receiving net proceeds of $25.1 million. At September 30, 2000, approximately 166 million shares are classified as a current asset with approximately 126 million shares as a long-term asset. The loss on UMC investment for the three months ended September 30, 2000 was $6.4 million with a gain of $873.7 million for the nine months ended September 30, 2000.

OTHER INCOME (EXPENSE), NET

        Other expense was $3.2 million for the three months ended September 30, 2000; an increase of $3.0 million from other expense of $0.2 million for the three months ended September 30, 1999. Other expense was $2.5 million for the nine months ended September 30, 2000; a decrease of $2.8 million from other income of $0.3 million for the nine months ended September 30, 1999. The increase was due primarily to a decrease in interest expense associated with repayment of a line of credit assumed in the merger with Diamond, partially offset by foreign currency translation gains.

INCOME TAXES

        The Company's effective tax rates for the three months and nine months ended September 30, 2000 and 1999 are 41.6% and 0%, respectively. The effective tax rate for 2000 reflects expected tax payment on the adjusted taxable income at the federal, state and international statutory rates. The effective tax rate for 1999 reflects net operating losses with no realized tax benefit.

LIQUIDITY AND CAPITAL RESOURCES

        Cash used for operating activities for the nine months ended September 30, 2000 was $247.9 million, as compared to $8.8 million cash provided by operating activities for the nine months ended September 30, 1999. The Company's net income of $380.3 million for the nine months ended September 30, 2000 included a non-cash gain on UMC investment of $873.7 million, and non operating gains on other investments of $5.9 million and the sale of manufacturing joint venture of $14.7 million. Cash used for operations for the nine months ended September 30, 2000 was unfavorably impacted by increases in accounts receivable, accrued liabilities and other liabilities and decreases in deferred revenue. In addition, cash used for operations for the nine months ended September 30, 2000 was favorably impacted by depreciation, amortization and decreases in inventory, prepaid expenses and other and accounts payable. The Company's net loss of $23.9 million for the nine months ended September 30, 1999 was partially offset by depreciation, amortization and write-off of acquired in-process research and development. In addition, cash provided by operations for the nine months ended September 30, 1999 was favorably impacted by decreases in prepaid taxes, prepaid expenses and increases in accounts payable and accrued liabilities, partially offset by increases in accounts receivable and inventories and decreases in deferred revenue.

        Investing activities provided cash of $69.5 million for the nine months ended September 30, 2000 and consisted primarily of purchases of short-term investments, net, investments made in a number of privately held companies with which the Company has business relationships and other technology resulting from strategic investments and purchases of property and equipment, partially offset by cash received from sale of UMC shares, and the increases in other assets. Investing activities provided cash of $4.9 million for the nine months ended September 30, 1999 and consisted primarily of sales of short-term investments, net, cash received from UMC related to the sale of shares and cash received from the sale of investment in real estate partnership, offset by the acquisition of OneStep, LLC, the acquisition of Diamond, net of cash acquired and purchases of property and equipment, net.

        Financing activities provided cash of $159.9 million and $28.1 million for the nine months ended September 30, 2000 and 1999, respectively. Sales of common stock, including $145.5 million received from the sale of stock to VIA, was the financing activity generating cash during the nine months ended September 30, 2000 which was offset partially by repayments of notes payable. Sales of common stock, net, including $23.4 million received from the sale of stock to two foreign investors, and the sale of a warrant to Intel were the financing activities generating cash during the nine months ended September 30, 1999.

        Working capital at September 30, 2000 and December 31, 1999 was $365.6 million and $100.1 million, respectively. At September 30, 2000, the Company's principal sources of liquidity included cash and equivalents of $27.3 million and $62.8 million in short-term investments. In addition, the Company held shares of UMC valued at $340.1 million at September 30, 2000 based upon then existing New Taiwan dollar to U.S. dollar exchange rates and UMC's market prices on the Taiwan Stock Exchange. The Company's principle sources of liquidity at December 31, 1999 included cash and equivalents of $45.8 million and $58.9 million of short-term investments. As of September 30, 2000, the Company had short-term lines of credit and bank credit facilities totaling $55.0 million. At December 31, 1999, the Company was in default with its loan covenants regarding liquidity. The Company obtained a waiver for this violation. The Company believes that its available funds will satisfy the Company's projected working capital and capital expenditure requirements for at least the next 12 months, other than expenditures for future potential manufacturing agreements.

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

        The Company and VIA, entered into an Investment Agreement dated as of April 10, 2000 (the "Agreement"). Pursuant to the Agreement, the Company and VIA will form a new joint venture (the "Joint Venture") for the purpose of manufacturing and distributing graphics products and conducting related research and development activities. On July 1, 2000, the Investment Commission of Ministry of Economic Affairs of the Taiwan Government informed VIA that it would not approve the transaction as proposed, but that VIA could reapply for approval. In response the Company and VIA subsequently entered into an Amended and Restated Investment Agreement dated as of August 28, 2000 (the "Restated Agreement") that changes, adds to or eliminates some of the Agreement's terms. At the closing of the transactions contemplated by the Restated Agreement, the Company will transfer to the Joint Venture its graphics chip business in exchange for 100,000,000 shares of Class A common stock of the Joint Venture. In addition, the Restated Agreement provides that at the closing, VIA will deliver to the Joint Venture $208 million in cash or a combination of cash or a combination of cash and S3 equity securities, which in turn will be delivered by the Joint Venture to the Company, in exchange for 30,000,000 shares of Class B common stock of the Joint Venture. The S3 equity securities will be valued at $16.00 per share of common stock. VIA has placed 6,000,000 shares of S3 common stock into escrow to secure its payment obligations under the Restated Agreement. The Joint Venture will assume certain liabilities of the Company totaling approximately $56.3 million at the time the Restated Agreement was signed. At the closing, the Company will issue VIA a warrant to purchase 2,000,000 shares of S3 common stock at an exercise price of $10.00 per share. The closing of the transactions contemplated by the Restated Agreement is conditioned upon certain closing conditions, including the expiration or early termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvement Act and the approval of the government of Taiwan.

        In August 2000, the Company began the shutdown of its Diamond Multimedia-branded graphics add-in board business. The Company will continue to supply and support its OEM customers, channel partners and end-users for the existing line of Diamond Multimedia-branded PC graphics add-in cards, but will cease development of follow-on products. The shutdown does not extend to the professional graphics division of S3 headquartered in Germany, which continues to develop and market graphics, its FireGL lines of graphics cards.

        On November 1, 2000, the Company announced that it intends to change its name to SONICblue Incorporated. The Company has filed an application the change the ticker symbol for its common stock, which is quoted on the Nasdaq National Market, to "SBLU". The Company expects the change of name and ticker symbol to become effective on November 15, 2000.

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

        In April 2000, we announced that we agreed to transfer our PC graphics semiconductor business to a newly formed joint venture with VIA Technologies and are in the process of realigning our resources to focus on our Internet-related businesses. We have a limited operating history with our Internet-related businesses and our shift in focus may prove to be unsuccessful. In addition, the industry is new and continually evolving. Our Internet-related businesses compete with larger, more established competitors, and we may be unable to achieve market success. If we are unsuccessful in implementing this business strategy, our net losses could increase significantly.

If we cannot complete the formation of our new joint venture with VIA Technologies, we could incur substantial losses.

        The formation of the VIA joint venture is subject to customary closing conditions, including the receipt of antitrust and other regulatory approvals, including the approval of the government of Taiwan. We cannot assure you that these conditions will be satisfied. We may be required to pay substantial sums to VIA if other conditions in the joint venture agreement are not satisfied. If we are unable to complete the formation of the joint venture, our graphics chip business could be severely harmed because, among other things, we would have to bear the expenses of that business while we have refocused our sales and marketing resources on our Internet-related business.

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

        We generally ship more products in the third month of each quarter than in either of the first two months of the quarter, with levels of shipment in the third month being higher towards the end of the month. This pattern is likely to continue and makes future quarterly operating results less predictable.

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

        The markets for which our products are designed are intensely competitive and are characterized by short product life cycles, rapidly changing technology, evolving industry standards and declining average selling prices. As a result, we cannot succeed unless we consistently develop and market new products that meet customer demands. We believe this will require expenditures for research and development in the future consistent with our historical research and development expenditures. To succeed in this environment, we must anticipate the features and functionality that customers will demand. We must then incorporate those features and functionality into products that meet the design, performance, quality and pricing requirements of the personal computer and other markets in which we compete and the timing requirements of PC OEMs and retail selling seasons. For example, we have a joint venture with VIA Technologies to bring integrated graphics and core logic chip sets to the OEM desktop and notebook PC markets. There can be no assurance that the joint venture will be successful or that our existing products will be compatible with new products. We have in the past experienced delays in completing the development and introduction of new products. We have also experienced compatibility issues with integrated products. We cannot assure you that we will not experience similar delays in the future. In the past, our business has been seriously harmed when we developed products that failed to achieve significant market acceptance and therefore were unable to compete successfully in our markets. Such a failure could occur again in the future.

The demand for our products has historically been weaker in certain quarters.

        Due to industry seasonality, demand for PCs and PC related products and for consumer electronic products is strongest during the fourth quarter of each year and is generally slower in the period from April through August. This seasonality may become more pronounced and material in the future to the extent that:

- a greater proportion of our sales consist of sales into the retail/mass merchant channel;

-       PCs become more consumer-oriented or entertainment-driven products; or

- our net revenue becomes increasingly based on entertainment-related products, including our Internet-related products such as our Rio digital music players.

Also, to the extent we expand our European sales, we may experience relatively weak demand in the third calendar quarter due to historically weak summer sales in Europe.

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

        Historically, the gross profit margins on Diamond's products have been lower than the margins on our products. As a result of the Diamond merger, our average gross margins have been lower than they were prior to the merger, thereby decreasing our average gross margins.

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

        We operate in the personal computer, graphics/video chip, Internet appliance, and home networking markets. These markets are constantly and rapidly changing and have in the past, and may in the future, experience significant downturns. These downturns are characterized by lower product demand and accelerated product price reductions. In the event of a downturn, we would likely experience significantly reduced demand for our products. Although are changing our focus to concentrate on our Internet-related businesses, substantially all of our revenues are currently derived from products sold for use in or with personal computers. In the near term, we expect to continue to derive almost all of our revenues from the sale of products for use in or with personal computers. Changes in demand in the personal computer and graphics/video chip markets could be large and sudden. Since graphics board and personal computer manufacturers often build inventories during periods of anticipated growth, they may be left with excess inventories if growth slows or if they have incorrectly forecasted product transitions. In such cases, the manufacturers may abruptly stop purchasing additional inventory from suppliers like us until the excess inventory has been used. This suspension of purchases or any reduction in demands for personal computers generally, or for particular products that incorporate our products, would negatively impact our revenues and financial results. We may experience substantial period-to-period fluctuations in results of operations due to these general semiconductor industry conditions.

If we are unable to continue to develop and market new and enhanced products, our average selling prices and gross profits will likely decline.

        We must continue to develop new products in order to maintain average selling prices and gross margins. As the markets for our products continue to develop and competition increases, we anticipate that product life cycles will shorten and average selling prices will decline. In particular, average selling prices and, in some cases, gross margins, for each of our products will decline as products mature. A decline in selling prices may cause the net sales in a quarter to be lower than those of a preceding quarter or corresponding quarter in a prior year, even if more units were sold during that quarter than in the preceding or corresponding quarter of a prior year. To minimize that, we must successfully identify new product opportunities and develop and bring new higher-end and higher-margin products to market in time to meet market demand. The availability of new products is typically restricted in volume early in a product's life cycle. If customers choose to wait for the new version of a product instead of purchasing the current version, our ability to procure sufficient volumes of these new products to meet customer demand will be limited. If this happens, our revenues and operating margins could be harmed.

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

        The short product life cycles of our products also give rise to a number of risks involving product and component inventories. These risks are heightened by the long lead times that are necessary to acquire some components of our products. We may not be able to reduce our production or inventory levels quickly in response to unexpected shortfalls in sales. This could leave us with significant and costly obsolete inventory. Long component lead times could cause these inventory levels to be higher than they otherwise would be and may also prevent us from quickly taking advantage of an unexpected new product cycle. This can lead to costly lost sales opportunities and loss of market share, which could result in a loss of revenues. For example, the timing and speed of the PCI-to-AGP bus transition and the SGRAM-to-SDRAM memory transition led to an excess inventory of PCI and SGRAM-based products at Diamond and in its distribution channel, which in turn resulted in lower average selling prices, lower gross margins, end-of-life inventory write-offs, and higher price protection charges during the second and third quarters of 1998. Further, declining demand for an excess supply of Monster 3D II and competitive 3D gaming products in the channel during the third quarter of 1998 resulted in rapidly declining revenue and prices vis-a-vis the second quarter of 1998, and resulted in price protection charges for this class of product in the third quarter of 1998. Our Internet-related device sales could be affected in the future by the availability of flash memory, which is a key component of our Rio digital music players and is currently subject to high market demand and allocations from suppliers. We estimate and accrue for potential inventory write-offs and price protection charges, but we cannot assure you that these estimates and accruals will be sufficient in future periods, or that additional inventory write-offs and price protection charges will not be required. The impact of these charges on Diamond's operating results in 1998 and the first quarter of 1999 was material. Any similar occurrence in the future could materially and adversely affect our operating results.

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

Demand for our personal computer products may decrease if the same capabilities provided by our products become available in operating systems or embedded in other personal computer components.

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

We depend on third parties for the manufacture of our products.

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

        Our revenues have historically been dependent on the markets for graphics/video chips for PCs and on our ability to compete in those markets. Our business would be materially harmed if we are unsuccessful in selling these graphic chips. We have agreed to transfer our PC graphics semiconductor business to a newly formed joint venture with VIA Technologies but our remaining business will continue to have significant product concentration after the transfer. Historically, over 75% of the net sales of our subsidiary, Diamond, have come from sales of graphics and video accelerator subsystems. Diamond has introduced audio subsystems, has entered the PC modem and home networking markets, and has entered the PC consumer electronics market with the Rio digital audio player, but graphics and video accelerator subsystems are expected to continue to account for a significant portion of our sales for the foreseeable future. A decline in demand or average selling prices for graphics and video accelerator subsystems, digital audio players, PC modem and home networking markets, whether as a result of new competitive product introductions, price competition, excess supply, widespread cost reduction, technological change, incorporation of the products' functionality onto personal computer motherboards or otherwise, would have a material adverse effect on our sales and operating results.

A significant portion of our sales are concentrated within a limited number of customers.

        We expect a significant portion of our future sales to remain concentrated within a limited number of strategic customers. If we lose one or more of these customers, our operating results would be harmed.

        One customer accounted for 23% of net sales for the three months ended September 30, 2000. Two customers accounted for 28% and 13% of net sales, respectively, for the three months ended September 30, 1999. One customer accounted for 20% of net sales for the nine months ended September 30, 2000. One customer and one distributor accounted for 26% and 16% of net sales, respectively, for the nine months ended September 30, 1999. The Company expects a significant portion of its future sales to remain concentrated within a limited number of strategic customers. There can be no assurance that the Company will be able to retain its strategic customers or that such customers will not otherwise cancel or reschedule orders, or in the event of canceled orders, that such orders will be replaced by other sales. In addition, sales to any particular customer may fluctuate significantly from quarter to quarter. The occurrence of any such events or the loss of a strategic customer could have a material adverse effect on the Company's operating results.

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

        The industry in which we compete is characterized by vigorous protection and pursuit of intellectual property rights. We rely heavily on a combination of patent, trademark, copyright, and trade secret laws, employee and third-party nondisclosure agreements and licensing arrangements to protect our intellectual property. If we are unable to adequately protect our intellectual property, our business may suffer from the piracy of our technology and the associated loss of sales. Also, the protection provided to our proprietary technology by the laws of foreign jurisdictions, many of which offer less protection than the United States, may not be sufficient to protect our technology. It is common in the personal computer industry for companies to assert intellectual property infringement claims against other companies. Therefore, our products may also become the targets of infringement claims. These infringement claims or any future claims could cause us to spend significant time and money to defend our products, redesign our products or develop or license a substitute technology. We may be unsuccessful in acquiring or developing substitute technology and any required license may be unavailable on commercially reasonable terms, if at all. In addition, an adverse result in litigation could require us to pay substantial damages, cease the manufacture, use, sale, offer for sale and importation of infringing products, or discontinue the use of certain processes. Any of those events could materially harm our business. Litigation by or against us could result in significant expense to us and could divert the efforts of our technical and management personnel, regardless of the outcome of such litigation. However, even if claims do not have merit, we may be required to dedicate significant management time and expense to defending ourselves if we are directly sued, or assisting our OEM customers in their defense of these or other infringement claims pursuant to indemnity agreements. This could have a negative effect on our financial results. For example, Intel Corporation is currently in litigation with VIA, with whom we recently entered into a joint venture to bring high-performance integrated graphics and core logic chip sets to the volume OEM desktop and notebook PC markets and with whom we recently agreed to form a new joint venture into which our graphics chip business would be transferred. The result of such litigation could have an adverse effect on us.

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

        We obtain several of the components used in our products from single or limited sources. If component manufacturers do not allocate a sufficient supply of components to meet our needs or if current suppliers do not provide components of adequate quality or compatibility, we may have to obtain these components from distributors or on the spot market at a higher cost. We rarely have guaranteed supply arrangements with our suppliers, and suppliers may not be able to meet our current or future component requirements. If we are forced to use alternative suppliers of components, we may have to alter our product designs to accommodate these components. Alteration of product designs to use alternative components could cause significant delays and could require product recertification by our OEM customers or reduce our production of the related products. In addition, from time to time we have experienced difficulty meeting certain product shipment dates to customers for various reasons. These reasons include component delivery delays, component shortages, system compatibility difficulties and component quality deficiencies. Delays in the delivery of components, component shortages, system compatibility difficulties and supplier product quality deficiencies will continue to occur in the future. These delays or problems have in the past and could in the future result in impaired margins, reduced production volumes, strained customer relations and loss of business. For example, DRAM and flash memory components, which are used in our graphics boards and Rio digital audio players, significantly increased in price in September 1999 due in part to supply interruptions arising from the earthquake in Taiwan. In addition, industry-wide demand for flash memory components has increased dramatically, causing increases in price and shortages in supply. These price increases may have an adverse impact on our gross margin in future periods. Also, in an effort to avoid actual or perceived component shortages, we may purchase more of certain components than we may otherwise require. Excess inventory resulting from such over-purchases, obsolescence or a decline in the market value of such inventory could result in inventory write-offs, which would have a negative effect on our financial results as happened in the first and second quarters of 1998. Similarly, Diamond's perception of component shortages caused Diamond to over-purchase certain components and pay surcharges for components that subsequently declined in value in the second, third and fourth quarters of 1998. In addition, our inventory sell-offs or sell-offs by our competitors could trigger channel price protection charges, further reducing our gross margins and profitability, as occurred with the Monster 3D II product line in the third and fourth quarters of 1998.

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

        International sales accounted for 50% and 67% of net sales for the three months ended September 30, 2000 and 1999, respectively. International sales accounted for 53% and 58% of net sales for the nine months ended September 30, 2000 and 1999, respectively. Approximately 47% and 63% of international sales for the three months ended September 30, 2000 and 1999, respectively, were to affiliates of United States customers. Approximately 34% and 52% of international sales for the nine months ended September 30, 2000 and 1999, respectively, were to affiliates of United States customers. In addition, a substantial proportion of our products are manufactured, assembled and tested by independent third parties in Asia. As a result, we are subject to the risks of conducting business internationally, including:

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

We have a significant level of debt.

        At September 30, 2000, we had total debt and other long-term liabilities outstanding of $215.4 million. The degree to which we are leveraged could adversely affect our ability to obtain additional financing for working capital or other purposes and could make us more vulnerable to economic downturns and competitive pressures. Our significant leverage could also adversely affect our liquidity, as a substantial portion of available cash from operations may have to be applied to meet debt service requirements. In the event of a cash shortfall, we could be forced to reduce other expenditures to be able to meet such debt service requirements.

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

        We have been defending several putative class action lawsuits naming Diamond which were filed in June and July 1996 and June 1997 in the California Superior Court for Santa Clara County and the U.S. District Court for the Northern District of California. Certain former executive officers and directors of Diamond are also named as defendants. The plaintiffs purport to represent a class of all persons who purchased Diamond's Common Stock between October 18, 1995 and June 20, 1996 (the "Class Period"). The complaints allege claims under the federal securities laws and California law. The plaintiffs allege that Diamond and the other defendants made various material misrepresentations and omissions during the Class Period. The complaints do not specify the amount of damages sought. On March 24, 2000, the District Court for the Northern District of California dismissed the federal action without prejudice. The parties have tentatively agreed to settle this matter, subject to final documentation and court approval, for a payment of $15.0 million. The Company funded $4.5 million of the settlement on November 1, 2000. The Company previously accrued this amount in connection with the merger with Diamond. The Company believes that Diamond's insurance covers the remaining $10.5 million of the settlement and Diamond's insurers have paid that amount into the settlement.

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

        C3 Sales, Inc. ("C3") filed suit against S3 on October 6, 1999 in the Harris County (Houston), Texas District Court. The petition sought a judicial declaration that a Sales Representative Agreement entered into between C3 and S3 on May 19, 1999 was a valid contract that governed the relationship between the two parties. On November 8, 1999, S3 answered acknowledging that the May 19, 1999 agreement was a contract between the two parties. C3 failed to respond to informal requests by S3 to dismiss the declaratory relief action on grounds that no justifiable controversy existed between the parties. On December 3, 1999, S3 filed a summary judgment motion seeking judgment against C3 on the grounds that no issues of material fact remain to be determined regarding the declaratory judgment sought by C3. C3 responded by filing an amended petition raising new matters. Specifically, C3's new claims allege that the Sales Representative Agreement applies to Diamond products, and that certain commissions due under the agreement have not been paid. S3 intends to defend this action vigorously.

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

        Principal (Notional) Amounts Maturing in 2000 in U.S. Dollars:

                                                            FAIR VALUE AT
                                                          SEPTEMBER 30, 2000
                                                            (IN THOUSANDS,
                                                        EXCEPT INTEREST RATES)
                                                        ----------------------
Cash and cash equivalents                                       $27,303
Weighted average interest rate                                    5.09%
Other short-term investments                                    $62,807
Weighted average interest rate                                    5.52%
Total portfolio                                                 $90,110
Weighted average interest rate                                    5.10%

CONVERTIBLE SUBORDINATED NOTES

        In September 1996, the Company completed a private placement of $103.5 million aggregate principal amount of convertible subordinated notes. The notes mature in 2003. Interest is payable semi-annually at 5 3/4% per annum. The notes are convertible at the option of the note holders into the Company's common stock at an initial conversion price of $19.22 per share, subject to adjustment. Beginning in October 1999, the notes are redeemable at the option of the Company at an initial redemption price of 102% of the principal amount. The fair value of the convertible subordinated notes at September 30, 2000 was approximately $117.1 million.

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

        The effect of foreign exchange rate fluctuations on the Company's financial statements for the three months ended September 30, 2000 and 1999 was not material. Since foreign currency exposure increases as intercompany receivables grow, from time to time the Company uses foreign exchange forward contracts as a means for hedging these balances. As of September 30, 2000, the Company held no exchange contracts.

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

        The Company has also been defending several putative class action lawsuits naming Diamond, which were filed in June and July 1996 and June 1997 in the California Superior Court for Santa Clara County and the U.S. District Court for the Northern District of California. Certain former executive officers and directors of Diamond are also named as defendants. The plaintiffs purport to represent a class of all persons who purchased Diamond's Common Stock between October 18, 1995 and June 20, 1996 (the "Class Period"). The complaints allege claims under the federal securities laws and California law. The plaintiffs allege that Diamond and the other defendants made various material misrepresentations and omissions during the Class Period. The complaints do not specify the amount of damages sought. On March 24, 2000, the District Court for the Northern District of California dismissed the federal action without prejudice. The parties have tentatively agreed to settle this matter, subject to final documentation and court approval, for a payment of $15.0 million. The Company funded $4.5 million of the settlement on November 1, 2000. The Company previously accrued this amount in connection with the merger with Diamond. The Company believes that Diamond's insurance covers the remaining $10.5 million of the settlement and Diamond's insurers have paid that amount into the settlement.


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

        C3 Sales, Inc. ("C3") filed suit against S3 on October 6, 1999 in the Harris County (Houston), Texas District Court. The petition sought a judicial declaration that a Sales Representative Agreement entered into between C3 and S3 on May 19, 1999 was a valid contract that governed the relationship between the two parties. On November 8, 1999, S3 answered acknowledging that the May 19, 1999 agreement was a contract between the two parties. C3 failed to respond to informal requests by S3 to dismiss the declaratory relief action on grounds that no justifiable controversy existed between the parties. On December 3, 1999, S3 filed a summary judgment motion seeking judgment against C3 on the grounds that no issues of material fact remain to be determined regarding the declaratory judgment sought by C3. C3 responded by filing an amended petition raising new matters. Specifically, C3's new claims allege that the Sales Representative Agreement applies to Diamond products, and that certain commissions due under the agreement have not been paid. S3 intends to defend this action vigorously.

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


                                    S3 INCORPORATED
                                    (Registrant)


Date: November 14, 2000                     /s/ WILLIAM F. MCFARLAND
                                    --------------------------------------------
                                               WILLIAM F. MCFARLAND
                                           Controller and Interim Chief
                                                 Financial Officer
                                    (Principal Financial and Accounting Officer)

                                 EXHIBIT INDEX

EXHIBIT
NUMBER       NOTES     DESCRIPTION OF DOCUMENT
------       -----     -----------------------
27.1                   Financial Data Schedule (filed only with the electronic submission of Form 10-Q in accordance with the EDGAR requirements)