Form 10-K
period 2000-12-31
SONICBLUE INC
filed 2001-04-02
CIK 850519

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
                            ------------------------

(MARK ONE)
      [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000
                                       OR
      [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

                         FOR THE TRANSITION PERIOD FROM
                               ---------------TO
                               --------------- .
                         COMMISSION FILE NUMBER 0-21126

                             SONICBLUE INCORPORATED
                           (FORMERLY S3 INCORPORATED)
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                          DELAWARE                                         77-0204341
      (STATE OR OTHER JURISDICTION OF INCORPORATION OR
                        ORGANIZATION)                         (I.R.S. EMPLOYER IDENTIFICATION NO.)
               2841 MISSION COLLEGE BOULEVARD
                  SANTA CLARA, CALIFORNIA                                    95054
          (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                         (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (408) 588-8000
        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE
          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                        COMMON STOCK, $0.0001 PAR VALUE
             SERIES A PARTICIPATING PREFERRED STOCK PURCHASE RIGHTS

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  [X]     No  [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference to Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $291,975,848 as of February 28, 2001, based upon the closing price on the Nasdaq National Market reported for such date. This calculation does not reflect a determination that certain persons are affiliates of the Registrant for any other purpose.

     93,485,127 shares of the Registrant's Common Stock, $0.0001 par value, were outstanding at February 28, 2001.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Items 10 (as to directors and Section 16(a) Beneficial Ownership Reporting Compliance), 11 and 12 of Part III incorporate by reference information from the Registrant's Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the Registrant's 2001 Annual Meeting of Stockholders to be held on May 23, 2001.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             SONICBLUE INCORPORATED

                                   FORM 10-K

                                     INDEX

                                                                        PAGE
                                                                        ----
                                   PART I

Item 1.   Business....................................................    1
Item 2.   Properties..................................................    9
Item 3.   Legal Proceedings...........................................   10
Item 4.   Submission of Matters to a Vote of Security Holders.........   11

                                  PART II
Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters.........................................   12
Item 6.   Selected Consolidated Financial Data........................   13
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................   13
Item 7A.  Quantitative and Qualitative Disclosures About Market
          Risk........................................................   38
Item 8.   Financial Statements and Supplementary Data.................   40
Item 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure....................................   68

                                  PART III
Item 10.  Directors and Executive Officers of the Registrant..........   68
Item 11.  Executive Compensation......................................   69
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................   69
Item 13.  Certain Relationships and Related Transactions..............   69

                                  PART IV
Item 14.  Exhibits, Financial Statement Schedules and Reports on Form
          8-K.........................................................   69
SIGNATURES............................................................   73

                                     PART I

ITEM 1. BUSINESS.

     When used in this Report, the words "expects," "anticipates," "estimates," "believes," "plans," and similar expressions are intended to identify forward-looking statements. These are statements that relate to future periods and include statements as to the Company's expected net losses, expected expenditure levels and rate of growth of expenditures, expected cash flows, trends in gross margin, sources of revenues, product mix, trends in average selling prices and product life cycles, the adequacy of capital resources, growth in operations, expectations regarding research and development efforts and related expenses, the sources and availability of components and manufacturing capacity, our expectations regarding customer and distributor relationships, our efforts to expand sales and distribution channels both domestically and internationally, anticipated market growth, our ability and intent to develop, manufacture and market future and enhanced products, including firmware and software, our ability commercialize products under development, the features, benefits, performance, upgradeability and utility of our current and future products, our ability to expand our position as a leader in multimedia and connectivity products, the strategy for our refocused business and the expected timing and completion of restructuring plans, our objectives of capitalizing on new technologies, expanding international sales, increasing market penetration for our products and expanding our digital media products to include video and personal television, our efforts to develop strategic relationships, our ability to complete business transactions, including proposed acquisitions and the proposed sale of our professional graphics division, our ability to realize gains on our investments, the timing and impact of current and future litigation, our strategy with regard to protecting our proprietary technology and our ability to compete and respond to rapid technological change. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, those risks discussed below, as well as risks relating to development of new and enhanced products and their use by our potential customers, unpredictability of market demand and general market fluctuations, costs of components and potential component shortages or quality deficiencies, our ability to obtain and retain customers, distributors, component suppliers and manufacturing capacity, manufacturing difficulties or product defects, our ability to develop and timely introduce products that address market demands, our ability to refocus our business and execute our business plan for our refocused business, our ability to enter into and work with strategic partners and OEMs to accomplish the goals of those relationships, the cost of accessing or acquiring technologies or intellectual property, the impact of alternative technological advances and competition, the costs of and our ability to integrate acquired businesses and in a timely manner, whether our proposed acquisitions will be consummated, our ability to consummate the sale our professional graphics division to ATI Technologies, potential payments of specified liquidated damages, upon the occurrence of certain events described in the investment agreement with VIA Technologies, developments in and expenses related to litigation; and the risks set forth below under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of
Operations -- Factors That May Affect Results." These forward-looking statements speak only as of the date hereof. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

     All references to "SONICblue," "we," "us," "our" or the "Company" mean SONICblue Incorporated and its subsidiaries, except where it is made clear that the term means only the parent company.

     SONICblue, Diamond, frontpath, HomeFree, Rio Volt, SupraExpress, Diamond Mako, SupraMax and ProGear are trademarks of SONICblue Incorporated. Rio is a registered trademark of RioPort, Inc. and is used by SONICblue under licenses from RioPort, Inc. Other trademarks referenced herein are the property of their respective owners.

GENERAL

     SONICblue Incorporated designs, develops and markets products for the digital media, consumer electronics, Internet appliance and home networking markets. SONICblue's business is now focused on three principal business units, Rio, frontpath and Access.

     Rio. The Rio division designs, develops and markets digital audio players. Having introduced the industry's first portable MP3 player in 1998, Rio has continued to launch additional portable players with enhanced features and increased memory capacity for longer playback times. Rio has recently expanded its digital audio offerings to include a removable in-dash player and a receiver that uses existing phone lines to stream digital music from a home computer to any room in which the receiver is located.

     frontpath. Through its wholly owned subsidiary frontpath, inc., SONICblue pursues opportunities in the information appliance home and vertical markets such as medical, education, travel and entertainment. frontpath is introducing portable solutions to bring the power of the Internet to businesses by offering a broadband, wireless information appliance focused on customized applications and personalized information for anywhere, anytime use.

     Access. The Access business unit develops products under the Diamond brand, including the Diamond Mako personal digital assistant, or PDA, HomeFree networking products and Supra fax/modems. Access is focused on delivering products that allow consumers to tie Internet appliances, or iAppliances, and PC peripherals together and to enable multiple device or user access to a high-speed Internet connection or a virtual private network.

     Pursuant to an Asset Purchase Agreement dated as of March 30, 2001, SONICblue agreed to sell its professional graphics division to ATI Technologies Inc. for $2.7 million in cash and further financial consideration of up to $7.3 million. Based in Starnberg, Germany, the professional graphics division designs, develops and markets graphics solutions for Windows NT and Linux workstations using IBM's high-end graphics technology.

     SONICblue sells its products through distributors, retailers, e-commerce websites, including its own on-line e-store, mail order catalogs and national reseller organizations. Headquartered in Santa Clara, California, SONICblue has sales, marketing, customer care and technical facilities in several locations including Albany, Oregon; Austin, Texas; Billerica, Massachusetts; Vancouver, Washington; Hong Kong, P.R.C.; Paris, France; Saarbrucken, Germany; Seoul, Korea; Singapore; Starnberg, Germany; Sydney, Australia; Taiwan, R.O.C.; Tokyo, Japan; and Winnersh, U.K.

     SONICblue was incorporated as S3 Incorporated on January 9, 1989 in the State of Delaware and changed its name to SONICblue Incorporated in November 2000. SONICblue operates in one principal industry segment.

BACKGROUND

     Prior to the transfer in January 2001 of its graphics chips business to S3 Graphics Co., Ltd., a joint venture between VIA Technologies, Inc., or VIA, and a wholly owned subsidiary of SONICblue, SONICblue was a leading supplier of graphics and multimedia accelerator subsystems for personal computers, or PCs, for more than ten years. In September 1999, SONICblue made a significant strategic shift by merging with Diamond Multimedia Systems, Inc., an established PC original equipment manufacturer, or OEM, and retail provider of communications and home networking solutions, PC graphics and audio add-in boards, digital audio players and information appliances. Diamond products included the Rio line of digital audio players, the Stealth and Viper series of video accelerators, the Monster series of gaming accelerators, the Fire series of NT workstation 3-D graphics accelerators, the Supra series of modems and the HomeFree line of home networking products. The merger with Diamond established SONICblue as a single graphics solutions provider, including the silicon, board and software elements, in the retail, commercial and OEM PC graphics markets.

     In November 1999, SONICblue and VIA established a joint venture to design, produce and market high-performance integrated graphics and core logic chip sets to the volume OEM desktop and notebook PC markets. The joint venture, S3-VIA Inc., was jointly funded with access to both SONICblue's and VIA's technology as well as distribution rights for developed products between SONICblue and VIA. At December 31, 2000, SONICblue owned 50.1% of the voting common stock of S3-VIA and, accordingly, consolidated the accounts of S3-VIA Inc. in its consolidated financial statements. In January 2001, SONICblue's interest in S3-VIA was transferred, along with SONICblue's graphics chip business, to S3 Graphics Co., Ltd., another joint venture between VIA and a wholly owned subsidiary of SONICblue, as described in "Recent Developments" below.

     In January 2000, SONICblue publicly announced that it was exploring business transactions intended to increase stockholder value by separating its graphics chips division from its other business. In February 2000, SONICblue purchased substantially all of the assets of Number Nine Visual Technology Corporation, a supplier of graphics accelerator subsystems for PCs using SONICblue graphics chips. The acquisition of the assets of Number Nine, a supplier to IBM, allowed SONICblue to consolidate its graphics business with IBM into a single source distribution model and furthered SONICblue's strategy of becoming a single graphics solution provider to the PC graphics market. The acquisition also added skilled hardware and software engineering resources to SONICblue's existing teams.

     In August 2000, SONICblue announced the shut-down of its Diamond video and gaming accelerator business. In September 2000, SONICblue formed frontpath as a wholly owned subsidiary to develop information appliances, such as accessible wireless portable devices to allow businesses and consumers to live connected at home, at work and at play.

RECENT DEVELOPMENTS

     In November 2000, SONICblue acquired U.K. digital audio equipment manufacturer Empeg Limited, known as empeg, for $1.9 million. One of the first companies to design and bring to market digital audio players for automobiles, empeg has become a part of SONICblue's Rio division, and empeg's technology formed the basis for the recently introduced Rio Car audio player.

     In January 2001, SONICblue completed the transfer of its graphics chips assets to S3 Graphics Co., Ltd., another joint venture between VIA and a wholly owned subsidiary of SONICblue. The joint venture will manufacture and distribute graphics products and conduct related research and development activities. Pursuant to the joint venture agreement with VIA, SONICblue received 13 million shares of SONICblue common stock as payment, and the joint venture assumed certain liabilities relating to the graphics chips business. Upon the occurrence of events specified in the investment agreement between SONICblue and VIA, SONICblue must pay specified liquidated damages, subject to a maximum damages cap. Under the joint venture agreement, SONICblue will also receive earn-out payments if the new venture meets specified profitability goals. At closing, SONICblue issued to a wholly owned subsidiary of VIA a warrant to purchase up to 2 million shares of SONICblue common stock at an exercise price of $10.00 per share, for an aggregate exercise price of $20 million.

     In February 2001, SONICblue announced that it signed a definitive agreement to acquire Sensory Science Corporation, whose assets include the Go Video, California Audio Labs and Rave brands as well as an exclusive distribution agreement with Loewe Opta GmbH of Germany. Pending the consummation of the acquisition of Sensory Science Corporation, SONICblue has made a loan to Sensory Science in the amount of $3 million and has obtained a warrant to purchase 5,357,143 shares of Sensory Science common stock.

     In March 2001, SONICblue signed a definitive agreement to acquire ReplayTV, Inc., a developer of personal television technology. Under the terms of the agreement, SONICblue will issue an aggregate of 15.5 million shares of common stock and options and warrants to purchase shares of SONICblue common stock in exchange for all of ReplayTV's outstanding equity, and ReplayTV will become a wholly owned subsidiary of SONICblue. The agreement also provides that if the value of the SONICblue common stock to be issued to stockholders of ReplayTV at the closing of the transaction is less than $80 million, ReplayTV may terminate the agreement unless SONICblue, at its option, either pays additional cash or issues additional shares to bring the value at closing to $80 million. In connection with the proposed acquisition of ReplayTV, SONICblue has made loans to Replay in the amount of $10 million and agreed to loan ReplayTV up to an additional $6 million.

     In March 2001, SONICblue announced the proposed sale to ATI Technologies of its professional graphics division, based in Starnberg, Germany, which produces the Fire GL line of graphics accelerators. Under the terms of an Asset Purchase Agreement, SONICblue will receive $2.7 million in cash and is eligible to receive further financial consideration of up to $7.3 million, contingent upon the Fire GL graphics business achieving future performance targets.

PRODUCTS

     Rio Digital Audio Players. The Rio 300 and Rio 500 were SONICblue's first portable digital audio players, followed by the Rio 600, Rio 800 and Rio 800 Extreme. Rio players allow users to enjoy near-compact disc, or CD, quality audio that has been uploaded to the device from a PC's hard drive in the MP3 compression format or Windows Media, or WMA, format. Users may download music from the Internet and transfer music from personal CDs and other digital formats for upload to, and playback using, a Rio player. The handheld Rio player uses flash memory and is battery powered.

     Diamond shipped the industry's first hand-held digital audio player in November 1998. In 1999, as competitors entered the market with similar first generation devices, Diamond introduced the second-generation Rio 500 handheld player. The PC and Macintosh-compatible Rio 500 stores and plays up to two hours of music with improved fidelity and gives users more freedom to manage their audio content, compared to the Rio 300, and uses a universal serial bus, or USB, connection for faster upload speeds. Models developed after the Rio 300 are also upgradeable to support future audio formats. In 2000, SONICblue introduced the Rio 600 and Rio 800, with up to one and two hours of music storage, respectively. For the fitness enthusiast, the Rio division partnered with Nike to deliver the psa[play 60 and psa[play 120, both built for exercise and high endurance activities. The recently released Rio 800 Extreme plays up to 12 hours of music based on its 384 megabytes, or MB, of memory, consisting of 256MB on-board memory with a 128MB backpack, a clip on or external memory device.

     The Rio division has also introduced two models of clip-on Rio memory backpacks which offer an extra hour or two hours of storage for owners of Rio 600 and Rio 800 players. SONICblue currently expects to introduce additional backpacks in the second half of 2001.

     In January 2001, SONICblue began shipping the Rio Volt, a portable CD player that plays standard music CDs and recordable CDs containing MP3 and WMA files.

     In addition to its handheld Rio devices, SONICblue has also been developing other digital audio products for use in consumers' homes, offices and automobiles. SONICblue recently introduced the Rio Car, a removable in-dash digital audio player with models ranging from 10 gigabytes, or GB, to 60GB, or up to 1,000 hours of music, based on technology from empeg, and the Rio Digital Audio Receiver, a device that uses existing phone lines to stream digital music from a home computer to any room in which a receiver is located. The Rio division is developing new products that will give users other ways to enjoy digital audio, including a Rio boombox featuring Boston Acoustics audio.

     Diamond Mako. SONICblue announced the launch of the Diamond Mako connected organizer in October 2000, the first product to be released under an agreement with Psion Computers PLC. The Mako is a PDA focused on mobile productivity, combining organizer, spreadsheet, word-processing, e-mail and web-browsing applications in a clamshell design that fits in a user's pocket. It includes a full keyboard, 480-by-160 pixel display and 16MB of memory. Mobile connectivity is available through an optional 56 kilobits per second, or 56K, travel modem or through a compatible data and infrared modem phone linked to a network service provider. The Diamond Mako synchronizes with PCs via its serial port docking station, and users can connect to other PDAs via the standard infrared port to beam contact data back and forth.

     HomeFree Home Networking and Digital Subscriber Line, or DSL, Residential Gateway Products. SONICblue's Diamond brand HomeFree communications products allow users to network multiple PCs throughout their home via phone or power lines to share Internet access, content and peripheral devices and to engage in multiple platform applications such as head-to-head gaming.

     SONICblue's HomeFree Phoneline USB uses a USB connection and is currently the only cross-platform (Windows and Mac-compatible) home networking product on the market. SONICblue's HomeFree Phoneline 10 million bits per seconds, or Mbps, networking product allows users to share Internet access, content and peripheral devices, transferring information at speeds of up to 10Mbps. In addition, the recently announced HomeFree Asymmetric Digital Subscriber Line, or ADSL, Residential Gateway allows users to network their DSL Internet connection throughout their entire household. In January 2001, SONICblue announced the HomeFree Powerline, a home networking solution based on Intellon Corp.'s PowerPacket powerline technology, which allows multiple PCs to share broadband Internet connections, MP3 music, video and peripherals, such as printers and scanners, as well as play multiplayer games by plugging into a common power outlet, transferring information at speeds of up to 10Mbps.

     In December 1999, SONICblue and Covad Communications, Inc., a nationwide DSL service provider, agreed to jointly market and sell SONICblue's HomeFree Phoneline and Residential Gateway products with Covad's services, providing consumers with a one-stop shopping DSL solution.

     Supra Modems. Under the Diamond brand, SONICblue markets a family of dial-up fax/data modems that include the SupraExpress and SupraMax family of modems. The SupraExpress family of modems are external fax/data modems that connect via a serial cable or USB interface, support the 56K International Telecommunications Union, or ITU, standard (V.90) and are PC and/or Macintosh compatible. The SupraMax family of modems are internal fax/data modem solutions that connect via the Peripheral Component Interconnect, or Industry Standard Architecture, interface for legacy configurations, while providing an upgraded 56K connection.

     frontpath Information Appliances. SONICblue is exploring and developing a range of Internet devices that are intended to combine its existing expertise in home networking, consumer design and ease of use with core technology from industry-leaders such as Transmeta, Cirrus Logic and others. frontpath's first product, the ProGear Information Appliance, is a web pad based on Transmeta's Crusoe processor. The Linux-based ProGear is a wireless, fully portable, broadband-based product which combines a 10.4 inch liquid crystal display screen with touchscreen technology and handwriting recognition and provides the full range of media content, including e-mail, web browser, personal organizer, customer applications, MP3s and ebooks.

     SONICblue's successful development, manufacture and marketing of its current and future products are subject to a number of risks discussed in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors That May Affect Results."

SONICBLUE'S INVESTMENTS

     In October 1999, SONICblue caused RioPort, Inc. (formerly RioPort.com, Inc.), which was a wholly owned subsidiary of SONICblue, to sell shares of its preferred stock to third party investors. RioPort is developing an integrated platform for acquiring, managing and experiencing music and spoken audio programming from the Internet. As a result, SONICblue retains a minority investment in RioPort and accounts for its investment using the equity method. In addition, in November 1999, SONICblue received $10.9 million for the sale to RioPort of OneStep, LLC, a software development company. In June 2000, RioPort sold additional preferred stock to third party investors. As part of this financing, the Company invested an additional $10.7 million in RioPort, maintaining its percentage ownership of RioPort. In the fourth quarter 2000, RioPort sold additional preferred stock to third party investors. As of December 31, 2000, the Company held approximately 33% of RioPort's outstanding stock.

     In 1995, SONICblue entered into a joint foundry venture with United Microelectronics Corporation, or UMC, to build United Semiconductor Corporation, or USC, a semiconductor manufacturing facility in Taiwan, R.O.C. In January 2000, USC merged with UMC and, as a result of the merger, SONICblue received 252 million UMC shares in exchange for 252 million USC shares. The Company also received a 20% stock dividend, or approximately 50.4 million shares of UMC stock, in April 2000, increasing SONICblue's holdings to approximately 302 million shares of UMC stock. The Company sold 15 million shares of UMC stock in 2000 and 25 million shares in the first quarter of 2001 on the Taiwan Stock Exchange. Under the terms of the USC merger with UMC, 50% of the UMC shares received by SONICblue are classified as restricted because they are subject to restrictions on their sale that lapse over a three-year period from the date of the merger. At December 31, 2000, approximately 126 million shares were restricted and are recorded as a long-term investment at cost. The unrestricted shares are recorded as a current asset and are valued at market in accordance with SFAS 115. At December 31, 2000, the market value of both our short-term and long-term investment in UMC had declined by $519.8 million below its original cost basis. It was determined that this decline was related to the downturn in the semiconductor industry as a whole and was temporary in nature due to the historically cyclical nature of the industry. The available-for-sale portion of our investment was marked-to-market through other comprehensive income as required by SFAS 115. Subsequent to the year-end, the market value of our investment in UMC remained significantly below our cost. The downturn in the semiconductor industry and the economy in general appears to be more severe than previously anticipated. There is a great deal of uncertainty regarding when the semiconductor industry will recover from this down cycle. The Company is continuing to evaluate its need to reduce the value of its investment. Should the Company conclude that the decline in value is other than temporary, it will report a loss in other income and expense at that time. As of March 1, 2001, SONICblue's 262 million UMC shares held as of that date were worth approximately $410 million, based on the closing price of UMC shares on the Taiwan Stock Exchange on that date and the U.S. dollar to New Taiwan Dollar exchange rate prevailing on that date. The value of SONICblue's UMC shares fluctuates based on the trading price of UMC shares on the Taiwan Stock Exchange. No assurance can be given that SONICblue would realize the $410 million value as of March 1, 2001 if it were to liquidate its investment.

     During 2000, in addition to the further investment in RioPort, SONICblue made a number of investments in companies that are developing technology in areas such as semiconductors, user interfaces, networking, peripherals and digital audio music content including ComSilica, Inc., CyberPIXIE.com, Inc., DataPlay, Inc., Entridia Corporation, Epic Technologies Inc., ETC Music, Inc., Intellon Corporation and KB Gear Interactive, Inc.

MARKETS AND STRATEGY

     SONICblue's business strategy is to identify emerging markets and customers' needs, to use its technological expertise to quickly provide integrated, easy to install and use, high-performance multimedia and connectivity solutions for the PC platform, and to use its worldwide channels to achieve broad distribution and support of its products. SONICblue aims to expand its position as a leader in multimedia and connectivity products for the home, enabling consumers to create, access and experience compelling new media content from their desktops and through the Internet. SONICblue's objectives for 2001 include: capitalizing on new technologies such as digital audio over the Internet, digital video over the Internet, information appliances, broadband modems and home networking; expanding international sales; increasing penetration of the market for its digital audio players; and, in connection with its proposed acquisitions of ReplayTV and Sensory Science, expanding its digital media products to include video and personal television.

     Recognizing the rapid conversion of consumer electronic products from analog to digital technology, the convergence of consumer and computing systems into new and evolving information access devices and the PC's inherent position as the most advanced and well-positioned digital platform, SONICblue intends to leverage its PC and consumer technology expertise to develop new products for both computer and consumer applications that exploit these trends. Through several recent acquisitions and investments, SONICblue has been able to add to its technical expertise and expand its product offerings while further improving its distribution channels and market presence both domestically and internationally.

SALES, MARKETING, DISTRIBUTION AND CUSTOMER SUPPORT

     SONICblue sells its products through independent domestic and international distributors and directly to retailers, mass merchants and other resellers. SONICblue also sells its retail products in the United States through e-commerce web sites, including its own on-line store, mail-order catalogs and national reseller organizations. SONICblue is currently seeking to expand its penetration of e-commerce, retail and mass-merchant consumer electronics channels.

     SONICblue has been making significant efforts to expand its retail sales channels through international penetration in Europe, Latin America, and the Asia-Pacific region, including Japan. The requirements of these regions are, however, substantially different from one another and from the North American market. The inability of SONICblue to successfully penetrate any of these channels or to manage them on a profitable basis could have a material adverse effect on future operating results. Additional information regarding geographic areas is included in Note 11 to the Consolidated Financial Statements.

     Export sales accounted for 56%, 70% and 89% of sales in 2000, 1999 and 1998, respectively. Approximately 33% of export sales in 2000 were to affiliates of United States customers. Our efforts to expand international distribution of our products have historically subjected SONICblue to the risks of conducting business internationally. Presently, our efforts to expand international distribution of current products as well as S3 Graphic Co., Ltd., the joint venture between VIA and wholly owned subsidiary of SONICblue, continue to subject SONICblue to the risks of conducting business internationally, including those set forth under "Management's Discussion and Analyss of Financial Condition and Results of Operations -- Factors That May Affect Our
Results -- SONICblue Has Significant Exposure to International Markets."

     SONICblue maintains a customer service and technical support organization focused on providing value to customers beyond the purchase of SONICblue's products. In this regard, SONICblue provides on-line customer service and technical support to retail customers via e-mail and telephone and an artificial intelligence "wizard" accessible through SONICblue's web site, as well as through facsimile and direct telephonic communication. SONICblue supports the online community through its presence on the Internet, where technical support, frequently asked questions and a searchable knowledge base can be found.

RESEARCH AND DEVELOPMENT

     SONICblue believes that continued investment in research and development are critical to its ability to introduce, on a timely basis and at competitive prices, new and enhanced products incorporating the latest technology and addressing emerging market needs. SONICblue's research and development staff consisted of 321 employees at December 31, 2000 and 181 employees at March 1, 2001, subsequent to the transfer of the graphics chips business to S3 Graphics Co., Ltd., the joint venture between VIA and a wholly owned subsidiary of SONICblue. SONICblue's engineers are engaged in the development of new products such as web pads, new generations of the Rio player, home networking devices, and other emerging PC and Internet multimedia functions. SONICblue's software engineers are engaged in ongoing development of software and firmware drivers to enhance the performance of video and audio accelerators, analog and digital modems, and various information appliances, as well as upgrades to SONICblue's proprietary software utility applications. Research and development expenses, which included the graphics chips business, were $83.4 million, $73.9 million and $78.6 million in the years ended December 31, 2000, 1999 and 1998, respectively.

     SONICblue also endeavors to work closely with third parties that are strategic to SONICblue's business. Specifically, we work with suppliers of audio, modem and other multimedia chipsets in an effort to select the appropriate advanced components for SONICblue's new digital media products. SONICblue seeks to develop in a timely manner the software required to incorporate multimedia chipsets into SONICblue's products, and SONICblue's products into the evolving architecture and capabilities of the PC and the Internet. SONICblue also works with leading PC hardware, operating system and software applications suppliers in an effort to stay abreast of emerging opportunities and new standards in the market. There can be no assurance that SONICblue's development efforts will be successful, or that SONICblue will be able to introduce competitive new products into the marketplace in a timely manner.

MANUFACTURING METHODOLOGY

     SONICblue uses an international network of independent electronics assembly subcontractors, principally located in Asia, to assemble and test its products. SONICblue generally procures its current hardware products on a turnkey basis from its subcontract manufacturing suppliers and anticipates that, in the future, the only products not being procured primarily on a turnkey basis will be new products in their launch phase.

     SONICblue packages the assembled products its receives from its subcontractors with software, manuals and additional hardware components, placing such materials in retail packaging for the retail and mass-merchant channel. While SONICblue uses several electronics assembly subcontractors to minimize the risk of business interruption, there can be no assurance that a problem will not arise with one or more of these suppliers that could adversely affect operating results.

     There can be no assurance that SONICblue will obtain sufficient sources of supply of product to meet customer demand in the future. Obtaining sufficient flash memory is particularly difficult during periods of high growth, and may become substantially more difficult if SONICblue's product requirements increase significantly.

     Although SONICblue extensively tests its software and hardware products prior to their introduction, it is possible that design errors may be discovered after initial product sampling, resulting in delays in volume production or recall of products sold. The occurrence of any such errors could have a material adverse effect on SONICblue's reputation, product introduction schedule and operating results.

COMPETITION

     The markets in which SONICblue operates are extremely competitive, and SONICblue expects that competition will increase. SONICblue competes directly against a large number of suppliers of audio subsystems, PDAs, information appliances, home networking products and PC communications products. In the digital audio player market, competitors include Audiovoxx, Casio, Creative Technology, and its U.S. entity, Creative Labs, Intel, Thompson Multimedia, Samsung and Sony. In the areas of Internet appliances, home networking and modems, SONICblue faces competition from companies such as 3Com, Compaq, D-link, Intel, Linksys, NetGear, Netpliance, NIC, Motorola and Zoom Telephonics. Competitors in the PDA market include Handspring, Palm, Sharp and Symbian.

     SONICblue's markets are expected to become increasingly competitive as multimedia and connectivity functions continue to converge, the price of the average PC declines and companies that previously supplied products providing distinct functions, such as companies in the audio, video, modem and networking markets, emerge as competitors across broader product categories and in the emerging category of PC and information appliances. SONICblue may also face competition from integrated or add-on products, such as digital phones or digital cameras that incorporate audio player functions or PDAs that have optional plug-in audio players.

     SONICblue believes that its ability to compete successfully depends upon a number of factors both within and outside of its control, including product performance, product features, product availability, price, brand strength, quality, timing of new product introductions by SONICblue and its competitors, the emergence of new digital audio and PC standards, customer support and industry and general economic trends. SONICblue believes that it competes favorably with respect to these factors. There can be no assurance that SONICblue will have the financial resources, technical expertise or marketing, distribution and support capabilities to compete successfully. SONICblue's future success will be highly dependent upon the successful development and introduction of new products that are responsive to market needs. There can be no assurance that SONICblue will be able to successfully develop or market any such products.

LICENSES, PATENTS AND TRADEMARKS

     SONICblue, when appropriate, files United States patent applications for its technology. SONICblue has also built its patent portfolio substantially through acquisitions, including patent purchases and cross-licenses as well as through its acquisition of Diamond. SONICblue currently has a total of 96 United States patents which it has been issued or has acquired and 27 United States patent applications. SONICblue attempts to protect its trade secrets and other proprietary information through agreements with its customers, suppliers, employees and consultants, and through other security measures. Although SONICblue intends to protect its rights vigorously, there can be no assurance that these measures will be successful or that any issued patents will provide SONICblue with adequate protection with respect to the covered products, technology or processes.

     SONICblue has applied to the United States Patent and Trademark Office for registration of a number of trademarks and also holds common law rights in a number of trademarks. SONICblue has also applied for trademark registration of some of its trademarks in certain foreign jurisdictions. There can be no assurance that SONICblue will obtain the registrations for which it has applied. If SONICblue's use of a registered or unregistered trademark were found to violate a third party's common law or statutory trademark rights, SONICblue's business could be adversely affected.

     In addition, the laws of certain countries in which SONICblue's products are or may be developed, manufactured or sold, including China, Japan and Taiwan, may not protect SONICblue's products and intellectual property rights to the same extent as the laws of the United States.

BACKLOG

     Sales of SONICblue's products are often made pursuant to standard purchase orders that are cancelable without significant penalties. In addition, purchase orders are subject to price renegotiations and to changes in quantities of products and delivery schedules in order to reflect changes in customers' requirements and manufacturing availability. SONICblue's business, and to a large and growing extent that of the entire consumer electronics and personal computer connectivity industries, are characterized by seasonality, short lead time orders and quick delivery schedules. In addition, SONICblue's actual shipments depend on the manufacturing capacity of SONICblue's suppliers and the availability of products from such suppliers. As a result of these factors, SONICblue does not believe that its backlog at any given time is a meaningful indicator of future sales.

EMPLOYEES

     At December 31, 2000, SONICblue employed 813 individuals, of whom 130 were employed in operations, 321 in research and development, 169 in sales, marketing and technical support and 193 in administration and other support functions. Subsequent to the transfer of the graphics chips business to the joint venture between VIA and a wholly owned subsidiary of SONICblue, at March 1, 2001, SONICblue employed 535 individuals, of whom 78 were employed in operations, 181 in research and development, 169 in sales, marketing and technical support and 107 in administration and other support functions. Competition for personnel in the digital media, consumer electronics, Internet appliance and home networking industries is intense, as is competition for all categories of personnel in the Silicon Valley where many of SONICblue's employees are located. SONICblue believes that its future success will depend, in part, on its ability to continue to attract, train, motivate, retain and manage highly skilled technical, marketing and management personnel.

     None of SONICblue's employees are represented by a labor union or is subject to a collective bargaining agreement. SONICblue believes that its relations with its employees are good.

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

     The Company leases administrative facilities in San Jose, California. One building of approximately 30,000 square feet is leased by the Company through January 2003. In February 2000, the Company terminated the lease for a second 80,000 square foot building. Additionally, the Company leases an 83,000 square foot facility in Milpitas, California, primarily for assembly and logistics, which is leased through January 2004. The Company also leases research and development and administrative facilities in Vancouver, Washington, expiring in May 2001 which will not be renewed, in Starnberg, Germany through 2001 and Winnersh, U.K. through May 2011, with three, five and 10-year cancellation options, respectively. The Company also leases a 38,000 square foot facility in Albany, Oregon, expiring in July 2002. During the first quarter of 2001, the Company entered into a new lease for a 44,000 square foot facility in Tigard, Oregon expiring in June 2008, and plans to move its operations from its Vancouver, Washington facility.

     The Company also leases sales or research and development offices in Atlanta, Georgia; Dallas, Houston and Austin, Texas; Chicago, Illinois; Huntsville, Alabama; Miami and Orlando, Florida; Billerica, Massachusetts; Red Bank, New Jersey; and Raleigh, North Carolina. The Company leases international sales, distribution or technical support offices in the metropolitan areas of Tokyo, Japan; Paris, France; Seoul, South Korea; and Taipei, Taiwan as well as warehouses in Singapore and Hong Kong in order to provide sales, distribution and technical support to customers in the United States and Asia.

ITEM 3. LEGAL PROCEEDINGS.

     Since November 1997, a number of complaints have been filed in federal and state courts seeking unspecified damages on behalf of an alleged class of persons who purchased shares of SONICblue's common stock at various times between April 18, 1996 and November 3, 1997. The complaints name as defendants SONICblue, certain of its officers and former officers, and certain directors of SONICblue, asserting that they violated federal and state securities laws by misrepresenting and failing to disclose certain information about SONICblue's business. In addition, certain stockholders have filed derivative actions in the state courts of California and Delaware seeking recovery on behalf of SONICblue, alleging, among other things, breach of fiduciary duties by such individual defendants. The plaintiffs in the derivative action in Delaware have not taken any steps to pursue their case. The derivative cases in California State court have been consolidated, and plaintiffs have filed a consolidated amended complaint. The court has entered a stipulated order in those derivative cases suspending court proceedings and coordinating discovery in them with discovery in the class actions in California State courts. On plaintiffs' motion, the federal court has dismissed the federal class actions without prejudice. The class actions in California State court have been consolidated, and plaintiffs have filed a consolidated amended complaint. SONICblue has answered that complaint. Discovery is proceeding. On January 22, 2001, four of the insurance carriers which issued directors and officers insurance to SONICblue filed suit against all parties named as defendants in the securities litigation, claiming that the carriers have no obligation to provide coverage under the California Insurance Code. While management intends to defend the actions against SONICblue vigorously, there can be no assurance that an adverse result or settlement with regard to these lawsuits would not have a material adverse effect on SONICblue's financial condition or results of operations.

     SONICblue has received from the Securities and Exchange Commission a request for information relating to SONICblue's restatement announcement in November 1997. SONICblue has responded and intends to continue to respond to such requests.

     SONICblue has also been defending several putative class action lawsuits naming Diamond, which were filed in June and July 1996 and June 1997 in the California Superior Court for Santa Clara County and the U.S. District Court for the Northern District of California. Certain former executive officers and directors of Diamond are also named as defendants. The plaintiffs purport to represent a class of all persons who purchased Diamond's common stock between October 18, 1995 and June 20, 1996, or the Class Period. The complaints allege claims under the federal securities laws and California law. The plaintiffs allege that Diamond and the other defendants made various material misrepresentations and omissions during the Class Period. The complaints do not specify the amount of damages sought. On March 24, 2000, the District Court for the Northern District of California dismissed the federal action without prejudice. The parties have tentatively agreed to settle this matter, subject to final documentation and court approval, for a payment of $15.0 million. SONICblue funded $4.5 million of the settlement on November 1, 2000. SONICblue previously accrued this amount in connection with the merger with Diamond. SONICblue believes that

Diamond's insurance covers the remaining $10.5 million of the settlement and Diamond's insurers have funded that amount into the settlement.

     Sega Corporation initiated a claim for arbitration in Tokyo, Japan against Diamond in December 1998. The claim arises out of an agreement entered into between Sega and Diamond in September 1995, in which Sega agreed to provide Diamond with Sega game software that Diamond would bundle with its 3-D graphics board "The Edge." Sega claims that Diamond breached the parties' agreement by failing to pay Sega a contractual minimum royalty fee for the games as set forth in the agreement. Sega claims as damages $3.8 million in unpaid royalties and pre-judgment interest. On May 28, 1999, Diamond responded to Sega's claims by filing an answer in which it denied the material allegations of Sega's claims. The parties have filed additional briefs in support of their claims and defenses. An evidentiary hearing on this action has not yet been scheduled. SONICblue contests the material allegations of Sega's claims. In addition, SONICblue has pleaded that Sega's failure to provide it with 3-D optimized game software on a timely basis adversely affected sales of The Edge. SONICblue claims that these lost sales and profits should provide an offset to Sega's claims in the arbitration and intends to defend the suit vigorously.

     C3 Sales, Inc. filed suit against SONICblue on October 6, 1999 in the Harris County (Houston), Texas District Court. The petition sought a judicial declaration that a Sales Representative Agreement entered into between C3 and SONICblue on May 19, 1999 was a valid contract that governed the relationship between the two parties. On November 8, 1999, SONICblue answered acknowledging that the May 19, 1999 agreement was a contract between the two parties. C3 failed to respond to informal requests by SONICblue to dismiss the declaratory relief action on grounds that no justiciable controversy existed between the parties. On December 3, 1999, SONICblue filed a summary judgment motion seeking judgment against C3 on the grounds that no issues of material fact remain to be determined regarding the declaratory judgment sought by C3. C3 responded by filing an amended petition raising new matters. Specifically, C3's new claims allege that the Sales Representative Agreement applies to Diamond products, and that certain commissions due under the agreement have not been paid. SONICblue intends to defend this action vigorously.

     On January 6, 2000, PhoneTel Communications, Inc. filed a complaint for patent infringement against a group of defendants, including Diamond, in the United States District Court for the Northern District of Texas. PhoneTel generally alleges that Diamond and the other defendants are infringing its two patents by making, using, selling, offering to sell and/or importing digital synthesizers, personal computers, sound cards, or console game systems. PhoneTel does not specify which Diamond products allegedly infringe its patents. SONICblue filed Diamond's answer to the complaint on March 28, 2000. SONICblue believes it has meritorious defenses and intends to vigorously defend itself against the allegations made in the complaint.

     The digital media, consumer appliance and home networking industries are characterized by frequent litigation, including litigation regarding patent and other intellectual property rights. SONICblue is party to various legal proceedings that arise in the ordinary course of business. Although the ultimate outcome of these matters is not presently determinable, management believes that the resolution of all such pending matters will not have a material adverse effect on SONICblue's financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not applicable.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     Our common stock is traded on the Nasdaq National Market under the symbol "SBLU." SONICblue was incorporated as S3 Incorporated on January 9, 1989 and changed its name to SONICblue Incorporated in November 2000. Through November 14, 2000, our common stock was traded on the Nasdaq National Market under the symbol "SIII." The following table indicates the range of the high and low sales prices on Nasdaq as reported in its consolidated transaction reporting system.

                                                              HIGH      LOW
                                                             ------    ------
1999
  First Quarter............................................  $ 9.19    $ 6.44
  Second Quarter...........................................    9.75      6.47
  Third Quarter............................................   12.41      8.94
  Fourth Quarter...........................................   11.56      8.38
2000
  First Quarter............................................   24.44     11.16
  Second Quarter...........................................   19.75     12.06
  Third Quarter............................................   14.81      8.22
  Fourth Quarter...........................................   10.50      3.63

     As of December 31, 2000, there were approximately 831 stockholders of record of the Company's common stock. The Company has never declared or paid cash dividends on its capital stock and does not anticipate paying any cash dividends in the foreseeable future. The Company currently intends to retain future earnings for the development of its business.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA.

                                                            YEAR ENDED DECEMBER 31,
                                            -------------------------------------------------------
                                               2000        1999       1998        1997       1996
                                            ----------   --------   ---------   --------   --------
                                              (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS AND RATIOS)
STATEMENT OF INCOME DATA
Net sales.................................  $  536,704   $352,583   $ 224,639   $436,359   $439,243
Gross margin (loss).......................     (11,912)    45,422      (2,072)   135,174    168,876
Research and development expenses.........      83,433     73,896      78,566     78,612     63,382
Selling, marketing and administrative
  expenses................................     126,852     52,832      41,926     55,879     48,800
Restructuring expense.....................       6,694         --       6,109         --         --
Other operating expense(1)................          --      6,700      35,226     17,180         --
Amortization of goodwill and
  intangibles.............................      44,440     12,156          --         --         --
Income (loss) from operations.............    (273,331)  (100,162)   (163,899)   (16,497)    56,694
Net income (loss).........................  $  312,828   $(30,780)  $(113,204)  $  8,878   $ 41,588
Net income per share
  Basic...................................  $     3.46   $  (0.52)  $   (2.22)  $   0.18   $   0.88
  Diluted(2)..............................  $     3.13   $  (0.52)  $   (2.22)  $   0.17   $   0.81
Shares used in computing per share
  amounts:
  Basic...................................      90,390     59,244      51,078     49,519     47,460
  Diluted(2)..............................     101,150     59,244      51,078     51,740     52,451
BALANCE SHEET DATA
Cash and equivalents......................  $   36,582   $ 45,825   $  31,022   $ 90,484   $ 94,616
Short-term investments....................     237,690     58,918      88,553     27,186     62,768
Working capital...........................     161,511    100,149     152,244    209,993    225,550
Total assets..............................   1,099,305    722,647     325,801    492,854    485,172
Long-term obligations.....................       4,040     12,010      13,837     27,070     20,852
Convertible subordinated notes............     103,300    103,500     103,500    103,500    103,500
Stockholders' equity......................     671,653    382,633     163,530    270,840    260,321

---------------
(1) Other operating expense for 1999 includes a write-off of acquired technologies of $6.7 million. Other operating expense for 1998 includes a write-off of acquired technologies of $8.0 million and a charge for impairment of long-lived assets of $27.2 million. Other operating expense for 1997 includes a charge for impairment of long-lived assets of $17.2 million.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with "Selected Consolidated Financial Data" and the Consolidated Financial Statements and related Notes included elsewhere in this Report.

     When used in this discussion, the words "expects," "anticipates," "believes," "estimates" and similar expressions are intended to identify forward-looking statements. These statements, which include statements as to SONICblue's intention to continue to supply and support its OEM customers, channel partners and end-users for existing Diamond-Multimedia branded PC graphics add-in cards, the timing of availability and functionality of products under development, product mix, the percentage of net sales represented by any particular new or current product, trends in average selling prices, the percentage of export sales and sales to strategic customers, trends in gross margin, the availability and cost of products from the Company's suppliers, expectations regarding timing and completion of restructuring plans and expectations regarding working capital, capital expenditures, capital requirements and adequacy of capital resources, are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, those risks discussed below, as well as risks relating to SONICblue's ability to develop and timely introduce products that address market demands, manufacturing difficulties, SONICblue's ability to work with strategic partners and OEMs, the ability of the Company to obtain and retain customers, the impact of alternative technological advances and competitive products, the value of the Company's shares of UMC common stock and declines in the semiconductor industry, market fluctuations, developments in and expenses relating to litigation, SONICblue's ability to integrate acquired businesses and in a timely manner, the costs of integrating acquired businesses and technologies, and the matters discussed in "Factors that May Affect Results." These forward-looking statements speak only as of the date hereof. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any statement is based.

OVERVIEW

     SONICblue Incorporated ("SONICblue" or the "Company"), previously known as S3 Incorporated, designs, develops and markets products for the digital media, consumer electronics, internet appliance and home networking markets. The Company's products include the Rio line of digital music players, the Fire series of NT workstation 3-D graphics accelerators, the HomeFree line of home networking products and the Supra line of modems. Prior to the transfer in January 2001 of its graphics chips business to a joint venture between VIA Technologies, Inc. ("VIA") and a wholly owned subsidiary of the Company, the Company was a leading supplier of graphics and multimedia accelerator subsystems for PCs for over ten years.

     In September 1999, SONICblue made a significant strategic shift by merging with Diamond Multimedia Systems, Inc. ("Diamond"), an established PC original equipment manufacturer, or OEM, and retail provider of communications and home networking solutions, PC graphics and audio add-in boards, digital audio players and Internet appliances. The transaction was accounted for as a purchase, and, accordingly, the results of operations of Diamond and the estimated fair value of assets acquired and liabilities assumed are included in the Company's consolidated financial statements as of September 24, 1999, the effective date of the purchase.

     In October 1999, SONICblue announced that it caused RioPort, Inc. ("RioPort"), formerly RioPort.com Inc., which was a wholly owned subsidiary, to sell shares of its preferred stock to third party venture capital and strategic investors. RioPort is developing an integrated platform for acquiring, managing and experiencing music and spoken audio programming from the Internet. As a result of the preferred stock financing, the Company retained a minority investment in RioPort and accounts for its investment using the equity method. In addition, in November 1999, the Company received $10.9 million for the sale of OneStep, LLC to RioPort. In June 2000, RioPort sold additional preferred stock to third party investors. As part of this financing, the Company invested an additional $10.7 million in RioPort, maintaining its percentage ownership of RioPort. In the fourth quarter of 2000, RioPort sold additional preferred stock to third party investors. As of December 31, 2000, SONICblue held approximately 33% of RioPort's outstanding stock.

     In November 1999, the Company established a joint venture with VIA to bring high-performance integrated graphics and core logic chip sets to the volume OEM desktop and notebook PC markets. The joint venture, S3-VIA Inc., was jointly funded, with access to both SONICblue's and VIA's technology as well as distribution rights for developed products between SONICblue and VIA. At December 31, 2000, SONICblue owned 50.1% of the voting common stock of S3-VIA and accordingly, SONICblue consolidated the accounts of S3-VIA in its consolidated financial statements. In January 2001, SONICblue's interest in S3-VIA was transferred, along with SONICblue's graphics chip business, to S3 Graphics Co., Ltd., another joint venture between VIA and a wholly owned subsidiary of SONICblue, as described below.

     In August 2000, the Company began the shutdown of its Diamond Multimedia-branded graphics add-in board business. The Company will continue to supply and support its OEM customers, channel partners and end-users for the existing line of Diamond Multimedia-branded PC graphics add-in cards, but has ceased development of follow-on products. The shut-down did not extend to the Company's professional graphics division, headquartered in Germany, which continues to develop and market its line of Fire GL graphics accelerators. As discussed below, the Company signed an Asset Purchase Agreement with ATI Technologies to sell the professional graphics division.

     In September 2000, SONICblue formed frontpath, Inc. as a wholly owned subsidiary to develop Information Appliances, such as accessible wireless portable devices to allow businesses and consumers to live connected at home, at work and at play.

     In November 2000, SONICblue acquired U.K. digital audio equipment manufacturer Empeg Limited, known as empeg, for $1.9 million. This acquisition was accounted for as a purchase. One of the first companies to design and bring to market digital audio players for automobiles, empeg has become a part of SONICblue's Rio division, and empeg's technology formed the basis for the recently introduced Rio Car audio player.

     In January 2001, SONICblue completed the transfer of its graphics chips assets to S3 Graphics Co., Ltd., a joint venture between VIA and a wholly owned subsidiary of SONICblue. The joint venture will manufacture and distribute graphics products and conduct related research and development activities. Pursuant to the joint venture agreement with VIA, SONICblue received 13 million shares of SONICblue common stock as payment, and the joint venture assumed certain liabilities relating to the graphics chips business. Upon the occurrence of events specified in the investment agreement between SONICblue and VIA, SONICblue must pay specified liquidated damages, subject to a maximum damages cap. Under the joint venture agreement, SONICblue will also receive earn-out payments if the new venture meets specified profitability goals. SONICblue, through its wholly owned subsidiary, owns all of the outstanding shares of Class A stock of the joint venture, which represents 50% of the voting power of the joint venture with respect to the election of directors and 0.1% of the economic interest of the joint venture. At closing, SONICblue issued to a wholly owned subsidiary of VIA a warrant to purchase up to 2 million shares of SONICblue common stock at an exercise price of $10.00 per share, for an aggregate exercise price of $20 million.

     In February 2001, SONICblue announced that it signed a definitive agreement to acquire Sensory Science Corporation, whose assets include the Go Video, California Audio Labs and Rave brands, as well as an exclusive distribution agreement with Loewe Opta GmbH of Germany. Pending the consummation of the acquisition of Sensory Science Corporation, SONICblue has made a loan to Sensory Science in the amount of $3 million and has obtained a warrant to purchase 5,357,143 shares of Sensory Science common stock.

     In March 2001, SONICblue signed a definitive agreement to acquire ReplayTV, Inc., a developer of personal television technology. Under the terms of the agreement, SONICblue will issue an aggregate of 15.5 million shares of common stock and options and warrants to purchase shares of SONICblue common stock in exchange for all of ReplayTV's outstanding equity, and ReplayTV will become a wholly owned subsidiary of SONICblue. The agreement also provides that if the value of the SONICblue common stock to be issued to stockholders of ReplayTV at the closing of the transaction is less than $80 million, ReplayTV may terminate the agreement unless SONICblue, at its option, either pays additional cash or issues additional shares to bring the value at closing to $80 million. In connection with the proposed acquisition of ReplayTV, SONICblue has made loans to Replay in the amount of $10 million and agreed to loan ReplayTV up to an additional $6 million.

     In March 2001, SONICblue announced the proposed sale to ATI Technologies of its professional graphics division, based in Starnberg, Germany, which produces the Fire GL line of graphics accelerators. Under the terms of an Asset Purchase Agreement, SONICblue will receive $2.7 million in cash and is eligible to receive further financial consideration of up to $7.3 million, contingent upon the Fire GL graphics business achieving future performance targets.

RESULTS OF OPERATIONS

     The results of operations of SONICblue include the results of Diamond beginning in September 1999 and the results of empeg beginning in November 2000. The results also include the results from the Diamond Multimedia-branded graphics add-in board business (since the acquisition of Diamond) and its graphics chip business. The Company began the shut down of its Diamond Multimedia-branded graphics add-in boards business in August 2000, and it transferred the assets of its graphics chips business to a joint venture in January 2001. See Note 17 to the consolidated financial statements in Item 8 for unaudited pro forma information giving effect to the transfer of the graphics chips assets to the joint venture.

     The following table sets forth for the years indicated certain financial data as a percentage of net sales:

                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
                                                              2000     1999     1998
                                                              -----    -----    -----
Net sales...................................................  100.0%   100.0%   100.0%
Cost of sales...............................................  102.2     87.1    100.9
                                                              -----    -----    -----
Gross margin (loss).........................................   (2.2)    12.9     (0.9)
Operating expenses:
  Research and development..................................   15.5     21.0     35.0
  Selling, marketing and administrative.....................   23.6     15.0     18.7
  Restructuring expense.....................................    1.3       --      2.7
  Other operating expense...................................     --      1.9     15.7
  Amortization of goodwill and intangibles..................    8.3      3.4       --
                                                              -----    -----    -----
          Total operating expenses..........................   48.7     41.3     72.1
                                                              -----    -----    -----
Income (loss) from operations...............................  (50.9)   (28.4)   (73.0)
  Gain on sale of joint venture.............................    2.7      6.4     11.9
  Gain (loss) on UMC Investment, net........................  162.0       --       --
  Gain on sale of other investments.........................    1.1       --       --
  Equity income (loss) of investees.........................   (2.1)      --      7.8
  Other income (expense), net...............................   (2.1)    (0.3)    (2.4)
                                                              -----    -----    -----
Income (loss) before income taxes...........................  110.7%   (22.3)%  (55.7)%
Income tax expense (benefit)................................   52.4    (13.6)    (5.3)
                                                              -----    -----    -----
Net income (loss)...........................................   58.3%    (8.7)%  (50.4)%
                                                              =====    =====    =====

  Net Sales

     The Company's products are used in, and its business is dependent upon, the PC industry and growth of the Internet. Sales of the Company's products are primarily in the United States, Asia and Europe. Net sales were $536.7 million in 2000, an increase of 52% from $352.6 million in 1999. Net sales increased from 1999 to 2000 because of the acquisition of Diamond in 1999 and the inclusion of the revenue of Diamond products in the Company's financial results of operations beginning on September 24, 1999. Net sales in 2000 consisted primarily of the Company's graphics chips, Diamond brand graphics add-in cards, modem and communications products and Rio digital audio players, while net sales for 1999 consisted primarily of the Company's graphics chips. Net sales for 2000 for the Company's graphics chips were $226.9 million.

     Sales increased from 1998 to 1999 because of the acquisition of Diamond and the inclusion of the revenue of Diamond products in the Company's financial results of operations beginning on September 24, 1999. In addition, the Company introduced products into new markets such as add-in graphics cards and replaced older generation products in the desktop and laptop PC markets, resulting in an increased volume of product shipments and higher average selling prices.

     The Company expects that the percentage of its net sales represented by any one product or type of product may change significantly from period to period as new products are introduced and existing products reach the end of their life cycles. Due to competitive price pressures, the Company's products experience declining average selling prices over time, which at times can be substantial.

     Export sales accounted for 56%, 70% and 89% of net sales in 2000, 1999 and 1998, respectively. Approximately 33% of export sales in 2000 were to affiliates of United States customers. The Company expects that export sales will continue to represent a significant portion of net sales, although there can be no assurances that export sales as a percentage of net sales will remain at current levels. All sales transactions are denominated in U.S. dollars.

     Sales to original equipment manufacturers, or OEMs, were significant to net sales in 2000. One OEM customer accounted for 21% of net sales in 2000. Two customers accounted for 19% and 10% of net sales in 1999. Three customers accounted for 39%, 14% and 13% of net sales in 1998. The Company expects a significant portion of its future sales to remain concentrated within a limited number of strategic customers. Sales to any particular customer may fluctuate significantly from quarter to quarter.

  Gross Margin

     The Company had a negative gross margin of 2% in 2000, a positive gross margin of 13% in 1999 and a negative gross margin of 1% in 1998. The negative gross margin in 2000 was primarily the result of lower margin products sold by the Rio and Access divisions and a $3.4 million charge for the write-down of inventory relating to the shutdown of the Diamond Multimedia branded graphics add-in board business. Another factor resulting in decreased gross margin was the highly competitive pricing pressures in the market for mainstream and entertainment graphics accelerators. This was partially offset by improving margins on the Company's desktop chips and communications products.

     Gross margin in 1999 as compared to gross margin in 1998 was favorably impacted by an increase in average selling prices and an increase in sales of products with higher margins (primarily graphics chips), partially offset by charges for excess and obsolete inventory and lower of cost or market reserves made in 1999.

     The negative gross margin in 1998 was a result of decreases in overall average selling prices of the ViRGE and Trio family of accelerators. Also affecting the negative gross margin were charges for excess and obsolete inventory, lower of cost or market reserves established for the Company's 2-D and 3-D products, a $4.0 million charge for underutilized prepaid production capacity and yield losses.

     In the future, the Company's gross margins may be adversely affected by increased competition and related decreases in average selling prices (particularly with respect to older generation products), timing of volume shipments of new products, the availability and cost of products from the Company's suppliers, changes in the mix of products sold and the extent to which the Company incurs additional licensing fees. Negative gross margins could continue in the near-term future.

  Research and Development Expenses

     The Company has made and intends to continue to make significant investments in research and development to remain competitive by developing new and enhanced products. Research and development expenses were $83.4 million in 2000, $73.9 million in 1999 and $78.6 million in 1998.

     Research and development expenses increased by 13% from 1999 to 2000 as a result of inclusion of headcount and related expenses associated with the Diamond acquisition, which were included in the Company's results of operations for the entire year. Research and development expenses decreased by 6% from 1998 to 1999 as a result of an increased focus on core technology and products. Concentration of research and development efforts resulted in lower headcount and related costs. Write-offs of idle and excess capital equipment in 1998 resulted in lower depreciation and maintenance charges in 1999. Also, research and development expenses for 1998 reflect approximately $3.0 million in charges for the Company's discontinued audio and communications product lines and the write-offs of idle, excess and obsolete capital equipment associated with research and development projects terminated during the year.

  Selling, Marketing and Administrative Expenses

     Selling, marketing and administrative expenses were $126.9 million in 2000, $52.8 million in 1999 and $41.9 million in 1998. The 140% increase in selling, marketing and administrative expenses from 1999 to 2000 was due primarily to the integration and combination of selling, marketing and administrative headcount and related expenses associated with the acquisition of Diamond and Empeg Limited. Other factors that affected marketing expenses were costs associated with the refocusing of the Company's business, including its name change and image in November 2000.

     The 26% increase in selling, marketing and administrative expenses from 1998 to 1999 was primarily due to the acquisition of Diamond in October 1999 and additional sales, marketing and administrative expenses required to support the increase in revenue from 1998 to 1999. As a percentage of revenue, selling, marketing and administrative expenses decreased from 19% in 1998 to 15% in 1999.

  Restructuring Expense

     In August 2000, the Company adopted a restructuring plan relating to the shutdown of its Diamond Multimedia-branded add-in board business to reflect its long term strategy and focus. Restructuring expenses of $6.7 million in 2000 related to the shutdown included write-off of intangibles, facilities closure expenses and personnel severance compensation and related expenses. As part of the restructuring, the Company also wrote off $3.4 million of inventory, through cost of sales. At December 31, 2000, the reserve remaining for these items was $2.1 million. Aside from the original write-off of intangibles, reductions in the reserve were the result of cash payments. The Company expects the plan to be completed by the end of 2001.

     In July 1998, the Company implemented a restructuring plan, resulting in a charge of $6.1 million, in order to align resources with a new business model and to lower the Company's overall cost structure. In connection with the restructuring, the Company reduced its headcount and consolidated facilities. Severance and related benefits related to the reduction of approximately 70 employees were paid by the end of the second quarter of 1999. The number of temporary employees and contractors used by the Company was also reduced. The restructuring expense included the write-off and write-down in carrying value of equipment, which consists primarily of workstations, personal computers and furniture that are no longer utilized in the Company's operations. These assets were written down to their estimated fair value less cost to sell. Facility closure expenses were incurred as a result of the vacating of one of two leased buildings at the Company's headquarters and include leasehold improvements, furniture, fixtures and network costs. The Company completed its move in 1999.

  Other Operating Expense

     Other operating expense in 1999 included a write-off of acquired technologies of $6.7 million related to the purchase of Diamond on September 24, 1999. This was determined through valuation techniques generally used by appraisers in the high-technology industry and was immediately expensed in the period of acquisition because technological feasibility had not been established and no alternative use had been identified.

     Other operating expense in 1998 included a write-off of acquired technologies of $8.0 million and a charge for impairment of long-lived assets of $27.2 million.

  Amortization of Goodwill and Intangibles

     Amortization of goodwill and intangibles increased from $12.2 million in 1999 to $44.4 million in 2000 primarily due to the full year of amortization of goodwill and intangibles recorded as a result of the Diamond acquisition. The Diamond acquisition was effective in September 1999, at which time the amortization began.

  Gain on Sale of Manufacturing Joint Venture

     On December 31, 1997, the Company entered into an agreement with United Microelectronics Corporation, or UMC, to sell to UMC 80 million shares of stock of United Semiconductor Corporation, or USC, for a price of 2.4 billion New Taiwan Dollars. The Company received the sales price (approximately $68.0 million) in January 1998 upon closing. The gain on the sale of stock in USC recorded in 1998 was $26.6 million.

     In June 1999, the Company amended its agreement with UMC. Under the terms of the amended agreement, UMC has agreed to pay the Company, subject to certain conditions, 1.4 billion New Taiwan Dollars (totaling approximately $37.2 million in cash over the period that the cash was received) and the

Company has agreed to release UMC from contingencies associated with the sale of 80 million shares of stock of USC in January 1998 (described in the preceding paragraph) and to grant a license to UMC for 29 patents covering multimedia products and integrated circuit manufacturing technology for use in products manufactured by UMC. The Company recognized the gain on this transaction over five fiscal quarters beginning in the quarter ended June 30, 1999, as payments were received. In 1999, the gain recognized on the sale of the stock in USC was $22.4 million. In 2000, the gain recognized on the sale of stock in USC was $14.7 million.

  Gain on UMC Investment, net

     In June 1999, UMC announced a foundry consolidation plan whereby USC, United Integrated Circuits Corporation, United Silicon Incorporated and UTEK Semiconductor Corporation would be merged into UMC. Under the terms of the consolidation plan, each of the Company's shares in the USC joint venture would be exchanged for one share of UMC. On January 4, 2000, the Company's 252 million shares of USC were exchanged for 252 million shares of UMC stock. The Company recorded a gain on the transfer of the shares of $884.2 million to recognize the difference in the carrying value of its investment in USC, a privately held company, and the fair market value of the UMC, a publicly traded company, shares on the date of the transfer. Approximately half of the shares received are subject to sale restrictions and are carried at market value as of January 4, 2000 as long-term assets in the accompanying balance sheet at December 31, 2000. As the remaining shares are freely tradable, the investment is adjusted to fair market value in accordance with SFAS 115 and classified as short-term investments.

     The Company received a 20% stock dividend, or approximately 50.4 million shares of UMC stock, in April 2000, increasing the Company's holdings to approximately 302 million shares of UMC stock. The Company sold 10 million shares of UMC stock in August 2000 on the Taiwan Stock Exchange receiving net proceeds of $25.1 million. The Company sold 5 million shares of UMC stock in December 2000 on the Taiwan Stock Exchange receiving net proceeds of $6.4 million. These transactions resulted in an aggregate net loss of $10.8 million. At December 31, 2000, approximately 161 million shares are classified as a current asset with approximately 126 millions shares classified as a long-term asset.

     At December 31, 2000, the market value of both our short-term and long-term investment in UMC had declined $519.8 million below its original cost basis. It was determined that this decline was related to the downturn in the semiconductor industry as a whole and was temporary in nature due to the historically cyclical nature of the industry. The available-for-sale portion of our investment was marked-to-market through other comprehensive income as required by SFAS 115.

     Subsequent to the year-end, the market value of our investment in UMC remained significantly below our cost. The downturn in the semiconductor industry and the economy in general appears to be more severe than previously anticipated. There is a great deal of uncertainty regarding when the semiconductor industry will recover from this down cycle. The Company is continuing to evaluate its need to reduce the value of its investment. Should the Company conclude that the decline in value is other than temporary, it will report a loss in other income and expense at that time.

  Gain on Sale of Other Investments

     In fiscal year 2000, the Company recognized a gain in the amount of $5.9 million from the sale of certain non-strategic investments in corporate equity securities. There were no comparable transactions in either fiscal 1999 or 1998.

  Equity Income/(Loss) of Investees

     Investments in entities in which the Company does not have control, but has the ability to exercise significant influence over operating and financial policies, are accounted for by the equity method. In 2000, the Company's share of losses in these entities was $11.4 million. In 1999, the loss was $0.05 million. In 2000, the loss was principally due to the Company's share of losses from Rioport, Inc. In 1998, the Company recognized income of $17.5 million, attributable to its investment in USC.

  Interest Expense

     Interest expense increased from $6.2 million in 1998 to $7.2 million in 1999 to $9.2 million in 2000, primarily due to the Company's increased borrowings on its bank facility.

  Other Income (Expense), Net

     Other income (expense), net changed from a net other income of $6.3 million in 1999 to a net expense of $1.9 million in 2000. This was the result of higher foreign currency translation losses in 2000 and lower interest income due to the decreasing balance of short-term investments. Other income (expense), net changed from net other expenses in 1998 of $0.9 million to net other income in 1999 primarily due to non-recurring write-offs of certain equity investments and royalty expenses that occurred in 1998 and an increase in sublease income in 1999 as well as a decrease in interest income due to decreasing balances of short-term investments.

INCOME TAXES

     The Company's effective tax rate for 2000 was 47.4%, compared to the benefit tax rates of 60.9% and 9.6% for 1999 and 1998, respectively. The effective tax rate for 2000 reflects the effects of the gain on the UMC shares and the inability to use the goodwill amortization and foreign losses to reduce taxable income. The effective tax rate for 1999 reflects the expected benefits of current year and prior year net operating loss and tax credit carryovers. The effective tax rate for 1998 reflects the expected benefits of current year loss carrybacks net of the establishment of a valuation allowance in 1998 against the beginning of the year balance of net deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

     Cash used for operating activities was $221.2 million in 2000 and consisted primarily of the Company's operating income of $312.8 million, which included a non-cash gain on its UMC investment of $869.4 million, and other investments of $20.2 million. This was partially offset by non-cash charges including deferred income taxes of $278.2 million, amortization and depreciation of $64.8 million and equity in losses of investee of $11.4 million.

     Cash used for operating activities was $67.5 million in 1999 and consisted primarily of the Company's operating loss of $30.8 million, an increase in deferred income taxes of $61.7 million and an increase in inventories of $34.7 million. These were partially offset by non-cash charges including depreciation, amortization and write-off of acquired technologies and by decreases in accounts receivable and prepaid expenses and other and increases in accounts payable, accrued liabilities and income taxes payable.

     Cash used for operating activities was $9.3 million in 1998. The Company's operating loss of $113.2 million was offset by non-cash charges including deferred income taxes, depreciation, amortization, loss on the disposal of equipment, write-off of prepaid production capacity, the utilization of production capacity rights, write-off of impaired assets and the write-off of acquired technologies. The Company sold a portion of its interest in USC during 1998 and recognized a gain of $26.6 million. In addition the Company recognized $17.5 million in income from its 15.75% equity investment in USC. The non-cash charges were offset by decreases in accounts receivable and inventories of $36.8 million and $60.5 million, respectively. Accounts receivable decreased as a result of lower net sales by the Company, while inventories decreased as the result of lower production volumes and charges taken during 1998 for excess and obsolete inventory, lower of cost or market reserves and yield losses. Accounts payable decreased as a direct result of lower inventory purchases.

     Investing activities provided cash of $29.5 million in 2000 and consisted primarily of sales and maturities of short-term investments, including a portion of the Company's UMC investment, of $170.2 million, cash received related to the sale of USC shares of $14.7 million, offset by the additional purchase cost of merging with Diamond of $6.3 million, purchases of short-term investments, and equity investments in technology companies and other acquisitions of $140.2 million and purchases of property and equipment of $8.9 million. Investing activities provided cash of $38.7 million in 1999 and consisted primarily of maturities of short-term investments of $148.9 million, cash received from UMC related to the sale of USC shares of $22.4 million and cash received from the sale of investment in real estate partnership of $7.8 million, offset by purchases of short-term investments of $107.7 million, the merger with Diamond, net of cash acquired of $22.5 million and net purchases of property and equipment of $6.6 million. Investing activities used cash of $38.9 million in 1998 and consisted primarily of $40.0 million used in a patent purchase and cross-licensing agreement with Cirrus Logic, Inc., $5.9 million of property and equipment purchase, and $125.4 million of short-term investment purchases, offset by $66.7 million of maturities of short-term investments and $68.0 million from the sale of a portion of the Company's joint venture in USC. The Company expects capital requirements for 2001 to be consistent with those for 2000.

     Financing activities provided cash of $182.5 million in 2000 and consisted of sales of common stock of $162.0 million, including proceeds from the private sale of stock to VIA and borrowings of notes payable in the amount of $20.5 million. Financing activities provided cash of $38.7 million in 1999 and consisted of sales of common stock, net, including $34.4 million received from the sale of stock to three foreign investors, and the sale of a warrant to Intel, offset partially by repayments of notes payable. Financing activities used cash of $11.3 million in 1998 and consisted primarily of repayments of notes payable and equipment financing, offset partially by sales of common stock, net.

     In 1995, the Company entered into two long-term manufacturing capacity arrangements. The Company entered into an agreement with UMC and Alliance Semiconductor Corporation to form USC, a separate Taiwanese company, for the purpose of building and managing a semiconductor manufacturing facility in the Science Based Industrial Park in Hsin Chu City, Taiwan, R.O.C. The Company invested $53.0 million in 1996 and $36.4 million in 1995 for its 23.75% equity interest. The facility commenced production utilizing advanced submicron semiconductor manufacturing processes in late 1996. In January 1998, the Company reduced its equity interest to 15.75% through the sale of a portion of its USC shares, and received approximately $68 million in cash. In January 2000, the Company's USC shares were exchanged for 252 million UMC shares. The Company has the right to purchase up to 31.25% of the output from the foundry. In addition, the Company expanded and formalized its relationship with TSMC to provide additional capacity over the 1996 to 2000 timeframe. During the second quarter of 1999, the Company and TSMC agreed to extend the capacity term of the agreement two years to 2002. The agreement with TSMC requires the Company to make certain annual advance payments to be applied against the following year's capacity. The Company signed promissory notes to secure these payments, which totalled $9.6 million as of December 31, 1999. In July 2000, the Company terminated the "take or pay" contract with TSMC and its foundry relationship with UMC. The Company received a refund of approximately $4.8 million and the notes payable were cancelled.

     Working capital at December 31, 2000 and December 31, 1999 was $161.5 million and $100.1 million, respectively. At December 31, 2000, the Company's principal sources of liquidity included cash and equivalents of $36.6 million and $9.0 million in short term investments. In addition, the Company held shares of UMC (classified as a current asset) valued at $228.7 million at December 31, 2000 based upon then existing New Taiwan Dollar to U.S. Dollar exchange rates and UMC's market prices on the Taiwan Stock Exchange. Using the market value and exchange rate at March 1, 2001, these shares were valued at $238.0 million. At December 31, 2000, the Company had short-term lines of credit and bank credit facilities totaling $79.3 million, of which approximately $6.6 million was unused and available. The Company believes that its available funds will satisfy the Company's projected working capital and capital expenditure requirements for at least the next 12 months.

     The Company is currently a party to certain legal proceedings. Litigation could result in substantial expense to the Company. See "Item 3. Legal Proceedings."

RECENT ACCOUNTING PRONOUNCEMENTS

     As of January 1, 2001, the Company adopted Financial Accounting Standards Board Statement No. 133, Accounting for Derivative Instruments and Hedging Activities (Statement 133), which was issued in June 1998, and its amendments Statement 137, Accounting for Derivative Instruments and Hedging
Activities-Deferral of the

Effective Date of FASB No. 133 and 138, Accounting for Derivative Instruments and Certain Hedging Activities issued in June 1999 and June 2000, respectively (collectively referred to as Statement 133).

     As a result of the adoption of Statement 133, the Company will recognize all derivative financial instruments, such as foreign exchange contracts, in the consolidated financial instruments at fair value regardless of the purpose or the intent for holding the instrument. Changes in the fair value of derivative financial instruments are either recognized periodically in income or in stockholders' equity as a component of comprehensive income depending on whether the derivative financial instrument qualifies for hedging accounting, and if so, whether it qualifies as a fair value hedge or cash flow hedge. Generally, changes in fair values of derivatives accounted for as fair value hedges are recorded in income along with the portions of the changes in the fair values of the hedged items that relate to the hedged risk(s). Changes in fair values of derivatives accounted for as cash flow hedges, to the extent they are effective as hedges, are recorded in other comprehensive income net of deferred taxes. Changes in fair value of derivatives used as hedges of the net investment in foreign operations are reported in other comprehensive income as part of the cumulative translation adjustment. Changes in fair value of derivatives not qualifying as hedges are reported in income.

     In the fourth quarter of 2000, the Company implemented Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," or SAB 101, retroactively to January 1, 2000. SAB 101 requires that the following criteria must be met before revenues can be recorded: (a) persuasive evidence that an arrangement exists, (b) delivery has occurred or services have been rendered,
(c) the seller's price to the buyer is fixed or determinable, and (d) collectibility is reasonably assured. There was no cumulative effect associated with implementing SAB 101.

     In March 2000, the FASB issued Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB Opinion No. 25. FIN 44 clarifies the application of Opinion No. 25 for (a) the definition of an employee for purposes of applying Opinion No. 25, (b) the criteria for determining whether a plan qualifies as a non-compensatory plan,
(c) the accounting consequences of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 became effective July 2, 2000, but certain conclusions cover specific events that occur after either December 15, 1998, or January 12, 2000. The adoption of FIN 44 did not have a material impact on the Company's financial position, results of operation, or cash flows.

                        FACTORS THAT MAY AFFECT RESULTS

SONICBLUE HAS RECENTLY CHANGED THE FOCUS OF ITS BUSINESS AND MAY BE UNSUCCESSFUL OR EXPERIENCE DIFFICULTIES IN IMPLEMENTING THIS CHANGE. IF THIS OCCURS, SONICBLUE MAY NOT BE ABLE TO ACHIEVE OPERATING PROFITABILITY.

     In January 2001, SONICblue completed the transfer of its graphics chips business to S3 Graphics Co., Ltd., a joint venture between VIA Technologies, Inc. and a wholly owned subsidiary of SONICblue. SONICblue is realigning its resources to focus on its digital media, consumer electronics, Internet appliance and home networking businesses. SONICblue has a limited operating history with these businesses, and its shift in focus may prove to be unsuccessful. In addition, the industry is new and continually evolving. SONICblue's digital media, consumer electronics, Internet appliance and home networking businesses compete with larger, more established competitors, and SONICblue may be unable to achieve market success. SONICblue's profitability depends on its ability to successfully implement its new business strategy.

SONICBLUE EXPERIENCED NET OPERATING LOSSES IN THE PAST AND MAY EXPERIENCE NET OPERATING LOSSES AGAIN IN THE FUTURE.

     SONICblue had net income of $312.8 million for the year ended December 31, 2000, primarily from recognizing a gain on the UMC shares for the first time but not as a result of income from operations. SONICblue had a net loss of $30.8 million for 1999, and SONICblue's sales during that time consisted of primarily older generation and lower price products that were sold into markets with significant price competition. With the completion of the transfer of SONICblue's graphics chips business, SONICblue's ability to achieve operating profitability depends on its success in refocusing its business resources and in executing its business plan for its refocused business. SONICblue cannot assure you that it will be able to achieve operating profitability. If SONICblue is unable to achieve operating profitability or incurs future losses and negative cash flow, its stock price would likely decline.

SONICBLUE DEVELOPS AUDIO PRODUCTS FOR A NEW MARKET, WHICH MAY NOT DEVELOP IF CONSUMERS DO NOT ACCEPT DIGITAL AUDIO AS THEIR PREFERRED METHOD OF LISTENING TO MUSIC.

     The market for digital audio products is new and evolving. SONICblue's digital audio products play music that consumers download from the Internet or CDs. The success of SONICblue's digital audio products depends in part on consumers using the Internet, rather than using solely traditional sources, such as record stores where they buy CDs or cassette tapes, as their preferred source of music. If consumers do not access music on the Internet, or from their CDs, and download it for use on SONICblue's products, a market for SONICblue's products may not develop or may be limited.

A REDUCTION IN THE AVAILABILITY OR EASE OF DOWNLOADING MUSIC FROM THE INTERNET WILL HURT THE SALES OF SONICBLUE'S PRODUCTS.

     SONICblue's digital audio products play music downloaded from the Internet and CDs. Currently, litigation is pending that could decrease the availability of downloadable music available on the Internet. The five major record companies have sued Napster.com, an Internet service that allows its users to swap songs. The lawsuits maintain that the swapping of music between different users free of charge is a violation of the copyright laws in the United States. If the record companies prevail in the litigation, and Napster or companies offering similar services are forced to limit the selection of music available for download or are forced to go out of business, there would be a reduction in the amount of music available to consumers on the Internet. In March 2001, the court issued an injunction that orders Napster to police the trading of songs on its web site.

     Some web sites and record companies are working to provide fee-based downloading of copyright-protected music files. If these web sites are unsuccessful in providing copyright-protected music files or if consumers find the downloading too difficult or expensive, acceptance of the Internet as a source of music would decline. In addition, the rate at which the major record companies make their music available for digital purchases may discourage the use of digital audio players or reduce SONICblue's sales. Some record companies and Internet companies have announced plans to create CDs or digital music that cannot be copied or can only be copied a limited number of times, which would also limit the ability of users to download music from their own CD collections or share their music with others. New copyright protection measures, such as these, increased fees associated with making multiple copies of music from personal collections, or changes in copyright laws, could diminish the ability of consumers to download music to Rio players. Reductions in the availability or ease of downloading music from the Internet, or limitations on copying from personal CDs, could impair the use and sale of SONICblue's digital audio products.

SONICBLUE HISTORICALLY HAS HAD SIGNIFICANT PRODUCT CONCENTRATION AND CURRENTLY DEPENDS ON THE HEALTH OF THE DIGITAL AUDIO PLAYER MARKET. THIS MEANS THAT A DECLINE IN DEMAND FOR A SINGLE PRODUCT, OR IN THE DIGITAL AUDIO PLAYER AND CONSUMER ELECTRONICS MARKET IN GENERAL, COULD SEVERELY IMPACT SONICBLUE'S OVERALL REVENUES AND FINANCIAL RESULTS.

     SONICblue's revenues have historically been dependent on the markets for graphics/video chips for PCs and on its ability to compete in those markets. With the completion of the transfer of the graphics chips assets to a joint venture between VIA and a wholly owned subsidiary of SONICblue, SONICblue's remaining businesses continue to have significant product concentration. SONICblue is dependent on the markets for digital audio players, modems, home networking and other consumer electronics products. SONICblue's business would be materially harmed if it were unsuccessful in selling digital audio players, including its Rio players. Historically, over 75% of the net sales of SONICblue's subsidiary, Diamond, have come from sales of graphics and video accelerator subsystems. Excluding the graphics chips businesses, the Rio players have historically accounted for over 90% of the remainder of Diamond's sales. In 2000, Rio players and products accounted for 12.2% of SONICblue's net sales. A decline in demand or average selling prices for digital audio players, modem and home networking products would have a material adverse effect on SONICblue's sales and operating results.

BECAUSE SONICBLUE'S LARGEST FINANCIAL ASSET IS ITS SHARES OF UNITED MICROELECTRONICS CORPORATION, OR UMC, THE VOLATILITY OF SONICBLUE COMMON STOCK MAY BE INFLUENCED BY THE VOLATILITY OF UMC'S STOCK PRICE.

     SONICblue's largest financial asset is its UMC shares. The market price of UMC's stock is subject to volatility due to general market conditions as well as actual or anticipated changes in UMC's business prospects or quarterly or yearly operating results. The downturn in the semiconductor industry and the economy in general appears to be more severe than previously anticipated. There is a great deal of uncertainty regarding when the semiconductor industry will recover from this down cycle. Because the UMC shares are SONICblue's largest asset, when the price per share of UMC's stock increases or declines, the price of SONICblue's common stock on the Nasdaq National Market tends to follow changes in UMC's stock price. Fluctuations in the price of SONICblue common stock caused by changes in UMC's stock price may or may not reflect SONICblue's actual or anticipated business prospects or quarterly results. Also, fluctuations in UMC's stock price may cause fluctuations in SONICblue's stock price when there is no material news regarding SONICblue or any change in its results.

THE INFORMATION APPLIANCE MARKET IS NEW AND EVOLVING, AND SONICBLUE'S FRONTPATH SUBSIDIARY MAY NOT SUCCEED IN DEVELOPING AND BRINGING TO MARKET INFORMATION APPLIANCES FOR THE HOME AND VERTICAL MARKETS.

     The market for information appliances is new and may not develop as SONICblue anticipates, if at all. The potential size of this market opportunity and the timing of its development are uncertain. Broad acceptance of information appliances will depend on many factors, including the willingness of large numbers of consumers to use devices other than PCs to access the Internet, and the development of content and applications that are accessible from information appliances.

     A number of companies who have attempted to develop and enter the information appliance market have not succeeded in bringing products to market or have discontinued them or scaled back their information appliance divisions. frontpath's new product, the ProGear, has been released in limited quantities but has not yet been produced or deployed in volume. If frontpath is unable to obtain manufacturing capacity and develop efficiencies to successfully produce the ProGear in volume, it will be unable to supply information appliances in the vertical markets. frontpath's development of products for the home depends upon its ability to successfully manufacture and deploy information appliances in volume. If the market for information appliances does not develop or develops more slowly than SONICblue anticipates, or if SONICblue fails to meet the demand of that market or otherwise fails to achieve market penetration or price stability for its information appliance products, frontpath will experience losses that will harm SONICblue's operating results.

SALES OF DIGITAL MEDIA AND CONNECTIVITY PRODUCTS DEPEND UPON THE WIDESPREAD AVAILABILITY AND ADOPTION OF BROADBAND INTERNET ACCESS.

     SONICblue's home networking products and digital audio players, as well as future consumer-oriented frontpath information appliances, rely or will rely on high-speed access to the Internet to provide compelling content. Since SONICblue does not have control over the reliability, availability and quality of broadband access and related services, it cannot guarantee that broadband access will be available to all consumers who wish to use information appliances. Factors that may impede market acceptance of broadband services and products that rely on high-speed Internet access include:

     - limited geographical service areas and lack of availability of cost-effective, high-speed service;

     - inconsistent quality and reliability of broadband service;

     - lack of interoperability among multiple vendors' network equipment;

     - congestion in service providers' networks; and

     - inability to meet demands for increasing bandwidth.

     These factors will likely affect SONICblue's ability to develop a market for and obtain market acceptance of its products, particularly its information appliances. frontpath has invested, and is continuing to invest, substantial resources to develop its information appliances. frontpath would be unable to generate significant revenues from sales of its information appliances, and will have expended significant resources on products for which it is generating limited or no revenues, if broadband access is not available and adopted on a widespread basis.

SONICBLUE'S BUSINESS IS DEPENDENT ON THE INTERNET AND THE DEVELOPMENT OF THE INTERNET INFRASTRUCTURE.

     The acceptance and sale of SONICblue's products could decrease if the infrastructure of the Internet does not continue to be developed and maintained. For example, if consumers do not have the necessary speed and data capacity for downloading music, rendering the Internet too slow of a method for obtaining music, consumers may choose not to download music, which will decrease demand for SONICblue's digital audio products. In addition, SONICblue's success will depend in large part on increased use of the Internet which in turn can increase demand for high-speed communications products and the products that benefit from high-speed connections. SONICblue's success will also depend on businesses and consumers using the Internet more frequently for applications that use multimedia content and that require high bandwidth. Recent growth in Internet use has caused frequent periods of performance degradation. Any perceived degradation in the performance of the Internet as a whole could undermine the benefits of SONICblue's connectivity and digital media products, such as frontpath information appliances and Rio digital audio players. The performance of SONICblue's products depends on the speed and reliability of the Internet infrastructure itself. As a result, the emergence and growth of the market for SONICblue's products will depend on improvements being made to the entire Internet infrastructure.

THE JOINT VENTURE WITH VIA WILL REQUIRE SONICBLUE TO PAY SPECIFIED LIQUIDATED DAMAGES IF CERTAIN EVENTS OCCUR, AND EARN-OUT PAYMENTS TO SONICBLUE FROM THE JOINT VENTURE ARE SUBJECT TO THE JOINT VENTURE MEETING AGGRESSIVE PROFITABILITY GOALS.

     The investment agreement with VIA provides that, upon occurrence of certain events, SONICblue will pay liquidated damages, subject to a maximum damages cap. Despite the cap, liquidated damages payments could harm SONICblue's financial condition or results of operations. In addition, SONICblue will receive earn-out payments only if the new venture meets aggressive profitability goals specified in the joint venture agreement. There can be no assurance that the joint venture will be able to meet these profitability goals.

SONICBLUE MAY NOT BE ABLE TO SUCCESSFULLY MANAGE THE GROWTH AND EXPANSION OF ITS BUSINESS.

     In the two past years, and particularly following its merger with Diamond, SONICblue has experienced a significant expansion in the overall level of its business and the scope of its operations, including manufacturing, research and development, marketing, technical support, customer service, sales and logistics. This expansion has resulted in significant challenges, and a need for substantial investment in, infrastructure, process development and information systems, including:

     - attracting, integrating and retaining key employees;

     - integration of management information, product data management, internal control, accounting, telecommunications and networking systems;

     - establishment of a significant worldwide web and e-commerce presence;

     - consolidation of geographically dispersed manufacturing and distribution facilities;

     - coordination of suppliers, rationalization of distribution channels, establishment and documentation of business processes and procedures; and

     - integration of various functions and groups of employees.

SONICBLUE MAY NOT SUCCESSFULLY ADDRESS THESE CHALLENGES.

     SONICblue's future operating results will depend in large measure on its ability to implement operating, manufacturing and financial procedures and controls, improve communication and coordination among the different operating functions, integrate functions such as sales, procurement and operations, strengthen management information and telecommunications systems, and continue to hire additional qualified personnel in key areas. SONICblue may be unable to manage these activities and implement these additional procedures, controls and systems successfully. Any failure to do so could cause SONICblue's short-term and long-term operating results to suffer.

SONICBLUE'S QUARTERLY AND ANNUAL OPERATING RESULTS ARE SUBJECT TO FLUCTUATIONS CAUSED BY MANY FACTORS, ANY OF WHICH COULD RESULT IN SONICBLUE'S FAILURE TO ACHIEVE ITS REVENUE OR PROFITABILITY EXPECTATIONS.

     SONICblue's quarterly and annual results of operations have varied significantly in the past and are likely to continue to vary in the future due to a number of factors, many of which are beyond SONICblue's control. Any one or more of the factors listed below or other factors could cause SONICblue to fail to achieve its revenue or profitability expectations. The failure to meet market expectations would likely cause a decline in SONICblue's stock price. These factors include:

     - SONICblue's ability to develop, introduce, produce in volume quantities and market successfully new or enhanced products;

     - SONICblue's ability to introduce and market products in accordance with market demand and short design cycles;

     - changes in the relative volume of sales of various products with sometimes significantly different margins;

     - market acceptance of and changes in demand for SONICblue's products;

     - rapid changes in electronic commerce on which SONICblue or its customers may not capitalize or which erode SONICblue's current business base;

     - gains or losses of significant customers, distributors or strategic relationships;

     - unpredictable volume and timing of customer orders;

     - the availability, pricing and timeliness of delivery of components for SONICblue's products, including flash memory;

     - substantial disruption in SONICblue's suppliers' operations, either as a result of natural disaster, equipment failure or other cause;

     - fluctuations in the availability of manufacturing capacity or manufacturing yields and related manufacturing costs;

     - the timing of new technological advances, product announcements or introductions by SONICblue or by its competitors;

     - product obsolescence and the management of product transitions and inventory;

     - production delays;

     - decreases in the average selling prices of products;

     - rates of return in excess of those forecasted or expected;

     - seasonal fluctuations in sales;

     - general consumer electronics industry conditions, including changes in demand and associated effects on inventory and inventory practices; and

     - general economic conditions, including economic conditions in Asia and Europe in particular, that could affect the timing of customer orders and capital spending and result in order cancellations or rescheduling.

     Some or all of these factors could adversely affect demand for SONICblue's products and its future operating results.

     Most of SONICblue's operating expenses are relatively fixed in the short term. SONICblue may be unable to rapidly adjust spending to compensate for any unexpected sales shortfall, which could harm its quarterly operating results. Because the lead times of firm orders are typically short in the consumer products industry, SONICblue does not have the ability to predict future operating results with any certainty.

     Because of the above factors, you should not rely on period-to-period comparisons of results of operations as an indication of future performance.

THE DEMAND FOR SONICBLUE'S PRODUCTS HAS HISTORICALLY BEEN WEAKER IN CERTAIN QUARTERS, WHICH MAKES IT DIFFICULT TO COMPARE OUR QUARTERLY RESULTS.

     Due to industry seasonality, demand for digital audio and other consumer electronic products is strongest during the fourth quarter of each year and is generally slower in the period from March through August. This seasonality may become more pronounced and material in the future to the extent that:

     - a greater proportion of SONICblue's sales consist of sales into the retail/mass merchant channel;

     - SONICblue's net revenues become increasingly based on entertainment-related products, including products such as its Rio digital music players; or

     - to the extent SONICblue expands its European sales, it may experience relatively weak demand in the third calendar quarter due to historically weak summer sales in Europe.

     In addition, SONICblue generally ships more products in the third month of each quarter than in either of the first two months of the quarter, with levels of shipment in the third month being higher towards the end of the month. This pattern is likely to continue and makes future quarterly operating results less predictable. Because the consumer products market experiences substantial seasonal fluctuations, with more sales occurring toward the end of the year, SONICblue's quarterly results will be difficult to compare.

THE MARKETS IN WHICH SONICBLUE OPERATES ARE INTENSELY AND INCREASINGLY COMPETITIVE, AND IF IT IS UNABLE TO COMPETE SUCCESSFULLY, ITS REVENUES COULD DECLINE.

     The consumer digital media, consumer electronics, Internet appliance and home networking markets in which SONICblue competes are intensely competitive and are likely to become more competitive in the future. Because of this competition, SONICblue faces a constant and increasing risk of losing customers to its competitors. The competitive environment also creates downward pressure on prices and requires higher spending to address the competition, both of which tend to keep gross margins lower. SONICblue believes that the principal competitive factors for its products are:

     - performance and quality;

     - ability to conform and adapt to, or upgrade for, current and evolving industry standards, including audio formats;

     - access to customers and distribution channels;

     - reputation for quality and strength of brand;

     - manufacturing capabilities and cost of manufacturing;

     - price;

     - product support; and

     - ability to bring new products to the market in a timely manner.

     Many of SONICblue's current and potential competitors have substantially greater financial, technical, manufacturing, marketing, distribution and other resources. Some of these competitors may also have greater name recognition and market presence, longer operating histories, greater market power and product breadth, lower cost structures and larger customer bases. As a result, these competitors may be able to adapt more quickly to new or emerging technologies and changes in customer requirements. In addition, some of SONICblue's principal competitors may have the advantage of producing their own component parts and therefore benefit from capacity, cost and technical advantages. For example, Intel makes flash memory, a key component in digital audio players, and has recently introduced a digital audio player.

     In some markets where SONICblue is a relatively new entrant, such as modems, home networking, sound cards and consumer electronics, including digital audio or Internet music players and Internet appliances, it faces dominant competitors that include Compaq (Internet appliances and digital audio players), 3Com (home networking and modems), Creative Technology under the name Creative Labs (sound cards, modems and digital audio players), Handspring (personal digital assistants, or PDAs, and digital audio player add-ons to PDAs), Gateway (home networking, home network digital audio players and Internet appliances), Intel (home networking and digital audio players), Motorola (Internet appliances and handheld consumer electronics), Palm (PDAs), Samsung (digital audio players, digital audio player mobile telephones and Internet appliances), Sony (consumer electronic music, digital audio players and a recently announced Internet appliance) and Thompson Multimedia (digital audio players). Some of SONICblue's products face a variety of competitive sources. For example, digital audio players compete against traditional stereos and CD players, and frontpath information appliances face competition from manufacturers of stand alone Internet appliances, wireless portable Internet appliances and manufacturers of PCs. In addition, the markets in which SONICblue competes are expected to become increasingly competitive as PC products support increasingly more robust multimedia functions and companies that previously supplied products providing distinct functions (for example, companies today primarily in the sound, modem, microprocessor or motherboard markets) emerge as competitors across broader or more integrated product categories.

SONICBLUE OPERATES IN MARKETS THAT ARE HIGHLY CYCLICAL AND VULNERABLE TO SHARP DECLINES IN DEMAND AND AVERAGE SELLING PRICES.

     SONICblue operates in the digital media and consumer electronics markets. These markets have in the past experienced, and may in the future experience, significant downturns. In the event of a downturn,

SONICblue would likely experience significantly reduced demand for its products and may be pressured to reduce average selling prices. Although SONICblue is changing its focus to concentrate on its Internet-related and digital media businesses, substantially all of its revenues during 1999 and 2000 were derived from products sold for use in or with personal computers. In the near term, SONICblue expects to continue to derive most of its revenues from the sale of digital audio products, such as the Rio players. Changes in demand in digital media and consumer electronics markets could be large and sudden. Since retailers often build inventories during periods of anticipated growth, they may be left with excess inventories if market growth slows or if they have incorrectly forecasted product transitions. In these cases, the retailers may abruptly stop purchasing additional inventory from suppliers like SONICblue until the excess inventory has been used. This suspension of purchases or any reduction in demand for SONICblue's products would negatively impact its revenues and financial results. SONICblue may experience substantial period-to-period fluctuations in results of operations due to these general industry conditions.

IF SONICBLUE IS UNABLE TO CONTINUE TO DEVELOP AND MARKET NEW AND ENHANCED PRODUCTS, ITS AVERAGE SELLING PRICES AND GROSS MARGINS WILL LIKELY DECLINE.

     SONICblue must continue to develop new products in order to maintain average selling prices and gross margins. As the markets for its products develop and competition increases, SONICblue anticipates that product life cycles will shorten and average selling prices will decline. In particular, average selling prices and, in some cases, gross margins, for each of its products will decline as products mature. A decline in selling prices may cause the net sales in a quarter to be lower than those of a preceding quarter or corresponding quarter in a prior year, even if more units were sold during that quarter than in the preceding or corresponding quarter of a prior year. To minimize the effect of declining average selling prices, SONICblue must successfully identify new product opportunities and develop and bring new higher-end and higher-margin products to market in time to meet market demand. The availability of new products is typically restricted in volume early in a product's life cycle. If customers choose to wait for the new version of a product instead of purchasing the current version, SONICblue's ability to secure the manufacture of sufficient volumes of these new products to meet customer demand will be limited. If this happens, SONICblue's revenues and operating margins could be harmed.

     Historically, the gross profit margins on the products of Diamond Multimedia were lower than the margins on SONICblue's products. As a result of the Diamond merger, SONICblue's average gross margins have been lower than they were prior to the Diamond merger, thereby decreasing SONICblue's average gross margins. In addition, because the products remaining in SONICblue's refocused business include Diamond products such as the Rio players, SONICblue's average gross margins will likely be lower after the transfer of the graphics chips assets to the joint venture between VIA and a wholly owned subsidiary of SONICblue than prior to the transfer.

IF SONICBLUE FAILS TO IDENTIFY NEW PRODUCT OPPORTUNITIES OR DEVELOP AND MARKET NEW AND ENHANCED PRODUCTS, IT WILL NOT BE ABLE TO COMPETE SUCCESSFULLY.

     The markets for which SONICblue's products are designed are intensely competitive and are characterized by rapidly changing technology, evolving industry standards and short product life cycles. For example, the life cycles of the Rio audio players typically range from 12 to 18 months. If SONICblue fails to introduce new products successfully within a given time frame, SONICblue could lose revenues and market share. Further, continued failure to develop, introduce and market competitive new products that meet customer demands on time could also damage SONICblue's brand name, reputation and relationships with its customers and cause longer-term harm to its financial condition. SONICblue may not successfully enter the various product markets that it identifies. In addition, the sale of new products may not become significant or profitable. To succeed in this environment, SONICblue must anticipate the features and functionality that customers will demand. SONICblue must then incorporate those features and functionality into products that meet the design, performance, quality and pricing requirements of the digital media and consumer electronics markets in which it competes and the timing requirements of retail selling seasons. SONICblue believes this will require expenditures for research and development in the future consistent with its historical research and development expenditures related to its current refocused businesses. SONICblue has in the past experienced delays in completing the development and introduction of new products and may experience similar delays in the future. In the past, SONICblue's business was seriously harmed when it developed products that failed to achieve significant market acceptance and therefore was unable to compete successfully in its markets. This type of failure could occur again in the future.

SONICBLUE MUST MANAGE PRODUCT TRANSITIONS SUCCESSFULLY IN ORDER TO REMAIN COMPETITIVE.

     The introduction of a new product or product line is a complex task, involving significant expenditures in research and development, training, promotion and channel development, and management of existing product inventories to reduce the cost associated with returns and slow moving channel inventory. As new products are introduced, SONICblue attempts to monitor closely the inventory of products to be replaced, and to phase out their manufacture in a controlled manner. There can be no assurance that product transitions will be executed without harming SONICblue's operating results. Failure to develop products with required features and performance levels or any delay in bringing a new product to market could significantly reduce SONICblue's revenues and harm SONICblue's competitive position.

SONICBLUE DEPENDS ON A LIMITED NUMBER OF SUPPLIERS FROM WHOM IT DOES NOT HAVE A GUARANTEE OF ADEQUATE SUPPLIES, INCREASING THE RISK THAT A LOSS OF OR PROBLEMS WITH A SINGLE SUPPLIER COULD RESULT IN IMPAIRED MARGINS, REDUCED PRODUCTION VOLUMES, STRAINED CUSTOMER RELATIONS AND LOSS OF BUSINESS.

     SONICblue obtains several of the components used in its products, including flash memory for its Rio players and LCD screens and Transmeta chips for its frontpath information appliances, from single or limited sources. If component manufacturers do not allocate a sufficient supply of components to meet its needs or if current suppliers do not provide components of adequate quality or compatibility, SONICblue may have to obtain these components from distributors or on the spot market at a higher cost. SONICblue rarely has guaranteed supply arrangements with its suppliers, and suppliers may not be able to meet its current or future component requirements. If SONICblue is forced to use alternative suppliers of components, it may have to alter its product designs to accommodate these components. Alteration of product designs to use alternative components could cause significant delays and reduce its production of the related products. In addition, from time to time SONICblue has experienced difficulty meeting certain product shipment dates to customers for various reasons. These reasons include component delivery delays, component shortages and component quality deficiencies. Delays in the delivery of components, component shortages and supplier product quality deficiencies will likely continue to occur in the future. These delays or problems have in the past and could in the future result in impaired margins, reduced production volumes, strained customer relations and loss of business. For example, flash memory components, which are used in SONICblue's Rio digital audio players, significantly increased in price in September 1999 due in part to supply interruptions arising from the earthquake in Taiwan. In addition, industry-wide demand for flash memory components has increased dramatically, causing increases in price and shortages in supply. These price increases and shortages may have an adverse impact on SONICblue's gross margin in future periods.

     Also, in an effort to avoid actual or perceived component shortages, SONICblue may purchase more of certain components than it may otherwise require. Excess inventory resulting from over-purchases, obsolescence or a decline in the market value of such inventory could result in inventory write-offs, which would have a negative effect on SONICblue's financial results as happened in the first and second quarters of 1998. Although these over-purchases related to the graphics chips business, they could occur with respect to other products. Similarly, prior to SONICblue's acquisition of Diamond, Diamond's perception of component shortages caused Diamond to over-purchase certain components and pay surcharges for components that subsequently declined in value in the second, third and fourth quarters of 1998. In addition, SONICblue's inventory sell-offs or sell-offs by its competitors could trigger channel price protection charges, further reducing its gross margins and profitability.

IF A NEW STORAGE MEDIUM BECOMES THE INDUSTRY STANDARD FOR DIGITAL AUDIO AND SONICBLUE IS UNABLE TO ADAPT ITS PRODUCTS, SONICBLUE MAY NOT BE ABLE TO COMPETE.

     SONICblue's digital audio players currently include flash memory as their storage medium. If the digital audio industry adopts a new storage medium as the industry standard instead of flash memory, SONICblue may not be able to adapt its products to be compatible with the storage medium. Further, even if SONICblue is able to adapt its products to a new industry standard storage medium, SONICblue may experience component shortages, particularly if that storage medium is based on technology that is proprietary in nature or produced by a limited number of suppliers.

IF SONICBLUE IS UNABLE TO PREDICT MARKET DEMAND FOR ITS INDIVIDUAL PRODUCTS, AND FOCUS ITS INVENTORIES AND DEVELOPMENT EFFORTS TO MEET MARKET DEMAND, IT COULD LOSE SALES OPPORTUNITIES AND EXPERIENCE DECLINES IN REVENUES.

     SONICblue offers a variety of products within each product line or division. In order to arrange for the manufacture of sufficient quantities of products and avoid excess inventories, SONICblue needs to accurately predict market demand for each product. For example, if SONICblue predicted that consumers would purchase the Rio Volt and plans its manufacturing accordingly, but instead consumer demand is for the Rio 800, SONICblue would have excess inventory of the Rio Volt and lost sales opportunities for the Rio 800, as well as lost market share and brand confidence. SONICblue expects that it will become even more difficult to forecast demand as it introduces and supports multiple products and product lines and as competition in the market for its products intensifies. Significant unanticipated fluctuations in demand could cause problems in SONICblue's operations. SONICblue may not be able to accurately predict market demand in order to properly allocate its manufacturing and distribution resources among its products. As a result, SONICblue may experience declines in its revenues and lose, or fail to gain, market share.

DEMAND FOR SONICBLUE'S DIGITAL AUDIO PRODUCTS MAY DECREASE IF THE SAME CAPABILITIES PROVIDED BY ITS PRODUCTS BECOME AVAILABLE IN OR AS ADD-ONS TO OTHER PERSONAL ELECTRONICS PRODUCTS.

     Excluding sales of graphics chips products, a majority of SONICblue's net sales in 2000 were derived from the sale of digital audio players. There is a trend within the personal electronics industry for functionality from individual products to be integrated with other personal electronics products. For example, Samsung, Fuji, Handspring and others have developed or announced plans to develop personal electronic products, such as mobile telephones, digital cameras or PDA plug-ins that integrate digital audio functions. These products could significantly reduce the demand for SONICblue's products. As a result of these trends of technology migration and product integration, SONICblue's success largely depends on its ability to continue to develop products that incorporate new and rapidly evolving technologies into its products.

     SONICblue must continue to expand the scope of its research and development efforts to provide the latest in digital audio technology products, which will require that it hire and retain engineers skilled in these areas and promote additional coordination among its design and engineering groups. Alternatively, SONICblue may find it necessary or desirable to license or acquire technology to enable it to provide these functions. This technology may not be available for license or purchase on terms acceptable to SONICblue, if at all.

SONICBLUE DEPENDS ON THIRD PARTIES FOR THE MANUFACTURE OF ITS PRODUCTS.

     SONICblue relies on independent subcontractors to manufacture, assemble and/or test its products. SONICblue procures its components, assembly and test services and assembled products through purchase orders, and it does not have specific volume purchase agreements with each of its subcontractors. Most of its subcontractors could cease supplying the services, products or components at any time with limited or no penalty. If SONICblue needs to replace a key subcontractor, it could incur significant manufacturing set-up costs and delays. Also, SONICblue may be unable to find suitable replacement subcontractors. SONICblue's emphasis on maintaining low internal and channel inventory levels may exacerbate the effects of any shortage that may result from the use of sole-source subcontractors during periods of tight supply or rapid order growth. Further, some of SONICblue's subcontractors are located outside the United States, which may present heightened process control, quality control, political, infrastructure, transportation, tariff, regulatory, legal, import, export, economic or supply chain management risks.

     SONICblue faces competition for access to manufacturers and manufacturing capacity. Many of the companies competing with SONICblue for this capacity have longer operating histories and greater financial and market resources than SONICblue. SONICblue may not be able to maintain access to adequate capacity of high quality manufacturing if its subcontractors choose to offer their services to other companies who can negotiate better terms due to their market presence, pay higher prices, engage more manufacturing capacity or offer other incentives. As SONICblue develops new products, such as its frontpath information appliances, it will require manufacturing capacity to produce quantities to meet market demand. If SONICblue is unable to obtain and maintain access to high quality manufacturing capacity for its existing and future products, it will not be able to fill distributor or customer orders, and its revenues will decline.

SONICBLUE'S PRODUCTS COULD HAVE DEFECTS OR COMPATIBILITY ISSUES, WHICH COULD BE COSTLY TO CORRECT AND COULD RESULT IN THE REJECTION OF ITS PRODUCTS AND DAMAGE TO ITS REPUTATION, AS WELL AS LOST REVENUES, DIVERTED DEVELOPMENT RESOURCES AND INCREASED SERVICE COSTS AND WARRANTY CLAIMS.

     SONICblue's products could have design defects that could cause them to malfunction. Product components may contain undetected errors or "bugs" when first supplied to SONICblue that, despite testing by SONICblue, are discovered only after SONICblue's products have been installed and used by customers. From time to time, SONICblue has become aware of problems with components, product designs and other defects. Errors or defects in SONICblue's products may arise in the future, and, if significant or perceived to be significant, could result in rejection of SONICblue's products, product returns or recalls, damage to SONICblue's reputation, lost revenues, diverted development resources and increased customer service and support costs and warranty claims. Errors or defects in SONICblue's products could also result in product liability claims.

     SONICblue includes, or bundles, third party software, including operating systems, with its hardware products. For example, SONICblue includes software with its Rio players that the purchaser may use to download and store MP3 or WMA files on the player. SONICblue also incorporates third party software in its frontpath information appliances. The software products and SONICblue's hardware products are complex and may contain undetected errors or failures when first introduced or as new versions are released. SONICblue has distributed updates to Rio players in the past when required to improve sound quality or to correct minor audio problems. SONICblue generally provides warranties for its retail products allowing the return or repair of defective products. Despite testing by SONICblue, its suppliers or current or potential customers, errors may be found in new products after commencement of commercial shipments. These errors could result in loss of or delay in market acceptance or product acceptance or in warranty returns. Losses, delays or damage to SONICblue's reputation due to product defects would likely harm SONICblue's business, financial condition and results of operations.

     Additionally, new versions or upgrades to operating systems, independent software vendor titles or applications may require upgrades to the software products SONICblue bundles with its hardware products, or the software products that purchasers of SONICblue's products may obtain from other sources such as the Internet, to maintain compatibility with the new versions or upgrades. The sources for the software SONICblue bundles, or the other sources for purchasers of SONICblue's products to obtain software, may not be successful in developing new versions, upgrades or enhancements to their software products. If producers of software experience delays or are unable to maintain compatibility with new audio formats, operating systems and independent software vendor titles or applications, the demand for SONICblue's products and SONICblue's reputation could suffer. Loss of sales and damaged reputation could harm SONICblue's revenues and profitability.

SONICBLUE IS SUBJECT TO RISKS RELATING TO PRODUCT RETURNS AND PRICE PROTECTION, WHICH COULD LIMIT SONICBLUE'S REVENUES.

     SONICblue often grants limited rights to customers and distributors to return unsold inventories of its products in exchange for new products, also known as "stock rotation." SONICblue also often grants price protection on unsold inventory, which allows customers to receive a price adjustment on existing inventory when its published price is reduced. Also, some of SONICblue's retail customers may accept returned products from their own retail customers. These products are then returned to SONICblue for credit. SONICblue has experienced a significant percentage returns of its Rio players. SONICblue estimates returns and potential price protection on unsold inventory in its distribution channel and accrues reserves for estimated returns, including warranty returns and price protection. Since the fourth quarter of 1998, it reserves the gross margin associated with channel inventory levels that exceed four weeks of demand. SONICblue may be faced with further significant price protection charges as its customers move to reduce channel inventory levels of current products, such as its Rio 500, as new product introductions are made.

     In an environment of slower demand and abundant supply of products, price declines and channel promotional expenses are more likely to occur and, should they occur, are more likely to have a significant impact on SONICblue's operating results. Further, in this environment, high channel inventory levels may result in substantial price protection charges. These price protection charges have the effect of reducing net sales and gross margin. Consequently, in taking steps to bring its channel inventory levels down to a more desirable level, SONICblue may cause a shortfall in net sales during one or more accounting periods. These efforts to reduce channel inventory might also result in price protection charges if prices are decreased to move product out to final consumers, having a further adverse impact on operating results. Any estimates, reserves or accruals may be insufficient and any future price reductions may seriously harm its operating results.

SONICBLUE DEPENDS ON SALES THROUGH DISTRIBUTORS. IF RELATIONSHIPS WITH OR SALES THROUGH DISTRIBUTORS DECLINE, ITS OPERATING RESULTS WILL BE HARMED.

     SONICblue sells its products through a network of domestic and international distributors, and directly to major retailers/mass merchants. SONICblue's future success is dependent on the continued viability and financial stability of its customer base. Retail channels historically have been characterized by rapid change, including periods of widespread financial difficulties and consolidation and the emergence of alternative sales channels, such as direct mail order, telephone sales and electronic commerce on the worldwide web. SONICblue may be unable to retain its distributors. Also, its distributors may cancel or reschedule orders, and in the event of canceled orders, these orders may not be replaced by other sales. In addition, sales to any particular distributor may fluctuate significantly from quarter to quarter. The loss of, or a reduction in, sales to any of SONICblue's key distribution customers as a result of changing market conditions, competition or customer credit problems could materially and adversely affect its operating results. Likewise, changes in distribution channel patterns, such as increased electronic commerce via the Internet and increased use of mail-order catalogues, could affect SONICblue in ways not yet known. For example, the rapid emergence of Internet-based e-commerce, in which products are sold directly to consumers at low prices, is putting substantial strain on some of SONICblue's traditional distribution channels.

     Inventory levels of SONICblue's products in the two-tier distribution channels generally are maintained in a range of one to two months of customer demand. These channel inventory levels tend toward the low end of the months-of-supply range when demand is stronger, sales are higher and products are in short supply. Conversely, during periods when demand is slower, sales are lower and products are abundant, channel inventory levels tend toward the high end of the months-of-supply range. Frequently, in these situations, SONICblue attempts to ensure that distributors devote a greater degree of their working capital, sales and logistics resources to SONICblue's products instead of to the products of SONICblue's competitors. Similarly, SONICblue's competitors attempt to ensure that their own products are receiving a disproportionately higher share of the distributors' working capital and logistics resources. SONICblue may experience significant decreases in revenues if its competitors are able to secure more resources than SONICblue is able to secure from distributors during periods of slower demand or if periods of slower demand result in price protection charges.

SONICBLUE'S ABILITY TO MARKET AND DISTRIBUTE ITS PRODUCTS DEPENDS IN PART UPON ITS CURRENT AND FUTURE RELATIONSHIPS WITH ORIGINAL EQUIPMENT MANUFACTURERS, OR OEMS, AND OTHER STRATEGIC PARTNERS TO MARKET AND DISTRIBUTE SONICBLUE'S PRODUCTS UNDER THEIR OWN BRAND NAMES.

     In addition to direct distributors of SONICblue's products, SONICblue also depends upon OEMs and other strategic partners to market and distribute its products. For example, SONICblue has packaged for Dell a digital audio receiver that streams digital audio from a home computer to the receiver, and through a strategic partnership with Nike, SONICblue has developed a digital audio player that is designed for fitness enthusiasts. If SONICblue is unable to obtain and maintain relationships with OEMs and strategic partners, it will not be able to increase sales of its products and achieve market acceptance as efficiently, and its revenues may decline.

SONICBLUE RELIES ON INTELLECTUAL PROPERTY AND OTHER PROPRIETARY INFORMATION THAT MAY NOT BE ADEQUATELY PROTECTED AND THAT MAY BE EXPENSIVE TO PROTECT.

     The markets in which SONICblue competes are characterized by vigorous protection and pursuit of intellectual property rights. SONICblue relies on a combination of patent, trademark, copyright, and trade secret laws, employee and third-party nondisclosure agreements and licensing arrangements to protect its intellectual property. If SONICblue is unable to adequately protect its intellectual property, its business may suffer from the piracy of its technology and the associated loss of sales. Also, the protection provided to SONICblue's proprietary technology by the laws of foreign jurisdictions, many of which offer less protection than the United States, may not be sufficient to protect its technology. It is common in the personal electronics and Internet device industries for companies to assert intellectual property infringement claims against other companies. Therefore, SONICblue's products may also become the target of infringement claims. These infringement claims or any future claims could cause SONICblue to spend significant time and money to defend its products, redesign its products or develop or license a substitute technology. SONICblue may be unsuccessful in acquiring or developing substitute technology and any required license may be unavailable on commercially reasonable terms, if at all. In addition, an adverse result in litigation could require SONICblue to pay substantial damages, cease the manufacture, use, sale, offer for sale and importation of infringing products, or discontinue the use of certain processes. Any of these events could materially harm SONICblue's business.

     Litigation by or against SONICblue could result in significant expense and could divert the efforts of its technical and management personnel, regardless of the outcome of such litigation. However, even if claims do not have merit, SONICblue may be required to dedicate significant management time and expense to defending itself if it is directly sued, or assisting its customers in their defense of these or other infringement claims pursuant to indemnity agreements. This could have a negative effect on SONICblue's financial results.

SONICBLUE MAY NOT BE ABLE TO ATTRACT, RETAIN OR INTEGRATE KEY PERSONNEL, WHICH MAY PREVENT IT FROM SUCCEEDING.

     SONICblue may not be able to retain its key personnel or attract other qualified personnel in the future. SONICblue's success will depend upon the continued service of key management personnel. The loss of services of any of the key members of SONICblue's management team or its failure to attract and retain other key personnel could disrupt operations and have a negative effect on employee productivity and morale, decreasing production and harming its financial results. In addition, the competition to attract, retain and motivate qualified technical personnel, such as engineers, as well as qualified sales and operations personnel, is intense. SONICblue has at times experienced, and continues to experience, difficulty recruiting qualified software and hardware development engineers.

SONICBLUE DEPENDS ON A LIMITED NUMBER OF THIRD PARTY DEVELOPERS AND PUBLISHERS THAT DEVELOP SOFTWARE PRODUCTS THAT WILL OPERATE WITH AND FULLY UTILIZE THE CAPABILITIES OF ITS RIO PLAYERS.

     Only a limited number of software developers are producing software that enables the download and use of digital audio players. SONICblue does not create the software that is required to download or convert from

CDs music to run on its players but bundles third party software with its players. If SONICblue is not able to license and bundle the software, or if users are not otherwise able to obtain software free of charge or at an acceptable price, then demand for SONICblue's digital audio players will decline. Likewise, difficult to use or defective software could negatively impact SONICblue's product sales and revenues.

SONICBLUE HAS SIGNIFICANT EXPOSURE TO INTERNATIONAL MARKETS.

     Export sales accounted for 56%, 70% and 89% of net sales in 2000, 1999 and 1998, respectively. Approximately 33% of export sales in 2000 were to affiliates of United States customers. In addition, a substantial proportion of SONICblue's products are manufactured, assembled and tested by independent third parties in Asia. As a result, SONICblue is subject to the risks of conducting business internationally, including:

     - unexpected changes in, or impositions of, legislative or regulatory requirements;

     - fluctuations in the U.S. dollar, which could increase the price in local currencies of SONICblue's products in foreign markets or increase the cost of wafers and components purchased by SONICblue;

     - delays resulting from difficulty in obtaining export licenses for certain technology;

     - tariffs and other trade barriers and restrictions;

     - potentially longer payment cycles;

     - greater difficulty in accounts receivable collection;

     - potentially adverse tax treatment; and

     - the burdens of complying with a variety of foreign laws.

     In the past, SONICblue has experienced an adverse impact associated with the economic downturn in Asia that contributed to decreases in net sales. In addition, SONICblue's international operations are subject to general geopolitical risks, such as political and economic instability and changes in diplomatic and trade relationships. The People's Republic of China and Taiwan have in the past experienced and are currently experiencing strained relations, and a worsening of relations or the development of hostilities between them could disrupt operations at the manufacturing facilities of SONICblue's subcontractors and affect its Asian customers.

SONICBLUE HAS A SIGNIFICANT LEVEL OF DEBT, WHICH MAY HARM ITS ABILITY TO OBTAIN ADDITIONAL FINANCING OR ADVERSELY AFFECT ITS LIQUIDITY.

     At December 31, 2000, SONICblue had total debt and other long-term liabilities outstanding of $107 million, including a $70 million line of credit secured by SONICblue's shares of UMC. Foreclosure on the UMC shares would harm SONICblue's financial condition. The degree to which SONICblue is leveraged could harm its ability to obtain additional financing for working capital or other purposes and could make SONICblue more vulnerable to economic downturns and competitive pressures. SONICblue's significant leverage could also adversely affect its liquidity, as a substantial portion of available cash from operations may have to be applied to meet debt service requirements. In the event of a cash shortfall, SONICblue could be forced to reduce other expenditures to be able to meet such debt service requirements.

MINORITY INVESTMENTS COULD ADVERSELY AFFECT SONICBLUE'S LIQUIDITY AND EARNINGS.

     SONICblue holds minority interests in companies having operations or technology in areas within its strategic focus. Some of these investments are in research and development, start-up or development stage companies or companies where operations are not yet sufficient to establish them as going concerns. As a result, SONICblue may be called upon under contractual or other terms to provide funding for operations of these companies and may share in their losses. Adverse changes in market conditions or poor operating results of underlying investments could result in SONICblue incurring losses or an inability to recover the carrying value of its investments.

SONICBLUE MAY PURSUE STRATEGIC ACQUISITIONS AND COULD FAIL TO SUCCESSFULLY INTEGRATE ACQUIRED BUSINESSES.

     SONICblue has engaged in acquisitions in the past, has recently announced proposed acquisitions of Sensory Science and ReplayTV, and expects to evaluate acquisition opportunities in the future that could provide additional product or services offerings, technologies or additional industry expertise. Any proposed or future acquisition could result in difficulties assimilating acquired operations and products, diversion of capital and management's attention away from other business issues and opportunities and amortization of acquired intangible assets. Integration of acquired companies may result in problems related to integration of technology and management teams. SONICblue could fail to integrate the operations, personnel or products that it may acquire in the future. If SONICblue fails to successfully integrate acquisitions or achieve any anticipated benefits of an acquisition, its operations and business could be harmed.

SONICBLUE IS A PARTY TO LEGAL PROCEEDINGS ALLEGING SECURITIES VIOLATIONS THAT COULD HAVE A NEGATIVE FINANCIAL IMPACT ON US.

     Since November 1997, a number of complaints have been filed in federal and state courts seeking unspecified damages on behalf of an alleged class of persons who purchased shares of SONICblue's common stock at various times between April 18, 1996 and November 3, 1997. The complaints name as defendants SONICblue, certain of its officers and former officers, and certain directors of SONICblue, asserting that they violated federal and state securities laws by misrepresenting and failing to disclose certain information about SONICblue's business. In addition, certain stockholders have filed derivative actions in the state courts of California and Delaware seeking recovery on behalf of SONICblue, alleging, among other things, breach of fiduciary duties by such individual defendants. The plaintiffs in the derivative action in Delaware have not taken any steps to pursue their case. The derivative cases in California State court have been consolidated, and plaintiffs have filed a consolidated amended complaint. The court has entered a stipulated order in those derivative cases suspending court proceedings and coordinating discovery in them with discovery in the class actions in California State courts. On plaintiffs' motion, the federal court has dismissed the federal class actions without prejudice. The class actions in California State court have been consolidated, and plaintiffs have filed a consolidated amended complaint. SONICblue has answered that complaint. Discovery is proceeding. On January 22, 2001, four of the insurance carriers which issued directors and officers insurance to SONICblue filed suit against all parties named as defendants in the securities litigation, claiming that the carriers have no obligation to provide coverage under the California Insurance Code. While management intends to defend the actions against SONICblue vigorously, there can be no assurance that an adverse result or settlement with regard to these lawsuits would not have a material adverse effect on SONICblue's financial condition or results of operations.

     SONICblue has received from the Securities and Exchange Commission a request for information relating to SONICblue's restatement announcement in November 1997. SONICblue has responded and intends to continue to respond to such requests.

     SONICblue has also been defending several putative class action lawsuits naming Diamond, which were filed in June and July 1996 and June 1997 in the California Superior Court for Santa Clara County and the U.S. District Court for the Northern District of California. Certain former executive officers and directors of Diamond are also named as defendants. The plaintiffs purport to represent a class of all persons who purchased Diamond's common stock between October 18, 1995 and June 20, 1996, or the Class Period. The complaints allege claims under the federal securities laws and California law. The plaintiffs allege that Diamond and the other defendants made various material misrepresentations and omissions during the Class Period. The complaints do not specify the amount of damages sought. On March 24, 2000, the District Court for the Northern District of California dismissed the federal action without prejudice. The parties have tentatively agreed to settle this matter, subject to final documentation and court approval, for a payment of $15.0 million. SONICblue funded $4.5 million of the settlement on November 1, 2000. SONICblue previously accrued this amount in connection with the merger with Diamond. SONICblue believes that Diamond's insurance covers the remaining $10.5 million of the settlement and Diamond's insurers have funded that amount into the settlement.

     Sega Corporation initiated a claim for arbitration in Tokyo, Japan against Diamond in December 1998. The claim arises out of an agreement entered into between Sega and Diamond in September 1995, in which Sega agreed to provide Diamond with Sega game software that Diamond would bundle with its 3-D graphics board "The Edge." Sega claims that Diamond breached the parties' agreement by failing to pay Sega a contractual minimum royalty fee for the games as set forth in the agreement. Sega claims as damages $3.8 million in unpaid royalties and pre-judgment interest. On May 28, 1999, Diamond responded to Sega's claims by filing an answer in which it denied the material allegations of Sega's claims. The parties have filed additional briefs in support of their claims and defenses. An evidentiary hearing on this action has not yet been scheduled. SONICblue contests the material allegations of Sega's claims. In addition, SONICblue has pleaded that Sega's failure to provide it with 3-D optimized game software on a timely basis adversely affected sales of The Edge. SONICblue claims that these lost sales and profits should provide an offset to Sega's claims in the arbitration and intends to defend the suit vigorously.

     C3 Sales, Inc. filed suit against SONICblue on October 6, 1999 in the Harris County (Houston), Texas District Court. The petition sought a judicial declaration that a Sales Representative Agreement entered into between C3 and SONICblue on May 19, 1999 was a valid contract that governed the relationship between the two parties. On November 8, 1999, SONICblue answered acknowledging that the May 19, 1999 agreement was a contract between the two parties. C3 failed to respond to informal requests by SONICblue to dismiss the declaratory relief action on grounds that no justiciable controversy existed between the parties. On December 3, 1999, SONICblue filed a summary judgment motion seeking judgment against C3 on the grounds that no issues of material fact remain to be determined regarding the declaratory judgment sought by C3. C3 responded by filing an amended petition raising new matters. Specifically, C3's new claims allege that the Sales Representative Agreement applies to Diamond products, and that certain commissions due under the agreement have not been paid. SONICblue intends to defend this action vigorously.

     On January 6, 2000, PhoneTel Communications, Inc. filed a complaint for patent infringement against a group of defendants, including Diamond, in the United States District Court for the Northern District of Texas. PhoneTel generally alleges that Diamond and the other defendants are infringing its two patents by making, using, selling, offering to sell and/or importing digital synthesizers, personal computers, sound cards, or console game systems. PhoneTel does not specify which Diamond products allegedly infringe its patents. SONICblue filed Diamond's answer to the complaint on March 28, 2000. SONICblue believes it has meritorious defenses and intends to vigorously defend itself against the allegations made in the complaint.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

INVESTMENT PORTFOLIO

     The Company does not use derivative financial instruments in its investment portfolio. The Company invests in instruments that meet high credit quality standards, as specified in the Company's investment policy. The Company also limits the amount of credit exposure to any one issue, issuer or type of investment.

     The table below summarizes the Company's investment cash and equivalents and its short-term investments (all short-term investments are classified as available for sale).

                                                                   FAIR VALUE
                                                             ----------------------
                                                                 (IN THOUSANDS,
                                                             EXCEPT INTEREST RATES)
At December 31, 2000:
Cash and equivalents.......................................         $ 36,582
Weighted average interest rate.............................            5.33%
Short-term investments.....................................         $  9,017
Weighted average interest rate.............................            5.52%
Total portfolio............................................         $ 45,599
Weighted average interest rate.............................            5.37%

At December 31, 1999:
Cash and equivalents.......................................         $ 45,825
Weighted average interest rate.............................            4.94%
Short-term investments.....................................         $ 58,918
Weighted average interest rate.............................            6.48%
Total portfolio............................................         $104,743
Weighted average interest rate.............................            5.81%

     A hypothetical 10% change in market interest rates would not have a material effect on the Company's operations, cash flows, or the value of its short-term investments.

     The Company also holds an investment in UMC, a publicly traded company, which was carried at $635.0 million on the Company's consolidated balance sheet at December 31, 2000. This investment is subject to market risk. At December 31, 2000, the market value of both our short-term and long-term investment in UMC had declined to $407.2 million. A 10% decline in the market value of the UMC stock would reduce the market value of the number of shares we held at December 31, 2000 by approximately $40.7 million. It was determined that the decline from the carrying value at December 31, 2000 and the original cost basis was related to the downturn in the semiconductor industry as a whole and was temporary in nature due to the historically cyclical nature of the industry. Subsequent to the year end, the market value of the investment in UMC remained significantly below cost. The downturn in the semiconductor industry and the economy in general appears to be more severe than previously anticipated. There is a great deal of uncertainty regarding when the semiconductor industry will recover from this down cycle. Should the Company conclude that the decline in value is other than temporary, they will report a loss in other income and expense at that time.

CONVERTIBLE SUBORDINATED NOTES

     In September 1996, the Company completed a private placement of $103.5 million aggregate principal amount of convertible subordinated notes. The notes mature in 2003. Interest is payable semi-annually at 5 3/4% per annum. The notes are convertible at the option of the note holders into the Company's common stock at an initial conversion price of $19.22 per share, subject to adjustment. During 2000, $0.2 million in notes were converted into common stock. Beginning in October 1999, the notes became redeemable at the option of the Company at an initial redemption price of 102% of the principal amount. The fair value of the convertible subordinated notes at December 31, 2000 and 1999 was approximately $70.92 million and $96.13 million, respectively. A hypothetical 10% change in market interest rates would not have a material adverse effect on the Company's operations, cash flows or the fair value of the convertible subordinated notes.

IMPACT OF FOREIGN CURRENCY RATE CHANGES

     The Company invoices its customers in U.S. dollars for all products. The Company is exposed to foreign exchange rate fluctuations as the financial results of its foreign subsidiaries are translated into U.S. dollars in consolidation. The foreign subsidiaries maintain their accounts in the local currency of the foreign location in order to centralize the foreign exchange risk with the Company.

     The effect of foreign exchange rate fluctuations on the Company's financial statements for the years ended December 31, 2000 and 1999 was not material. From time to time the Company uses foreign exchange contracts as a means for hedging assets or liabilities denominated in foreign currencies. As of December 31, 2000, the Company held no exchange contracts. As of December 31, 1999, the Company had the following foreign exchange contracts:

                                                           MATURITY DATE    NOTIONAL    FAIR VALUE
                                                           -------------    --------    ----------
                                                                                (IN THOUSANDS)
Foreign Currency Forward Exchange Contracts:
  275,905,000 New Taiwan Dollars.........................  April 3, 2000     $8,489       $(200)
  275,905,000 New Taiwan Dollars.........................   July 5, 2000     $8,466       $(186)

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

      INDEX TO CONSOLIDATED FINANCIAL STATEMENTS OF SONICBLUE INCORPORATED

                                                              PAGE(S)
                                                              -------
Report of Ernst & Young LLP, Independent Auditors...........    41
Consolidated Statements of Operations for the years ended
  December 31, 2000, 1999, and 1998.........................    42
Consolidated Balance Sheets as of December 31, 2000 and
  1999......................................................    43
Consolidated Statements of Stockholders' Equity for the
  years ended December 31, 2000, 1999 and 1998..............    44
Consolidated Statements of Cash Flows for the years ended
  December 31, 2000, 1999 and 1998..........................    45
Notes to Consolidated Financial Statements..................    46
Selected Quarterly Consolidated Financial Data
  (Unaudited)...............................................    67

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

Stockholders and Board of Directors
SONICblue Incorporated

     We have audited the accompanying consolidated balance sheets of SONICblue Incorporated and its subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedule listed in the index at item 14(a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of SONICblue Incorporated and subsidiaries at December 31, 2000 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

San Jose, California
February 1, 2001,
except for the last three paragraphs
in Note 17, as to which the date is
March 30, 2001

                             SONICBLUE INCORPORATED

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                YEAR ENDED DECEMBER 31,
                                                          -----------------------------------
                                                            2000         1999         1998
                                                          ---------    ---------    ---------
Net sales...............................................  $ 536,704    $ 352,583    $ 224,639
Cost of sales...........................................    548,616      307,161      226,711
                                                          ---------    ---------    ---------
Gross margin (loss).....................................    (11,912)      45,422       (2,072)
Operating expenses:
  Research and development..............................     83,433       73,896       78,566
  Selling, marketing and administrative.................    126,852       52,832       41,926
  Restructuring expense.................................      6,694           --        6,109
  Other operating expense...............................         --        6,700       35,226
  Amortization of goodwill and intangibles..............     44,440       12,156           --
                                                          ---------    ---------    ---------
          Total operating expenses......................    261,419      145,584      161,827
                                                          ---------    ---------    ---------
Loss from operations....................................   (273,331)    (100,162)    (163,899)
  Gain on sale of manufacturing joint venture...........     14,738       22,433       26,561
  Gain on UMC investment, net...........................    869,401           --           --
  Gain on sale of other investments.....................      5,917           --           --
  Equity income (loss) of investees.....................    (11,373)         (54)      17,469
  Interest expense......................................     (9,181)      (7,205)      (6,235)
  Other income (expense), net...........................     (1,865)       6,292          944
                                                          ---------    ---------    ---------
Income (loss) before income taxes.......................    594,306      (78,696)    (125,160)
Income tax expense (benefit)............................    281,478      (47,916)     (11,956)
                                                          ---------    ---------    ---------
Net income (loss).......................................  $ 312,828    $ (30,780)   $(113,204)
                                                          =========    =========    =========
Earnings per share amounts:
  Basic.................................................  $    3.46    $   (0.52)   $   (2.22)
  Diluted...............................................  $    3.13    $   (0.52)   $   (2.22)
Shares used in computing per share amounts:
  Basic.................................................     90,390       59,244       51,078
  Diluted...............................................    101,150       59,244       51,078

          See accompanying notes to consolidated financial statements.

                             SONICBLUE INCORPORATED

                          CONSOLIDATED BALANCE SHEETS
                (IN THOUSANDS, EXCEPT SHARES AND PER SHARE DATA)

                                     ASSETS

                                                                   DECEMBER 31,
                                                              ----------------------
                                                                 2000         1999
                                                              ----------    --------
Current assets:
  Cash and equivalents......................................  $   36,582    $ 45,825
  Investment -- UMC.........................................     228,673          --
  Short-term investments....................................       9,017      58,918
  Accounts receivable (net of allowances of $7,790 in 2000
     and $19,298 in 1999)...................................      85,950      78,312
  Inventories...............................................      86,727      97,161
  Deferred income taxes.....................................          --      19,658
  Prepaid expenses and other................................       9,734      24,779
                                                              ----------    --------
          Total current assets..............................     456,683     324,653
  Property and equipment -- net.............................      24,761      34,404
  Investment -- UMC.........................................     406,363          --
  Investments -- Other......................................          --      92,763
  Deferred income taxes.....................................          --      56,458
  Goodwill and intangible assets............................     162,381     199,139
  Other assets..............................................      49,117      15,230
                                                              ----------    --------
          Total.............................................  $1,099,305    $722,647
                                                              ==========    ========
                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $   99,296    $117,539
  Notes payable.............................................      72,672      51,261
  Accrued compensation and benefits.........................      11,260       9,167
  Accrued liabilities.......................................      28,613      30,803
  Income taxes payable......................................       5,481       5,781
  Deferred income taxes.....................................      69,563          --
  Deferred revenue..........................................       8,287       9,953
                                                              ----------    --------
          Total current liabilities.........................     295,172     224,504
Deferred income taxes.......................................      25,140          --
Other liabilities...........................................       4,040      12,010
Convertible subordinated notes..............................     103,300     103,500
Commitments and contingencies (Notes 7 and 12) Stockholders'
  equity:
  Preferred stock, $.0001 par value; 5,000,000 shares
     authorized; none outstanding...........................          --          --
  Common stock, $.0001 par value; 175,000,000 shares
     authorized; 93,054,332 and 78,139,745 shares
     outstanding in 2000 and 1999, respectively.............           9           8
  Additional paid-in capital................................     602,557     434,330
  Accumulated other comprehensive loss......................    (199,599)     (7,563)
  Retained earnings (accumulated deficit)...................     268,686     (44,142)
                                                              ----------    --------
          Total stockholders' equity........................     671,653     382,633
                                                              ----------    --------
          Total.............................................  $1,099,305    $722,647
                                                              ==========    ========

          See accompanying notes to consolidated financial statements.

                             SONICBLUE INCORPORATED

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                         (IN THOUSANDS, EXCEPT SHARES)

                                                                                       ACCUMULATED
                                                                                          OTHER         RETAINED
                                                      COMMON STOCK       ADDITIONAL   COMPREHENSIVE     EARNINGS
                                                   -------------------    PAID-IN        INCOME       (ACCUMULATED
                                                     SHARES     AMOUNT    CAPITAL        (LOSS)         DEFICIT)       TOTAL
                                                   ----------   ------   ----------   -------------   ------------   ---------
BALANCE AT DECEMBER 31, 1997.....................  50,549,279     $5      $187,271      $ (16,278)     $  99,842     $ 270,840
  Comprehensive loss
    Net loss.....................................          --     --            --             --       (113,204)     (113,204)
    Other comprehensive income, net of tax:
      Change in unrealized loss on investments...          --     --            --         (5,995)            --        (5,995)
      Change in foreign currency translation
        adjustment...............................          --     --            --          7,518             --         7,518
                                                                                                                     ---------
    Other comprehensive income...................                                                                        1,523
                                                                                                                     ---------
  Comprehensive loss.............................                                                                     (111,681)
    Exercise of stock options....................     560,546     --         1,984             --             --         1,984
    Employee stock purchase plan.................     606,346     --         2,387             --             --         2,387
                                                   ----------     --      --------      ---------      ---------     ---------
BALANCE AT DECEMBER 31, 1998.....................  51,716,171      5       191,642        (14,755)       (13,362)      163,530
  Comprehensive loss
    Net loss.....................................          --     --            --             --        (30,780)      (30,780)
    Other comprehensive income, net of tax:
      Change in unrealized loss on investments...          --     --            --          3,132             --         3,132
      Change in foreign currency translation
        adjustment...............................          --     --            --          4,060             --         4,060
                                                                                                                     ---------
    Other comprehensive income...................                                                                        7,192
                                                                                                                     ---------
  Comprehensive loss.............................          --     --            --             --             --       (23,588)
  Private issuance...............................   3,423,000      1        34,438             --             --        34,439
  Exercise of stock options......................   3,390,645     --        18,155             --             --        18,155
  Employee stock purchase plan...................     895,491     --         2,294             --             --         2,294
  Diamond acquisition............................  18,714,438      2       183,923             --             --       183,925
  Sale of warrant................................          --     --           990             --             --           990
  Tax benefit of stock option transactions.......          --     --         2,888             --             --         2,888
                                                   ----------     --      --------      ---------      ---------     ---------
BALANCE AT DECEMBER 31, 1999.....................  78,139,745      8       434,330         (7,563)       (44,142)      382,633
  Comprehensive loss
    Net income...................................          --     --            --             --        312,828       312,828
    Other comprehensive income, net of tax:
      Change in unrealized loss on investments...          --     --            --       (192,000)            --      (192,000)
      Change in foreign currency translation
        adjustment...............................          --     --            --            (36)            --           (36)
                                                                                                                     ---------
    Other comprehensive loss.....................                                                                     (192,036)
                                                                                                                     ---------
  Comprehensive income...........................          --     --            --             --             --       120,792
  Private issuance...............................  10,775,000      1       145,462             --             --       145,463
  Exercise of warrants...........................     429,477     --            --             --             --            --
  Stock issued on acquisition....................     108,000     --         1,067             --             --         1,067
  Exercise of stock options and conversion of
    subordinated notes...........................   3,089,403     --        14,136             --             --        14,136
  Employee stock purchase plan...................     512,707     --         2,554             --             --         2,554
  Tax benefit of stock option transactions.......          --     --         5,008             --             --         5,008
                                                   ----------     --      --------      ---------      ---------     ---------
BALANCE AT DECEMBER 31, 2000.....................  93,054,332     $9      $602,557      $(199,599)     $ 268,686     $ 671,653
                                                   ==========     ==      ========      =========      =========     =========

          See accompanying notes to consolidated financial statements.

                             SONICBLUE INCORPORATED

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                    YEAR ENDED DECEMBER 31,
                                                              -----------------------------------
                                                                2000         1999         1998
                                                              ---------    ---------    ---------
OPERATING ACTIVITIES
  Net income (loss).........................................  $ 312,828    $ (30,780)   $(113,204)
  Adjustments to reconcile net income (loss) to net cash
    used for operating activities:
    Deferred income taxes...................................    278,160      (61,669)      15,453
    Depreciation............................................     19,420       19,530       18,844
    Amortization............................................     45,364       12,156        8,347
    Write-off of prepaid production capacity................         --           --        4,000
    Loss on disposal of property and equipment..............         --           --       11,308
    Write-off of impaired assets............................         --           --       27,226
    Write-off of acquired technologies......................         --        6,700        8,000
    Write-off of intangibles................................      4,376           --           --
    Gain on sale of shares of manufacturing joint venture...    (14,738)     (22,433)     (26,561)
    Gain on UMC investment..................................   (869,401)          --           --
    Gain on sale of other investments, net of other non-cash
      charges...............................................     (5,555)          --           --
    Equity in (income) losses of investees..................     11,373           54      (17,469)
  Changes in assets and liabilities:
    Accounts receivable.....................................     (8,586)       3,921       36,849
    Inventories.............................................     12,166      (34,704)      60,499
    Prepaid expenses and other assets.......................     21,046        3,655        5,449
    Accounts payable........................................    (18,634)       5,919      (26,573)
    Accrued compensation and benefits.......................      2,093       (2,395)      (2,397)
    Accrued liabilities.....................................     (9,168)       7,492        1,515
    Deferred revenue........................................     (1,666)        (190)      (9,015)
    Income taxes payable....................................       (309)      25,225      (11,576)
                                                              ---------    ---------    ---------
        Net cash used for operating activities..............   (221,231)     (67,519)      (9,305)
                                                              ---------    ---------    ---------
INVESTING ACTIVITIES
  Property and equipment purchases, net.....................     (8,912)      (6,614)      (5,916)
  Purchases of short-term investments.......................    (85,387)    (107,747)    (125,406)
  Sales of short-term and UMC investments...................     51,023      148,937           --
  Maturities of short-term investments......................    119,149           --       66,691
  Investment in real estate partnership.....................         --        7,812           --
  Sale of manufacturing joint venture.......................     14,738       22,433       68,025
  Merger with Diamond.......................................     (6,289)     (22,521)          --
  Equity investment in technology companies.................    (48,689)          --           --
  Other acquisitions........................................     (6,140)          --           --
  Purchase of technology....................................         --           --      (40,000)
  Other assets..............................................         --       (3,642)      (2,276)
                                                              ---------    ---------    ---------
        Net cash from (used for) investing activities.......     29,493       38,658      (38,882)
                                                              ---------    ---------    ---------
FINANCING ACTIVITIES
  Sale of common stock......................................    161,952       57,779        4,371
  Sale of warrant...........................................         --          990           --
  Net borrowings (repayments) of notes payable..............     20,579      (20,752)     (10,000)
  Repayments on equipment financing.........................         --           --       (5,646)
                                                              ---------    ---------    ---------
  Net cash provided by (used for) financing activities......    182,531       38,017      (11,275)
                                                              ---------    ---------    ---------
Effect of exchange rate changes.............................        (36)       5,647           --
                                                              ---------    ---------    ---------
Net increase (decrease) in cash and equivalents.............     (9,243)      14,803      (59,462)
Cash and equivalents at beginning of period.................     45,825       31,022       90,484
                                                              ---------    ---------    ---------
Cash and equivalents at end of period.......................  $  36,582    $  45,825    $  31,022
                                                              =========    =========    =========
SUPPLEMENTAL CASH FLOW INFORMATION
  Interest paid.............................................  $   9,497    $   7,524    $   6,235
  Income taxes paid (refunded), net.........................  $     417    $ (20,022)   $ (15,900)
  Stock issued for acquisitions.............................  $   1,067    $ 183,925    $      --

          See accompanying notes to consolidated financial statements.

                             SONICBLUE INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

 1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

  Organization

     SONICblue Incorporated ("SONICblue" or the "Company"), which was incorporated on January 9, 1989, designs, develops and markets products for the digital media, consumer electronics, Internet appliance and home networking markets. The Company, formerly S3 Incorporated, changed its named to SONICblue Incorporated on November 15, 2000. The Company's products are used in, and its business is dependent on, the personal computer industry and the development of the Internet. Its sales are primarily in the United States, Asia and Europe (see
Note 11). Its products are manufactured, assembled and tested by contract manufacturers.

  Basis of Presentation

     The consolidated financial statements include the accounts of SONICblue and its wholly owned subsidiaries. All significant inter-company balances and transactions have been eliminated. Investments in entities in which the Company does not have control, but has the ability to exercise significant influence over operating and financial policies, are accounted for by the equity method. In January 2001, SONICblue completed the transfer of its graphics chips assets to S3 Graphics Co., Ltd. a joint venture between VIA Technologies Inc. and a wholly owned subsidiary of SONICblue.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include allowances for doubtful accounts and customer returns, deferred tax assets, the useful lives of fixed assets and intangible assets, inventory and other reserves. Actual results could differ from those estimates, and such differences may be material to the financial statements.

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

  Derivative Financial Instruments

     As of January 1, 2001, the Company adopted Financial Accounting Standards Board Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, which was issued in June 1998, and its amendments Statement 137, Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB No. 133 and Statement 138, Accounting for Derivative Instruments and Certain Hedging Activities, issued in June 1999 and June 2000, respectively (collectively referred to as Statement 133).

                             SONICBLUE INCORPORATED

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

     As a result of the adoption of Statement 133, the Company will recognize all derivative financial instruments, such as foreign exchange contracts, in the consolidated financial instruments at fair value regardless of the purpose or the intent for holding the instrument. Changes in the fair value of derivative financial instruments are either recognized periodically in income or in stockholders' equity as a component of comprehensive income depending on whether the derivative financial instrument qualifies for hedging accounting, and if so, whether it qualifies as a fair value hedge or cash flow hedge. Generally, changes in fair values of derivatives accounted for as fair value hedges are recorded in income along with the portions of the changes in the fair values of the hedged items that relate to the hedged risk(s). Changes in fair values of derivatives accounted for as cash flow hedges, to the extent they are effective as hedges, are recorded in other comprehensive income net of deferred taxes. Changes in fair value of derivatives used as hedges of the net investment in foreign operations are reported in other comprehensive income as part of the cumulative translation adjustment. Changes in fair value of derivatives not qualifying as hedges are reported in income.

     As the Company had no derivative financial instruments outstanding as of December 31, 2000, the adoption of Statement 133 had no impact on the financial statements of the Company at January 1, 2001.

     Prior to January 1, 2001, the Company used forward foreign exchange contracts primarily to hedge the value of accounts receivable denominated in foreign currencies against fluctuations in exchange rates until such receivables are collected. The Company did not enter into forward foreign exchange contracts for speculative or trading purposes. The Company's accounting policies for these contracts were based on the Company's designation of the contracts as hedges of recorded transactions. Gains and losses on forward foreign exchange contracts were recognized in income in the same period as losses and gains on the underlying transactions were recognized and generally offset. As of December 31, 2000, the Company had no foreign exchange forward contracts outstanding. As of December 31, 1999, the Company had two foreign exchange forward contracts outstanding. Each contract allowed the Company to sell 275,905,000 New Taiwan Dollars.

  Inventories

     Inventories consist of raw materials, work in process and finished goods and are stated at the lower of cost (first-in, first-out) or market. The Company's products typically experience short life cycles and the Company estimates the market value of its inventory based on anticipated selling prices adjusted for completion and selling costs. Should the Company experience a substantial unanticipated decline in the selling price of its products and/or demand therefor, a material valuation adjustment and corresponding charge to operations could result.

     Required payments under the terminated "take or pay" contract with TSMC (See Note 6) were capitalized and amortized to inventory costs as the related product was received.

     Inventories consist of:

                                                              DECEMBER 31,
                                                           ------------------
                                                            2000       1999
                                                           -------    -------
                                                             (IN THOUSANDS)
Raw materials............................................  $41,734    $40,132
Work in process..........................................   14,222     10,418
Finished goods...........................................   30,771     46,611
                                                           -------    -------
  Total..................................................  $86,727    $97,161
                                                           =======    =======

                             SONICBLUE INCORPORATED

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

  Property and Equipment

     Property and equipment are stated at cost. Depreciation is computed using the straight-line method over estimated useful lives of three to seven years for machinery and equipment and five to seven years for furniture and fixtures. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or the assets' useful lives.

     Property and equipment consist of:

                                                             DECEMBER 31,
                                                         --------------------
                                                           2000        1999
                                                         --------    --------
                                                            (IN THOUSANDS)
Machinery and equipment................................  $ 89,621    $ 78,271
Furniture and fixtures.................................     8,480       7,924
Leasehold improvements.................................     9,707       9,490
                                                         --------    --------
  Total................................................   107,808      95,685
Accumulated depreciation and amortization..............   (83,047)    (61,281)
                                                         --------    --------
Property and equipment, net............................  $ 24,761    $ 34,404
                                                         ========    ========

  Goodwill and Intangible Assets

     Goodwill and intangible assets are stated at cost. Amortization is computed using the straight-line method over estimated useful lives of two to seven years.

     Goodwill and intangible assets consist of:

                                                             DECEMBER 31,
                                                         --------------------
                                                           2000        1999
                                                         --------    --------
                                                            (IN THOUSANDS)
Purchased technology...................................  $  6,800    $  6,800
Trade names............................................     9,600      11,400
Workforce-in-place.....................................     3,500       5,500
Distribution channel relationships.....................    11,500      12,500
Patents................................................    32,000      32,000
Goodwill...............................................   186,331     173,849
                                                         --------    --------
  Total................................................   249,731     242,049
Accumulated amortization...............................   (87,350)    (42,910)
                                                         --------    --------
Goodwill and intangible assets, net....................  $162,381    $199,139
                                                         ========    ========

  Impairment of Goodwill and Other Long-Lived Assets

     Goodwill and other long-lived assets are reviewed for impairment whenever events such as product discontinuance, plant closures, product dispositions or other changes in circumstances indicate that the carrying amount may not be recoverable. When such events occur, the Company compares the carrying amount of the assets to undiscounted expected future cash flows. If this comparison indicates that there is impairment, the amount of the impairment is typically calculated using discounted expected future cash flows. The discount rate applied to these cash flows is based on the Company's weighted average cost of capital, which represents the blended after-tax costs of debt and equity.

                             SONICBLUE INCORPORATED

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

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

  Revenue Recognition

     In the fourth quarter of 2000, the Company implemented Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," or SAB 101, retroactively to January 1, 2000. SAB 101 requires that the following criteria must be met before revenues can be recorded: (a) persuasive evidence that an arrangement exists, (b) delivery has occurred or services have been rendered,
(c) the seller's price to the buyer is fixed or determinable, and (d) collectibility is reasonably assured. There was no cumulative effect associated with implementing SAB 101.

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

  Concentration of Credit Risk

     Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents, short-term investments, trade accounts receivable and foreign exchange contracts. The Company invests only in high credit quality short-term debt instruments and limits the amount of credit exposure to any one entity. A majority of the Company's trade receivables result from sales to manufacturers in the computer industry. Three customers collectively accounted for more than 43% and 52% of the Company's accounts receivable balance at December 31, 2000 and 1999, respectively. The Company performs ongoing credit evaluations of its customers' financial condition and limits the amount of credit extended when deemed necessary but generally requires no collateral. The Company maintains reserves for potential credit losses, and all such losses to date have been within management's expectations.

  Research and Development Expenses

     Research and development is expensed as incurred. To the extent research and development costs include the development of computer software, the Company believes that software development is an integral part of the product design and expenses all such costs as incurred.

  Advertising Expenses

     The Company accounts for advertising costs as an expense in the period in which it is incurred. Total advertising expenses were $14.0 million, $3.7 million, and $7.9 million for each of the years ending December 31, 2000, 1999 and 1998, respectively.

  Stock-Based Compensation

     The Company grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. The Company accounts for stock option grants in accordance with the intrinsic value method because the Company believes the alternative fair value

                             SONICBLUE INCORPORATED

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

accounting requires the use of option valuation models that were not developed for use in valuing employee stock options. Under the intrinsic value method no compensation expense is recognized when the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant.

  Recently Issued Accounting Standards

     In March 2000, the FASB issued Interpretation No. 44 ("FIN 44"), Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB Opinion No. 25. FIN 44 clarifies the application of Opinion No. 25 for (a) the definition of an employee for purposes of applying Opinion No. 25, (b) the criteria for determining whether a plan qualifies as a non-compensatory plan,
(c) the accounting consequences of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 became effective July 2, 2000, but certain conclusions cover specific events that occur after either December 15, 1998, or January 12, 2000. The adoption of FIN 44 did not have a material impact on the Company's financial position, results of operations or cash flows.

  Reclassifications

     Certain prior year amounts have been reclassified to conform to the current year presentation. Such reclassifications had no effect on net income (loss) or stockholders' equity.

 2. BUSINESS COMBINATIONS

  Diamond Multimedia Systems

     On September 24, 1999, the Company completed the acquisition of all of the outstanding common stock of Diamond Multimedia Systems, Inc. ("Diamond"). Approximately 18.7 million shares of SONICblue common stock were issued to Diamond shareholders and approximately 1.3 million options were assumed. At the time of the acquisition, Diamond designed, developed, manufactured and marketed multimedia and connectivity products for personal computers. The transaction was accounted for as a purchase and, accordingly, the results of operations of Diamond have been included in the consolidated financial statements since the date of acquisition.

     The purchase price of approximately $215 million included $172 million of stock, $12 million in stock option costs at fair value, cash payment of $20 million and approximately $11 million in expenses of the transaction. The purchase price was allocated as follows: $1.2 million to the estimated fair value of Diamond net liabilities assumed (as of September 24, 1999), $6.7 million to purchased in-process research and development, $6.8 million to purchased existing technology, $11.4 million to trade names, $5.5 million to workforce-in-place, $12.5 million to Diamond distribution channel relationships and $173.8 million to goodwill. Goodwill was recorded as a result of consideration paid in excess of the fair value of net tangible and

                             SONICBLUE INCORPORATED

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

intangible assets acquired. Goodwill and identified acquisition related intangible assets are amortized on a straight-line basis over the periods indicated below.

     The intangible assets and goodwill acquired have estimated useful lives as follows:

                                                               ESTIMATED
                                                              USEFUL LIFE
                                                              -----------
Purchased existing technology...............................  2 - 4 years
Trade names.................................................      7 years
Workforce-in-place..........................................      4 years
Diamond distribution channel relationships..................      5 years
Goodwill....................................................      5 years

     The $6.7 million assigned to and written off as purchased in-process research and development was determined by identifying research projects in areas for which technological feasibility had not been established. The value was determined by estimating the expected cash flows from the projects once commercially viable, discounting the net cash flows back to their present value and then applying a percentage of completion to the calculated value. The $6.7 million expense is included in other operating expense in the consolidated statements of operations for the year ended December 31, 1999.

     In conjunction with the 2000 restructuring, the Company wrote off $4.4 million net book value of the acquired intangibles. See Note 14.

  Purchase of Assets of Number Nine

     On February 1, 2000, the Company completed the acquisition of substantially all of the assets of Number Nine Visual Technology Corporation ("Number Nine"). The acquisition was accounted for as a purchase. The purchase price of $5.3 million included $5.1 million of cash and $0.2 million in estimated expenses of the transaction. The purchase price was allocated as follows: $0.7 million to the estimated fair value of Number Nine net assets (as of February 1, 2000), $0.5 million to workforce-in-place and $4.1 million to goodwill. Goodwill is recorded as a result of consideration paid in excess of the fair value of net tangible and intangible assets acquired. Goodwill and identified acquisition related intangible assets are amortized on a straight-line basis over five years. The allocation of the purchase price to intangibles was based upon management's estimates.

  Purchase of empeg

     In November 2000, SONICblue acquired U.K. digital audio equipment manufacturer Empeg Limited, known as empeg. The acquisition was accounted for as a purchase. The purchase price of $1.9 million included $0.8 million of cash and $1.1 million of SONICblue stock issued at fair value. The purchase price was allocated as follows: $0.4 million to the estimated fair value of empeg net liabilities assumed and $2.3 million to goodwill. Goodwill is recorded as a result of the consideration paid in excess of the fair value of net tangible and intangible assets acquired. Goodwill is amortized on a straight-line basis over five years. The allocation of the purchase price was based upon management's estimates.

                             SONICBLUE INCORPORATED

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

 3. FINANCIAL INSTRUMENTS

     The following is a summary of available-for-sale securities:

                                                                   UNREALIZED    UNREALIZED
                                          AMORTIZED     MARKET      HOLDING       HOLDING
                                            COST        VALUE        GAINS         LOSSES
                                          ---------    --------    ----------    ----------
                                                           (IN THOUSANDS)
DECEMBER 31, 2000:
Corporate Debt Securities:
  Money market mutual funds.............  $ 13,753     $ 13,753      $   --       $     --
  Corporate bonds.......................     2,312        2,324          12             --
                                          --------     --------      ------       --------
          Total Corporate Debt
            Securities..................    16,065       16,077          12             --
Corporate Equity Securities.............   525,905      232,369          --        293,536
U.S. Government Securities..............     3,004        2,997          --              7
                                          --------     --------      ------       --------
                                          $544,974     $251,443      $   12       $293,543
                                          ========     ========      ======       ========
Included in short-term investments......  $531,221     $237,690      $   12       $293,543
Included in cash and cash equivalents...    13,753       13,753          --             --
                                          --------     --------      ------       --------
                                          $544,974     $251,443      $   12       $293,543
                                          ========     ========      ======       ========
DECEMBER 31, 1999:
Corporate Debt Securities:
  Money market mutual funds.............  $ 13,240     $ 13,240      $   --       $     --
  Commercial paper......................       894          897           3             --
  Corporate bonds.......................    23,141       22,797          --           (344)
  Municipal bonds.......................     1,829        1,815          --            (14)
  Market auction preferreds.............     7,000        7,000          --             --
  Certificates of deposit...............     5,024        5,000          --            (24)
                                          --------     --------      ------       --------
          Total Corporate Debt
            Securities..................    51,128       50,749           3           (382)
Corporate Equity Securities.............    19,038       20,462       2,231           (807)
U.S. Government Securities..............     8,901        8,844          --            (57)
                                          --------     --------      ------       --------
                                          $ 79,067     $ 80,055      $2,234       $ (1,246)
                                          ========     ========      ======       ========
Included in short-term investments......  $ 57,933     $ 58,918      $2,231       $ (1,246)
Included in cash and cash equivalents...    21,134       21,137           3             --
                                          --------     --------      ------       --------
                                          $ 79,067     $ 80,055      $2,234       $ (1,246)
                                          ========     ========      ======       ========

     All debt securities had a maturity of less than one year at December 31, 2000 and 1999. The carrying values and fair values of the Company's financial instruments are as follows:

                                                           DECEMBER 31,
                                        --------------------------------------------------
                                                 2000                       1999
                                        -----------------------    -----------------------
                                        CARRYING     ESTIMATED     CARRYING     ESTIMATED
                                         AMOUNT      FAIR VALUE     AMOUNT      FAIR VALUE
                                        ---------    ----------    ---------    ----------
                                                          (IN THOUSANDS)
Convertible subordinated notes........  $(103,300)    $(70,915)    $(103,500)    $(96,131)
Foreign currency forward exchange
  contracts...........................         --           --            --         (386)

     The carrying value of cash and cash equivalents, short-term investments and notes payable approximates fair value. The fair values of convertible subordinated notes and foreign currency forward exchange contracts are estimated based on quoted market prices.

                             SONICBLUE INCORPORATED

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

 4. INVESTMENTS

  Investment in UMC

     During 1995, the Company entered into two long-term manufacturing capacity arrangements. The Company entered into an agreement with United Microelectronics Corporation ("UMC") and Alliance Semiconductor Corporation to form United Semiconductor Corporation ("USC"), a separate Taiwanese company, for the purpose of building and managing a semiconductor manufacturing facility in Taiwan, Republic of China. The Company invested a total of $89.4 million for its equity interest of 23.75%. On December 31, 1997, the Company entered into an agreement with UMC to sell to UMC 80 million shares of stock of USC for a purchase price of 2.4 billion New Taiwan Dollars. The Company received approximately $68.0 million in cash in January 1998. As a result of the sale to UMC, SONICblue's percentage ownership in USC decreased to 15.75%. The Company had the right to purchase up to 31.25% of the output from the foundry.

     In June 1999, the Company announced that it would receive $42.0 million (based on the June 1999 exchange rate) from UMC for a patent license and release of contingencies on the previous USC stock sale from UMC. Payments were received over five fiscal quarters beginning in the quarter ended June 30, 1999. Under the terms of the agreement, SONICblue licensed 29 patents covering multimedia products and integrated circuit manufacturing technology for use in products manufactured by UMC. The Company agreed to waive rights to its USC board seat and determined that it no longer could exercise significant influence over the financial and operating decisions of USC. Accordingly, in June 1999, the Company ceased accounting for its investment in USC using the equity method of accounting.

     In June 1999, UMC announced that it would provide one share of UMC common stock for every share of USC common stock. The transaction was a result of UMC's foundry consolidation plans whereby USC, United Integrated Circuits Corporation, United Silicon Incorporated and UTEK Semiconductor Corporation, were merged into UMC.

     In January 2000, USC merged with UMC and, as a result of the merger, SONICblue received 252 million shares of UMC common stock in exchange for 252 million USC shares. The Company also received a 20% stock dividend, or approximately 50.4 million shares of UMC stock, in April 2000, increasing the Company's holdings to approximately 302 million shares of UMC stock. The Company sold 15 million shares of UMC stock in 2000 on the Taiwan Stock Exchange. Under the terms of the USC merger with UMC, 50% of the UMC shares received by the Company are classified as restricted because they are subject to restrictions on their sale that lapse over a three-year period from the date of the merger. At December 31, 2000, approximately 126 million shares were restricted and are recorded as a long-term investment at cost. The portion of the investment that is not subject to restriction is adjusted to fair market value at each reporting date and classified as short-term investments. Approximately 161 million of the unrestricted shares are recorded as a current asset and are valued at market in accordance with Statement of Financial Accounting Standards No. 115. Approximately 100 million of the unrestricted shares have been pledged to secure a domestic loan facility. See Note 6.

     At December 31, 2000, the market value of both the short-term and long-term investment in UMC had declined $519.8 million below its original cost basis. It was determined that this decline was related to the downturn in the semiconductor industry as a whole and was temporary in nature due to the historically cyclical nature of the industry. The available-for-sale portion of the investment was marked-to-market through other comprehensive income.

     Subsequent to the year-end, the market value of the investment in UMC remained significantly below cost. There is a great deal of uncertainty regarding when the semiconductor industry will recover from this down cycle. The Company is continuing to evaluate its need to reduce the value of its investment. Should the

                             SONICBLUE INCORPORATED

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

Company conclude that the decline in value is other than temporary, it will report a loss in other income and expense at that time.

  Interest in Real Estate Partnership

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

  Investment in RioPort

     In October 1999, RioPort, Inc. ("RioPort"), which was a wholly owned subsidiary, sold shares of its preferred stock to third party investors. As a result, the Company retains a minority investment in RioPort and accounts for its investment using the equity method of accounting. In addition, in November 1999, as part of the formation of the partnership, the Company transferred its ownership of OneStep, LLC to RioPort in exchange for $10.9 million, which was the Company's acquisition cost of OneStep in July 1999.

     In June 2000, RioPort sold additional preferred stock. As part of this financing, the Company invested an additional $10.7 million in RioPort, maintaining its percentage ownership of RioPort.

     RioPort is developing an integrated platform for acquiring, managing and experiencing music and spoken audio programming from the Internet.

  Investment in S3-VIA, Inc.

     In November 1999, the Company established a joint venture with VIA Technologies, Inc. ("VIA") to bring high-performance integrated graphics and core logic chip sets to the volume OEM desktop and notebook PC markets. The venture, S3-VIA, Inc. has joint funding, exclusive access to both companies' technology and distribution rights for developed products between SONICblue and VIA. The Company owns 50.1% of the voting common stock of the joint venture. Accordingly, the Company has consolidated the accounts of S3-VIA, Inc. in its consolidated financial statements. In January 2001, SONICblue's interest in S3-VIA was transferred, along with SONICblue's graphics chip business, to S3 Graphics Co., Ltd., another joint venture between VIA and a wholly owned subsidiary of SONICblue as described in Note 17.

 5. CONVERTIBLE SUBORDINATED NOTES

     In September 1996, the Company completed a private placement of $103.5 million of convertible subordinated notes. The notes mature in 2003. Interest is payable semi-annually at 5 3/4% per annum. The notes are convertible at the option of the holders into the Company's common stock at an initial conversion price of $19.22 per share, subject to adjustment. During 2000, $0.2 million in notes were converted into common stock. Beginning in October 1999, the notes are redeemable at the option of the Company at an initial redemption price of 102% of the principal amount. The Company has reserved 5,374,610 shares of common stock for the conversion of these notes. Offering costs of approximately $3.4 million are included in other assets and are amortized on a straight-line basis over the term of the notes.

 6. LINE OF CREDIT AND NOTES PAYABLE

     In 1995 the Company expanded and formalized its relationship with Taiwan Semiconductor Manufacturing Company ("TSMC") to provide additional capacity over the period from 1996 to 2000. The agreement

                             SONICBLUE INCORPORATED

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

with TSMC requires the Company to make annual advance payments to be applied against the following year's capacity. The Company signed promissory notes to secure these payments over the term of the agreement. In July 2000, the Company terminated the "take or pay" contract with TSMC and a foundry relationship with UMC. The Company's agreement with TSMC provided capacity through 2002 and required the Company to make annual advance payments to purchase specified capacity to be applied against the following year's capacity or to forfeit advance payments against those amounts. The Company received a refund of approximately $4.8 million and the notes payable were cancelled.

     At December 31, 2000, the Company had a $70.0 million domestic bank facility permitting borrowings at the rate of LIBOR plus 2%. This bank facility expires in 2001. The covenants covering this debt agreement pertain to minimum levels of collateral coverage and tangible net worth, quarterly profitability and minimum levels of liquidity. As of December 31, 2000, the Company was in compliance with all loan covenants. The Company has pledged 100 million UMC shares to secure the loan facility. Additionally, the Company has credit facilities under foreign lines of credit. The Company has a foreign line of credit of 10 million Deutsche Marks (approximately $4.8 million at December 31,
2000) and a foreign line of credit of 3.0 million British Pounds (approximately $4.5 million at December 31, 2000). Borrowings, included in Notes Payable, were $72.2 million under these facilities at December 31, 2000.

     As of December 31, 2000, the Company's future payments on debt related to notes payable, lines of credit and capital lease obligations are due in 2001, therefore all amounts have been classified as current.

 7. STOCKHOLDERS' EQUITY

  Preferred Stock

     The number of shares of preferred stock authorized for issuance is 5,000,000, par value of $0.0001 per share. The preferred stock may be issued from time to time in one or more series. The Board of Directors is authorized to provide rights, preferences, privileges and restrictions of the shares of such series. As of December 31, 2000 and 1999, no shares of preferred stock had been issued.

  Stockholder Rights Plan

     On May 14, 1997, the Board adopted a Stockholder Rights Plan. To implement the plan, SONICblue's Board declared a dividend of one preferred stock purchase right (a "Right") for each outstanding share of SONICblue common stock held of record on June 1, 1997. Each Right represents a contingent right to purchase, under certain circumstances, a fractional share of a newly created series of SONICblue preferred stock. The Rights would become exercisable and trade independently from SONICblue common stock upon the public announcement of the acquisition by a person or group of 15% or more of SONICblue's common stock, or ten days after commencement of a tender or exchange offer for SONICblue common stock that would result in the acquisition of 15% or more of SONICblue's common stock. In the event one of the limited conditions is triggered, each Right entitles the registered holder to purchase one one-thousandth of a share of preferred stock at an exercise price of $85.00 per Right. The Board of Directors may redeem the Rights at $0.01 per Right pursuant to the plan. The Rights expire May 14, 2007.

  Employee Stock Purchase Plans

     Under the terms of the Merger Agreement with Diamond, the Company assumed Diamond's 1995 Employee Stock Purchase Plan (the "1995 Purchase Plan"). Upon consummation of the Merger, each option under the 1995 Purchase Plan was converted into the right to purchase shares of SONICblue's common stock. The Company reserved 52,000 shares of common stock for the offering period in effect at the date of the merger. This offering period concluded on October 31, 1999, and no new offering periods will be commenced

                             SONICBLUE INCORPORATED

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

under the 1995 Purchase Plan. The Company's 1993 Employee Stock Purchase Plan permits eligible employees to purchase shares at a price equal to 85% of the lower of the fair market value at the beginning or end of the purchase period. At the Company's Annual Meeting of Stockholders held on May 26, 2000, an amendment to the Company's 1993 Employee Stock Purchase Plan increasing the number of shares available for sale from 2.8 million to 4.8 million was approved. At December 31, 2000, 3,026,367 shares have been issued under the plans and 1,825,563 shares have been reserved for future issuance.

  Stock Plan

     The 1989 Stock Plan was established for the grant of incentive or nonstatutory stock options and the direct award or sale of shares to employees, directors and consultants. Incentive stock options must be granted at not less than fair market value at the date of grant. The exercise price of nonstatutory options and the share price for shares sold generally may be no less than 85% of fair market value at the date of the grant or sale. In connection with the merger with Diamond, each outstanding Diamond stock option was assumed by SONICblue and converted into an option to acquire shares of SONICblue common stock on the same terms and conditions (including any provisions for acceleration) as were applicable to that stock option under the applicable Diamond stock option plan in effect prior to the merger. At December 31, 2000, 37,426,489 shares of common stock have been authorized for issuance, 19,880,578 shares of common stock are reserved for issuance and 4,845,335 shares were available for future grant under the 1989 Stock Plan.

     A summary of stock option activity is as follows:

                                                    NUMBER      WEIGHTED AVERAGE
                                                  OF SHARES     PRICE PER SHARE
                                                  ----------    ----------------
BALANCE, DECEMBER 31, 1997......................  10,051,840         $ 6.28
Options granted.................................   9,609,391           4.26
Options exercised...............................    (560,546)          3.57
Options cancelled...............................  (4,057,968)          7.09
                                                  ----------
BALANCE, DECEMBER 31, 1998......................  15,042,717           4.86
Options granted and assumed.....................   7,920,117           8.50
Options exercised...............................  (3,390,645)          5.24
Options cancelled...............................  (2,367,990)          6.51
                                                  ----------
BALANCE, DECEMBER 31, 1999......................  17,204,199           6.22
Options granted.................................   4,248,953          13.90
Options exercised...............................  (3,089,403)          5.38
Options cancelled...............................  (3,328,506)          8.90
                                                  ----------
BALANCE, DECEMBER 31, 2000......................  15,035,243           7.93
                                                  ==========

     Options to purchase 6,990,819, 6,729,122, and 4,400,697 shares were exercisable at December 31, 2000, 1999, and 1998, respectively, with a weighted average exercise price of $6.03, $5.24, and $5.89 respectively.

     Options generally vest over a period of four years and generally become exercisable beginning either six months or one year from the date of employment or grant. Options generally expire ten years from the date of grant.

  Stock-Based Compensation

     Under the intrinsic value method, the Company generally recognizes no compensation expense with respect to stock-based awards to employees. The Company is required to present pro forma information regarding net income (loss) and net income (loss) per share, as if the Company had accounted for its stock-

                             SONICBLUE INCORPORATED

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

based awards to employees under the fair value method. The fair value of the Company's stock-based awards to employees was estimated using the Black-Scholes option valuation model. The Black-Scholes option valuation model was developed for use in estimating fair value of traded options that have no vesting restrictions and are fully transferable. The Black-Scholes model requires the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock-based awards to employees have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock-based awards to employees.

     The following table summarizes the ranges of outstanding and exercisable options at December 31, 2000:

                         OPTIONS OUTSTANDING
                 ------------------------------------    OPTIONS EXERCISABLE
                                WEIGHTED                ----------------------
                                 AVERAGE     WEIGHTED                 WEIGHTED
                                REMAINING    AVERAGE                  AVERAGE
   RANGE OF        NUMBER      CONTRACTUAL   EXERCISE     NUMBER      EXERCISE
EXERCISE PRICES  OUTSTANDING   LIFE (YRS)     PRICE     EXERCISABLE    PRICE
---------------  -----------   -----------   --------   -----------   --------
$ 0.12 - $ 4.38   4,275,142       6.84        $3.28      2,645,459     $ 3.24
  4.39 -   7.50   4,255,142       6.95         5.78      3,020,175       5.69
  7.51 -  13.19   3,817,761       8.91        10.15        878,753      10.37
 13.20 -  36.66   2,687,198       8.87        15.60        446,432      16.33
                 ----------                              ---------
  0.12 -  36.66  15,035,243       7.76         7.93      6,990,819       6.03
                 ==========                              =========

     The fair value of the Company's stock-based awards to employees was estimated assuming no expected dividends and the following weighted-average assumptions:

                                                                        EMPLOYEE STOCK PURCHASE
                                             STOCK OPTION PLAN                   PLAN
                                        ---------------------------   ---------------------------
                                         2000      1999      1998      2000      1999      1998
                                        -------   -------   -------   -------   -------   -------
Expected life from vest date            0.5 yrs   0.5 yrs   0.5 yrs   0.0 yrs   0.0 yrs   0.0 yrs
Volatility............................    81%       83%       84%       81%       83%       84%
Risk-free interest rate...............   6.2%      5.4%      4.9%      5.8%      4.9%      5.0%

     The weighted-average estimated fair value of stock options granted during 2000, 1999, and 1998 was $7.80, $4.95 and $2.21 per share, respectively. The weighted-average estimated fair value of shares purchased under the Employee Stock Purchase Plan during 2000, 1999, and 1998 was $3.08, $2.87, and $3.46 per share, respectively.

     For pro forma purposes, the estimated fair value of the Company's stock-based awards to employees is generally amortized over the vesting period of four years (for options) and the offering period (for stock purchases under the Employee Stock Purchase Plan). The pro forma information is as follows:

                                                     YEAR ENDED DECEMBER 31,
                                            ------------------------------------------
                                               2000           1999            1998
                                            -----------    -----------    ------------
                                             (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Pro forma net income (loss)...............   $297,286       $(42,178)      $(127,967)
Pro forma per share amounts:
  Basic...................................   $   3.29       $  (0.71)      $   (2.51)
  Diluted.................................   $   3.15       $  (0.71)      $   (2.51)

                             SONICBLUE INCORPORATED

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

  Intel Warrant

     In December 1998, the Company entered into an agreement pursuant to which it agreed to issue to Intel Corporation a warrant to purchase 1,000,000 shares of the Company's common stock at an exercise price of $9.00 per share. The purchase price for the warrant was $1.0 million. Intel exercised this warrant in February 2000 on a cashless basis for a net issuance of 429,477 shares.

 8. LEASES AND COMMITMENTS

  Operating Leases

     The Company occupies facilities in several countries including the United States, Canada, France, Germany, Japan, Korea, Republic of China, Singapore and the United Kingdom and is obligated under leases expiring through 2008. Under the leases, the Company is responsible for insurance, maintenance and property taxes. During 1995, the Company entered into a limited partnership arrangement with a developer to obtain a ground lease and develop and operate the Company's Santa Clara, California facilities. See Note 4. In January 1997, prior to the expiration of the lease terms of the previous facilities, the Company relocated its principal administrative facilities to its present Santa Clara facilities, at which time the Company's minimum operating lease payment of $369,000 commenced for the initial 12-year term. During 1997, the Company sublet a portion of its previous facilities for the remaining lease terms and negotiated a lease termination on the other two previous facilities. During 1998, the Company sublet a portion of its current facilities through 2008.

     Future minimum annual payments under operating leases are as follows

                                                              OPERATING LEASES
                                                              ----------------
                                                               (IN THOUSANDS)
2001........................................................      $10,566
2002........................................................        9,719
2003........................................................        8,865
2004........................................................        7,784
2005........................................................        7,598
Thereafter..................................................       19,490
                                                                  -------
          Total minimum lease payments......................      $64,019
                                                                  =======

     The total of minimal rentals to be received in the future under non-cancelable subleases is $35.8 million as of December 31, 2000.

     Rent expense for 2000, 1999 and 1998, was $10.9 million, $10.1 million and $8.9 million, respectively. Sublease income for 2000, 1999 and 1998 was $4.1 million, $4.4 million and $2.6 million, respectively. Net rent expense for 2000, 1999, and 1998 was $6.8 million, $5.7 million and $6.3 million, respectively.

                             SONICBLUE INCORPORATED

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

 9. INCOME TAXES

     The provision (benefit) for income taxes consists of:

                                                         YEAR ENDED DECEMBER 31,
                                                     --------------------------------
                                                       2000        1999        1998
                                                     --------    --------    --------
                                                              (IN THOUSANDS)
CURRENT TAX EXPENSE:
  Federal..........................................  $     --    $     --    $(20,802)
  State............................................        --          --          --
  Foreign..........................................        88         618          --
                                                     --------    --------    --------
                                                           88         618     (20,802)
                                                     --------    --------    --------
DEFERRED TAX EXPENSE:
  Federal..........................................   210,620     (43,173)      4,995
  State............................................    70,770      (5,361)      3,851
  Foreign..........................................        --          --          --
                                                     --------    --------    --------
                                                      281,390     (48,534)      8,846
                                                     --------    --------    --------
  Total............................................  $281,478    $(47,916)   $(11,956)
                                                     ========    ========    ========

     Loss from foreign operations was $31.0 million, nil, and $15.1 million in 2000, 1999 and 1998 respectively. The tax benefits resulting from disqualifying dispositions of shares acquired under the Company's incentive stock option plan and from the exercise of non-qualified stock options reduced taxes payable as shown by $5.0 million in 2000 and $2.9 million in 1999 which amounts are included in additional paid-in capital. There was no tax benefit in 1998 associated with stock option activity.

     The difference between the provision for taxes on income and the amount computed by applying the federal statutory income tax rate to income before taxes is explained below:

                                                         YEAR ENDED DECEMBER 31,
                                                     --------------------------------
                                                       2000        1999        1998
                                                     --------    --------    --------
                                                              (IN THOUSANDS)
Tax computed at 35%................................  $208,007    $(27,544)   $(43,806)
Nondeductible goodwill.............................    15,554       4,269          --
State income taxes, net of federal effect..........    46,000          --          --
Tax credits........................................    (3,000)         --      (2,800)
Equity loss of investee............................     3,981           2      (6,114)
Losses not benefited (benefited)...................    10,150     (24,643)     40,729
Other..............................................       786          --          35
                                                     --------    --------    --------
Provision for income taxes.........................  $281,478    $(47,916)   $(11,956)
                                                     ========    ========    ========
Effective tax rate.................................      47.4%       60.9%        9.6%
                                                     ========    ========    ========

                             SONICBLUE INCORPORATED

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

     Significant components of the Company's deferred income tax asset are as follows:

                                                                  DECEMBER 31,
                                                              --------------------
                                                                2000        1999
                                                              ---------    -------
                                                                 (IN THOUSANDS)
Deferred tax assets:
  Reserves not currently deductible.........................  $  14,555    $10,255
  Accrued liabilities.......................................         --      4,326
  Deferred revenue..........................................        489      4,978
  Compensation expense not currently deductible.............      3,106      3,726
  Depreciation/amortization.................................     16,151     11,874
  Foreign net operating loss carryforwards..................      7,300      9,023
  Federal net operating loss carryforwards..................    159,825    101,277
  State net operating loss carryforwards....................     13,400      4,702
  Federal credit carryforwards..............................     10,293      8,275
  State credit carryforwards................................      4,662      3,650
  Other.....................................................     11,728      7,785
                                                              ---------    -------
          Total deferred tax assets.........................    241,509    169,871
  Valuation allowance for deferred tax assets...............    (80,568)   (60,868)
                                                              ---------    -------
          Net deferred tax assets...........................    160,941    109,003
                                                              ---------    -------
Deferred tax liabilities:
  Earnings and gain from foreign joint venture..............   (243,754)   (12,900)
  Purchased intangibles.....................................     (6,984)   (17,122)
  Other.....................................................     (4,906)    (2,865)
                                                              ---------    -------
          Total deferred tax liabilities....................   (255,644)   (32,887)
                                                              ---------    -------
          Net deferred tax liability........................  $ (94,703)   $76,116
                                                              =========    =======

     The foreign net operating loss carryforwards do not expire. The federal net operating loss and credit carryforwards expire beginning in 2018 and 2011, respectively. The state net operating loss and credit carryforwards expire beginning in 2002 and 2005, respectively.

     The valuation allowance at December 31, 2000 includes $18 million attributable to changes in unrealized loss on investments, and will be credited to accumulated other comprehensive income/loss when realized. The balance of the valuation allowances at December 31, 2000 and 1999 relates to tax carryforwards of a purchased subsidiary, the realization of which will first reduce goodwill, then other non-current intangible assets related to the acquisition. The change in the valuation allowance was $19.7 million and $20.1 million for December 31, 2000 and 1999, respectively.

10. EMPLOYEE BENEFIT PLANS

     The Company implemented a non-qualified cash profit sharing plan in 1994 under which all employees of the Company, including officers, are eligible to receive, on an annual basis, an equal cash bonus based on pretax profits, prorated for service with the Company. No payments were made under this plan in 2000, 1999 or 1998.

     The Company has a 401(k) tax-deferred savings plan whereby all employees meeting certain age and service requirements may contribute up to 20% of their eligible compensation (up to a maximum allowed

                             SONICBLUE INCORPORATED

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

under IRS rules). The Company, at the discretion of the Board of Directors, may make contributions. No contributions by the Company have been made to the plan since its inception.

11. EXPORT SALES AND SIGNIFICANT CUSTOMERS

     The Company reports financial and descriptive information about operating segments for which separate financial information is made available to and evaluated regularly by the chief operating decision maker, its Chief Executive Officer ("CEO"). During 2000, the CEO reviewed financial information presented on a consolidated basis for purposes of making operating decisions and assessing financial performance.

     The Company's primary operations are located in the United States. The Company sells its products into the personal computer market primarily in the United States, Asia and Europe. Export sales accounted for 56%, 70% and 89% of net sales in 2000, 1999 and 1998, respectively. Approximately 33%, 35% and 29% of export sales in 2000, 1999 and 1998, respectively, were to affiliates of United States customers. In 2000, 2% and 20% of export sales were shipped to Hong Kong and Taiwan, respectively. In 1999, 8% and 16% of export sales were shipped to Hong Kong and Taiwan, respectively. In 1998, 18% and 55% of export sales were shipped to Hong Kong and Taiwan, respectively. One customer accounted for 21% of net sales in 2000. Three customers accounted for 19%, 10% and 9%, respectively, of net sales in 1999. Three customers accounted for 39%, 14% and 13%, respectively, of net sales in 1998.

12. CONTINGENCIES

     Since November 1997, a number of complaints have been filed in federal and state courts seeking unspecified damages on behalf of an alleged class of persons who purchased shares of SONICblue's common stock at various times between April 18, 1996 and November 3, 1997. The complaints name as defendants SONICblue, certain of its officers and former officers, and certain directors of SONICblue, asserting that they violated federal and state securities laws by misrepresenting and failing to disclose certain information about SONICblue's business. In addition, certain stockholders have filed derivative actions in the state courts of California and Delaware seeking recovery on behalf of SONICblue, alleging, among other things, breach of fiduciary duties by such individual defendants. The plaintiffs in the derivative action in Delaware have not taken any steps to pursue their case. The derivative cases in California State court have been consolidated, and plaintiffs have filed a consolidated amended complaint. The court has entered a stipulated order in those derivative cases suspending court proceedings and coordinating discovery in them with discovery in the class actions in California State courts. On plaintiffs' motion, the federal court has dismissed the federal class actions without prejudice. The class actions in California State court have been consolidated, and plaintiffs have filed a consolidated amended complaint. SONICblue has answered that complaint. Discovery is proceeding. On January 22, 2001, four of the insurance carriers which issued directors and officers insurance to SONICblue filed suit against all parties named as defendants in the securities litigation, claiming that the carriers have no obligation to provide coverage under the California Insurance Code. While management intends to defend the actions against SONICblue vigorously, there can be no assurance that an adverse result or settlement with regard to these lawsuits would not have a material adverse effect on SONICblue's financial condition or results of operations.

     SONICblue has received from the Securities and Exchange Commission a request for information relating to SONICblue's restatement announcement in November 1997. SONICblue has responded and intends to continue to respond to such requests.

     SONICblue has also been defending several putative class action lawsuits naming Diamond, which were filed in June and July 1996 and June 1997 in the California Superior Court for Santa Clara County and the U.S. District Court for the Northern District of California. Certain former executive officers and directors of Diamond are also named as defendants. The plaintiffs purport to represent a class of all persons who

                             SONICBLUE INCORPORATED

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

purchased Diamond's common stock between October 18, 1995 and June 20, 1996, or the Class Period. The complaints allege claims under the federal securities laws and California law. The plaintiffs allege that Diamond and the other defendants made various material misrepresentations and omissions during the Class Period. The complaints do not specify the amount of damages sought. On March 24, 2000, the District Court for the Northern District of California dismissed the federal action without prejudice. The parties have tentatively agreed to settle this matter, subject to final documentation and court approval, for a payment of $15.0 million. SONICblue funded $4.5 million of the settlement on November 1, 2000. SONICblue previously accrued this amount in connection with the merger with Diamond. SONICblue believes that Diamond's insurance covers the remaining $10.5 million of the settlement and Diamond's insurers have funded that amount into the settlement.

     Sega Corporation ("Sega") initiated a claim for arbitration in Tokyo, Japan against Diamond in December 1998. The claim arises out of an agreement entered into between Sega and Diamond in September 1995, in which Sega agreed to provide Diamond with Sega game software that Diamond would bundle with its 3-D graphics board "The Edge." Sega claims that Diamond breached the parties' agreement by failing to pay Sega a contractual minimum royalty fee for the games as set forth in the agreement. Sega claims as damages $3.8 million in unpaid royalties and pre-judgment interest. On May 28, 1999, Diamond responded to Sega's claims by filing an answer in which it denied the material allegations of Sega's claims. The parties have filed additional briefs in support of their claims and defenses. An evidentiary hearing on this action has not yet been scheduled. SONICblue contests the material allegations of Sega's claims. In addition, SONICblue has pleaded that Sega's failure to provide it with 3-D optimized game software on a timely basis adversely affected sales of The Edge. SONICblue claims that these lost sales and profits should provide an offset to Sega's claims in the arbitration and intends to defend the suit vigorously.

     C3 Sales, Inc. ("C3") filed suit against SONICblue on October 6, 1999 in the Harris County (Houston), Texas District Court. The petition sought a judicial declaration that a Sales Representative Agreement entered into between C3 and SONICblue on May 19, 1999 was a valid contract that governed the relationship between the two parties. On November 8, 1999, SONICblue answered acknowledging that the May 19, 1999 agreement was a contract between the two parties. C3 failed to respond to informal requests by SONICblue to dismiss the declaratory relief action on grounds that no justiciable controversy existed between the parties. On December 3, 1999, SONICblue filed a summary judgment motion seeking judgment against C3 on the grounds that no issues of material fact remain to be determined regarding the declaratory judgment sought by C3. C3 responded by filing an amended petition raising new matters. Specifically, C3's new claims allege that the Sales Representative Agreement applies to Diamond products, and that certain commissions due under the agreement have not been paid. SONICblue intends to defend this action vigorously.

     On January 6, 2000, PhoneTel Communications, Inc. ("PhoneTel") filed a complaint for patent infringement against a group of defendants, including Diamond, in the United States District Court for the Northern District of Texas. PhoneTel generally alleges that Diamond and the other defendants are infringing its two patents by making, using, selling, offering to sell and/or importing digital synthesizers, personal computers, sound cards, or console game systems. PhoneTel does not specify which Diamond products allegedly infringe its patents. SONICblue filed Diamond's answer to the complaint on March 28, 2000. SONICblue believes it has meritorious defenses and intends to vigorously defend itself against the allegations made in the complaint.

     The digital media, consumer appliance and home networking industries are characterized by frequent litigation, including litigation regarding patent and other intellectual property rights. SONICblue is party to various legal proceedings that arise in the ordinary course of business. Although the ultimate outcome of these matters is not presently determinable, management believes that the resolution of all such pending matters will not have a material adverse effect on SONICblue's financial position or results of operations.

                             SONICBLUE INCORPORATED

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

13. OTHER OPERATING EXPENSE

     Other operating expense is as follows:

                                                             YEAR ENDED DECEMBER 31,
                                                            -------------------------
                                                            2000     1999      1998
                                                            ----    ------    -------
                                                                 (IN THOUSANDS)
Write-off of acquired technologies........................  $--     $6,700    $ 8,000
Impairment of long-lived assets...........................   --         --     27,226
                                                            ---     ------    -------
          Total...........................................  $--     $6,700    $35,226
                                                            ===     ======    =======

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

     In January 1998, the Company entered into a $40.0 million technology exchange with Cirrus Logic, Inc. to obtain graphic functionality technologies. As a result of the exchange, the Company acquired the technology covered by 10 graphic patents and 25 graphic patent applications, as well as cross-licensed Cirrus Logic's remaining patents. Under the terms of the cross-licensing provisions, the Company and Cirrus Logic have a perpetual license to each other's graphic patents and additional licenses with respect to the other party's patents for agreed upon periods of time. The Company wrote-off $8.0 million of the value of the acquired technologies that were not realizable based on estimated cash flows from the sale of products currently sold by the Company. The remaining $32.0 million intangible asset was being amortized to cost of sales based on the estimated lives of the currently utilized core technologies, which was generally five years, until the fourth quarter of 1998.

     During the fourth quarter of 1998, management reevaluated the carrying value of the intangible assets recorded in connection with the technology exchange and related to the patents obtained from Brooktree, as well as other long-lived assets, including property and equipment. This revaluation was necessitated by management's determination based on recent results of operations that the future expected sales and cash flows for the Company's operations would be substantially lower than had been previously expected by management. Expected undiscounted future cash flows were not sufficient to recover the carrying value of such assets. Accordingly, an impairment loss of $27.2 million, representing the excess of the carrying value over the estimated fair value of the assets, was recognized for write-downs of a substantial portion of the intangible assets. The estimated fair value of the intangible assets was based on management's best estimate of the patent portfolio based on a comparison to other graphics technology portfolios in the marketplace. The Company determined that no write-down of property and equipment was necessary at December 31, 1998 based on its estimate of the fair value of such assets. Due to technological changes in the graphics marketplace, the Company concluded it should accelerate its amortization of its remaining patent portfolio, of approximately $4.0 million, over the remaining estimated life of those technologies, which was two years.

14. RESTRUCTURING EXPENSE

     In August 2000, the Company adopted a restructuring plan relating to the shutdown of its Diamond Multimedia-branded add-in board business to reflect its long term strategy and focus. Restructuring expenses of $6.7 million in 2000 related to the shutdown included write-off of intangibles ($4.4 million), facilities closure expenses ($0.8 million) and personnel severance compensation and related expenses ($1.5 million). As part of the restructuring, the Company also wrote off $3.4 million of inventory, through cost of sales. At December 31, 2000, the reserve remaining for these items was $2.1 million, consisting of $1.3 million in

                             SONICBLUE INCORPORATED

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

personnel severance compensation and related expenses, and $0.8 million in facilities closure expenses. Aside from the original write-off of intangibles, reductions in the reserve were the result of cash payments. The Company expects the plan to be completed by the end of 2001.

     In July 1998, the Company implemented a restructuring plan, resulting in a charge of $6.1 million, in order to align resources with a new business model and to lower the Company's overall cost structure. In connection with the restructuring, the Company reduced its headcount and consolidated facilities. Severance and related benefits represented the reduction of approximately 70 employees by the end of the second quarter of 1999. The number of temporary employees and contractors used by the Company was also reduced. The restructuring expense included the write-off and write-down in carrying value of equipment, which consisted primarily of workstations, personal computers and furniture that are no longer utilized in the Company's operations. These assets were written down to their estimated fair value less cost to sell. Facility closure expenses were incurred as a result of the vacating of one of two leased buildings at the Company's headquarters and include leasehold improvements, furniture, fixtures and network costs. The Company completed its move in 1999.

15. EARNINGS PER SHARE

     When computing diluted earnings per share, the Company includes only potential common shares that are dilutive. Exercise of approximately 17,204,000 options in 1999, 15,042,000 options in 1998 and the conversion of approximately 5,385,000 convertible securities in 1999 and 1998 are not assumed because the result would have been anti-dilutive.

     The following table sets forth the computation of basic and diluted earnings per share:

                                                             YEAR ENDED DECEMBER 31,
                                                    ------------------------------------------
                                                       2000           1999            1998
                                                    -----------    -----------    ------------
                                                     (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
NUMERATOR
Net Income (Loss)
  Basic...........................................   $312,828       $(30,780)      $(113,204)
  Interest expense of convertible notes (net of
     tax).........................................      3,864             --              --
                                                     --------       --------       ---------
  Diluted.........................................   $316,692       $(30,780)      $(113,204)
                                                     ========       ========       =========
DENOMINATOR
  Denominator for basic earnings per share........     90,390         59,244          51,078
  Common stock equivalents -- options and
     warrants.....................................      5,375             --              --
  Common stock equivalents -- convertible notes...      5,385             --              --
                                                     --------       --------       ---------
  Denominator for diluted earnings per share......    101,150         59,244          51,078
                                                     ========       ========       =========
Basic earnings per share..........................   $   3.46       $  (0.52)      $   (2.22)
Diluted earnings per share........................   $   3.13       $  (0.52)      $   (2.22)

                             SONICBLUE INCORPORATED

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

16. COMPREHENSIVE INCOME

     The following are the components of accumulated other comprehensive loss, net of tax:

                                                               DECEMBER 31,
                                                     --------------------------------
                                                       2000        1999        1998
                                                     ---------    -------    --------
                                                              (IN THOUSANDS)
Unrealized gain (loss) on investments..............  $(191,197)   $   803    $ (2,329)
Foreign currency translation adjustments...........     (8,402)    (8,366)    (12,426)
                                                     ---------    -------    --------
  Accumulated other comprehensive loss.............  $(199,599)   $(7,563)   $(14,755)
                                                     =========    =======    ========

     The following schedule of other comprehensive income (loss) shows the after-tax current-period gain (loss) and the reclassification adjustment.

                                                          YEAR ENDED DECEMBER 31,
                                                       ------------------------------
                                                         2000        1999      1998
                                                       ---------    ------    -------
                                                               (IN THOUSANDS)
Unrealized gain (loss) on investments
  Unrealized gain (loss) on available-for-sale
     securities......................................  $(196,096)   $3,076    $(5,967)
  Less: reclassification adjustment for (gain) loss
     realized in net income..........................      4,096        56        (28)
                                                       ---------    ------    -------
Net unrealized gain (loss) on investments............   (192,000)    3,132     (5,995)
Foreign currency translation adjustments.............        (36)    4,060      7,518
                                                       ---------    ------    -------
Other comprehensive income (loss)....................  $(192,036)   $7,192    $ 1,523
                                                       =========    ======    =======

17. SUBSEQUENT EVENTS

     In January 2001, SONICblue completed the transfer of its graphics chips assets to S3 Graphics Co., Ltd., a joint venture between VIA and a wholly owned subsidiary of SONICblue. Pursuant to the joint venture agreement with VIA, SONICblue received 13 million shares of SONICblue common stock as initial payment, and the joint venture assumed liabilities relating to the graphics chips business. Upon the occurrence of certain events described in the investment agreement between SONICblue and VIA, SONICblue must pay specified liquidated damages, subject to a maximum damages cap. Under the joint venture agreement, SONICblue will also receive earn-out payments if the new venture meets specified profitability goals.

     The Company, through its wholly owned subsidiary, owns all outstanding shares of Class A common stock of the joint venture, which represents 50% of the voting power of the joint venture with respect to the election of directors and 0.1% of the economic interest of the joint venture. The Company does not own a majority of the voting stock; it cannot elect a majority of the Board of Directors and by the contractual terms will share in 0.1% of the economic results of the joint venture. As a result, because it does not control the joint venture, the Company will account for its investment in the joint venture using the equity method.

     At closing, SONICblue issued to a wholly owned subsidiary of VIA a warrant to purchase up to 2 million shares of SONICblue common stock at an exercise price of $10.00 per share, for an aggregate exercise price of $20 million. The warrant expires on January 3, 2005, unless terminated earlier. The VIA subsidiary is entitled to registration rights with respect to the shares issuable upon exercise of the warrant and to certain other shares. The Company's wholly owned subsidiary has granted VIA an option to purchase all of its shares of Class A common stock of the joint venture for an aggregate purchase price of $10 million at any time until exercised in full. The option also provides that the Company's subsidiary may require VIA to purchase all of the Class A shares at any time after the occurrence of certain events.

                             SONICBLUE INCORPORATED

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

     The pro forma unaudited results of operations for the years ended December 31, 2000 and 1999, assuming the disposition of the graphics chips assets and the acquisition of Diamond had occurred as of January 1, 1999, follows:

                                                           FOR THE YEAR ENDED
                                                              DECEMBER 31,
                                                         ----------------------
                                                           2000         1999
                                                         ---------    ---------
                                                             (IN THOUSANDS,
                                                         EXCEPT PER SHARE DATA)
Revenues...............................................  $309,790     $488,654
Net income (loss)......................................  $276,783     $(90,721)
Net income (loss) per common share:
  Basic................................................  $   3.58     $  (1.96)
  Diluted..............................................  $   3.14     $  (1.96)

     In February 2001, SONICblue announced that it signed a definitive agreement to acquire Sensory Science Corporation, whose assets include the Go Video, California Audio Labs and Rave brands, as well as an exclusive distribution agreement with Loewe Opta GmbH of Germany. Pending the consummation of the acquisition of Sensory Science Corporation, SONICblue has made a loan to Sensory Science in the amount of $3 million and has obtained a warrant to purchase 5,357,143 shares of Sensory Science common stock.

     In March 2001, SONICblue signed a definitive agreement to acquire ReplayTV, Inc., a developer of personal television technology. Under the terms of the agreement, SONICblue will issue an aggregate of 15.5 million shares of common stock and options and warrants to purchase shares of SONICblue common stock in exchange for all of ReplayTV's outstanding equity interests, and ReplayTV will become a wholly owned subsidiary of SONICblue. The agreement also provides that if the value of the SONICblue common stock to be issued to stockholders of ReplayTV at the closing of the transaction is less than $80 million, ReplayTV may terminate the agreement unless SONICblue, at its option, either pays additional cash or issues additional shares to bring the value at closing to $80 million. In connection with the proposed acquisition of ReplayTV, SONICblue has made loans to Replay in the amount of $10 million and agreed to loan ReplayTV up to an additional $6 million.

     In March 2001, SONICblue announced the proposed sale to ATI Technologies of its professional graphics division, based in Starnberg, Germany, which produces the Fire GL line of graphics accelerators. Under the terms of an Asset Purchase Agreement, SONICblue will receive $2.7 million in cash and is eligible to receive further financial consideration of up to $7.3 million, contingent upon the Fire GL graphics business achieving future performance targets.

SELECTED QUARTERLY CONSOLIDATED FINANCIAL DATA (UNAUDITED)

     The following table presents selected unaudited consolidated financial results for each of the eight quarters in the two-year period ended December 31, 2000. In the Company's opinion, this unaudited information has been prepared on the same basis as the audited information and includes all adjustments (consisting of only normal recurring adjustments) necessary for a fair statement of the financial information for the period presented.

                                                   FOURTH       THIRD        SECOND      FIRST
                                                  QUARTER     QUARTER(1)    QUARTER     QUARTER
                                                  --------    ----------    --------    --------
                                                     (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
YEAR ENDED DECEMBER 31, 2000
Net sales.......................................  $ 99,205     $139,960     $135,820    $161,719
Gross margin (loss).............................    (6,668)     (23,652)       5,004      13,404
Income (loss) from operations(2)................   (77,362)     (93,713)     (54,815)    (47,441)
Net income (loss)(3)............................   (67,509)     (75,648)     (36,258)    492,243
Per share amounts:
  Basic.........................................  $  (0.72)    $  (0.82)    $  (0.40)   $   5.84
  Diluted(4)....................................  $  (0.72)    $  (0.82)    $  (0.40)   $   5.04
Shares used in computing per share amounts:
  Basic.........................................    93,313       92,573       91,402      84,272
  Diluted(4)....................................    93,313       92,573       91,402      97,864
YEAR ENDED DECEMBER 31, 1999
Net sales.......................................  $180,546     $ 70,484     $ 57,253    $ 44,300
Gross margin (loss).............................     2,930       15,688       16,537      10,267
Income (loss) from operations(2)................   (56,765)     (18,383)      (9,456)    (15,558)
Net income (loss)(3)............................    (6,903)     (11,098)       1,100     (13,879)
Per share amounts:
  Basic.........................................  $  (0.09)    $  (0.20)    $   0.02    $  (0.27)
  Diluted(4)....................................  $  (0.09)    $  (0.20)    $   0.02    $  (0.27)
Shares used in computing per share amounts:
  Basic.........................................    77,121       55,419       53,164      51,856
  Diluted(4)....................................    77,121       55,419       57,588      51,856

---------------
(1) Gross margin (loss) for the third quarter of 2000 was restated from the amounts presented in the Quarterly Report on Form 10-Q for the period ended September 30, 2000 to reflect the reclassification of an inventory writedown which was previously classified as restructuring expense. The reclassification had no impact on income (loss) from operations and net income (loss).

(2) Loss from operations for 2000 includes a $10.1 million restructuring charge. Loss from operations for 1999 includes a write-off of acquired technologies of $6.7 million in the fourth quarter of 1999.

(3) Net income (loss) includes gain on sale of joint venture of $7.2 million in the second quarter of 1999, $7.5 million in the third quarter of 1999, $7.8 million in the fourth quarter of 1999, $7.5 million in the first quarter of 2000 and $7.2 million in the second quarter of 2000.

(4) Diluted earnings per share includes the effect of incremental shares issuable upon the conversion of the convertible subordinated notes, the dilutive effect of outstanding options and an adjustment to net income for the interest expense (net of income taxes) related to the notes unless the impact of such conversion is anti-dilutive. The effect of the conversion was anti-dilutive all quarters of 2000 and 1999, except for the first quarter of 2000.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable

                                    PART III

     Certain information required by Part III is incorporated by reference from the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the Company's 2001 Annual Meeting of Stockholders (the "Proxy Statement") to be held on May 23, 2001.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information required by this section (with respect to directors) is incorporated by reference from the information in the section entitled "Proposal 1 -- Election of Directors" in the Proxy Statement.

     Item 405 of Regulation S-K calls for disclosure of any known late filing or failure by an insider to file a report required by Section 16 of the Exchange Act. This disclosure is contained in the section entitled "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement and is incorporated herein by reference.

     The executive officers of the Company are as follows:

     Kenneth F. Potashner, age 43, has served as Chief Executive Officer, President and Chairman of the Board of SONICblue since November 1998. Mr. Potashner has been a director of Maxwell Technologies, Inc. since April 1996 and became Chairman of the Board of Maxwell Technologies in April 1997. From the time he joined Maxwell Technologies in April 1996 until October 1998, Mr. Potashner served as the President, Chief Executive Officer and Chief Operating Officer. From 1994 to April of 1996, he served as Executive Vice President, Operations, for Conner Peripherals, Inc. From 1991 through 1994, Mr. Potashner was Vice President, Product Engineering, for Quantum Corporation. Mr. Potashner is also a member of the Board of Directors of Newport Corporation.

     Paul G. Franklin, age 57, is Senior Vice President, Business Development, and joined SONICblue in September 1992. From March 1991 to September 1992 he was a consultant to SONICblue. Mr. Franklin was a consultant for a number of semiconductor companies from January 1990 through March 1991. From March 1986 to December 1989, Mr. Franklin was Vice President of Operations of Actel Corporation, a supplier of field programmable gate arrays. Prior to 1986, Mr. Franklin held various management positions at Monolithic Memories Inc., a supplier of semiconductor memories and programmable logic.

     William F. McFarland, age 49, joined SONICblue in January 2000 as Vice President and Controller. He became Interim Chief Financial Officer in August 2000. From January 1988 to December 1999, Mr. McFarland served in a variety of finance and information technology management positions at SGI, Inc., a provider of high-performance computing and visualization solutions for technical and creative users. From September 1985 to December 1987, Mr. McFarland served as Tax Director of Spectra-Physics, Inc., a manufacturer of laser systems.

     Andrew L. Wolfe, age 38, joined SONICblue in June 1997 and became Chief Technical Officer in May 1999. From September 1991 to 1997 he was an Assistant Professor at Princeton University where he taught Electrical Engineering.

     Richard Burns, age 46, joined SONICblue in March 2001 as Vice President, Worldwide Sales. From March 1999 to March 2001 he was Senior Vice President, Worldwide Sales at 3DFX Interactive, a supplier of graphics chips for personal computers. From September 1998 to March 1999 he worked as a consultant for Disney Interactive. From December 1995 to May 1998 he served as Executive Vice President, Domestic Publishing for GT Interactive Software, a game software publisher.

ITEM 11. EXECUTIVE COMPENSATION.

     The information required by this section is incorporated by reference from the information in the sections entitled "Directors' Compensation" and "Executive Compensation" in the Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information required by this section is incorporated by reference from the information in the section entitled "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required by this section is incorporated by reference from the information in the section entitled "Certain Relationships and Related Party Transactions" in the Proxy Statement.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a) The following documents are filed as a part of this Form 10-K:

     (1) Financial Statements:

          Reference is made to the Index to Consolidated Financial Statements of SONICblue Incorporated under Item 8 in Part II of this Form 10-K.

     (2) Financial Statement Schedules:

          The following financial statement schedule of SONICblue Incorporated for the years ended December 31, 2000, 1999 and 1998 is filed as part of this Report and should be read in conjunction with the Consolidated Financial Statements of SONICblue Incorporated.

                                                              REFERENCE
                                                                PAGE
                                                              ---------
Schedule II -- Valuation and Qualifying Accounts............     72

          All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

     (3) Exhibits:

          The exhibits listed below are required by Item 601 of Regulation S-K. Each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K has been identified.

EXHIBIT
NUMBER   NOTES                     DESCRIPTION OF DOCUMENT
-------  -----                     -----------------------
 3(i)#           Restated Certificate of Incorporation.
 3(ii)    (9)    Amended and Restated Bylaws.
 4.1      (1)    Specimen common stock certificate.
 4.2      (7)    Indenture, dated as of September 12, 1996 between Registrant and State Street Bank and Trust Company of California, N.A.,
                 as Trustee, including form of Note.
 4.3      (8)    Rights Agreement dated as of May 14, 1997 between S3
                 Incorporated and The First National Bank of Boston, Rights
                 Agent.
10.1*    (11)    1989 Stock Plan of S3 Incorporated, as amended (the "1989
                 Plan").
10.2*     (1)    Form of Incentive Stock Option Agreement under the 1989
                 Plan.
10.3*     (1)    Form of common stock Purchase Agreement under the 1989 Plan.
10.4*     (2)    S3 Incorporated 1993 Employee Stock Purchase Plan.

EXHIBIT
NUMBER   NOTES                     DESCRIPTION OF DOCUMENT
-------  -----                     -----------------------
10.5*    (14)    1992 Stock Plan of Diamond Multimedia Systems, Inc.
                 ("Diamond") and form of Stock Option Agreement.
10.6*    (14)    1994 Stock Plan of Diamond and form of Stock Option
                 Agreement.
10.7*    (14)    1995 Director Option Plan of Diamond and form of Stock
                 Option Agreement.
10.8*    (15)    1998 Stock Plan of Diamond and form of Stock Option
                 Agreement.
10.9      (1)    Form of Indemnification Agreement between the Registrant and its directors.
10.10     (6)    Lease between Mission Real Estate, L.P. and Registrant dated
                 November 29, 1995.
10.11     (3)    Office Lease dated May 13, 1993, between the Registrant and
                 San Tomas No. 2 Limited Partnership.
10.12     (3)    First Amendment of Office Lease dated September 9, 1993,
                 between the Registrant and San Tomas No. 2 Limited
                 Partnership.
10.13+    (5)    Foundry Venture Agreement among Registrant, Alliance
                 Semiconductor Corporation and United Microelectronics
                 Corporation dated as of July 8, 1995.
10.14     (4)    Office Lease dated March 30, 1994, between the Registrant
                 and San Tomas No. 1 Limited Partnership.
10.15     (4)    Second Amendment of Office Lease dated March 30, 1994,
                 between the Registrant and San Tomas No. 2 Limited
                 Partnership.
10.16    (14)    Lease dated November 19, 1999, between Diamond and Montague
                 LLC.
10.17    (14)    Lease dated December 26, 1995, between NL Properties, Inc.
                 and Diamond.
10.18    (16)    Sublease dated May 12, 1998 between Reed Elsevier, Inc. and
                 Diamond.
10.19*   (10)    Employment Agreement between Registrant and Terry N. Holdt dated December 18, 1997.
10.20*   (12)    Employment Agreement between Registrant and Kenneth F.
                 Potashner, dated October 30, 1998.
10.21*   (13)    Involuntary Termination Agreement between Registrant and
                 Paul G. Franklin, dated September 22, 1998.
10.22*   (17)    Involuntary Termination Agreement between Registrant and
                 Andy Wolfe, dated September 22, 1998.
10.23#           Form of Promissory Note and Security Agreement between each of Messrs. Lee, Holdt, Santoro and Schraith and SONICblue
                 Incorporated.
10.24#           Form of Promissory Note and Security Agreement between each of Messrs. Lee, Holdt, Santoro and Schraith and SONICblue
                 Incorporated.
21.1#            Significant Subsidiaries of Registrant.
23.1#            Consent of Ernst and Young LLP, Independent Auditors (San
                 Jose, California).
24.1#            Power of Attorney (see page 73 of this Form 10-K).

---------------
  #  Filed herewith.

  *  Indicates management contract or compensatory plan or arrangement.

  + Confidential treatment has been granted with respect to certain portions of this agreement.

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

 (6) Incorporated by reference to Exhibit 10.14 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995.

 (7) Incorporated by reference to Exhibit 4.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.

 (8) Incorporated by reference to Exhibit 4.4 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.

 (9) Incorporated by reference to the exhibit of the same number to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.

(10) Incorporated by reference to Exhibit 10.14 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997.

(11) Incorporated by reference to Exhibit 10.1 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997.

(12) Incorporated by reference to Exhibit 10.13 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998.

(13) Incorporated by reference to Exhibit 10.15 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998.

(14) Incorporated by reference to Diamond's Registration Statement on Form S-1 (File No. 33-89386).

(15) Incorporated by reference to Diamond's Registration Statement on Form S-8 (File No. 333-61147).

(16) Incorporated by reference to Exhibit 10.17 Diamond's Annual Report on Form 10-K for the year ended December 31, 1998.

(17) Incorporated by reference to Exhibit 10.24 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000.

(b) Reports on Form 8-K:

     The Company did not file any reports on Form 8-K during the three months ended December 31, 2000.

                                                                     SCHEDULE II

                       VALUATION AND QUALIFYING ACCOUNTS

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                                 (IN THOUSANDS)

                                    BALANCE AT    CHARGED TO    REVERSALS TO                    BALANCE AT
                                    BEGINNING     COSTS AND      COSTS AND                        END OF
           DESCRIPTION              OF PERIOD      EXPENSES       EXPENSES      (DEDUCTIONS)      PERIOD
           -----------              ----------    ----------    ------------    ------------    ----------
Allowance for doubtful accounts:
  2000............................   $ 3,562       $ 1,857        $   (438)       $(1,680)       $ 3,301
  1999............................     2,296         2,699            (384)        (1,049)         3,562
  1998............................     1,507           600              --             89          2,296
Sales returns and allowances:
  2000............................   $15,736       $ 6,751        $(16,860)       $(1,138)       $ 4,489
  1999............................     4,229        24,950         (10,665)        (2,678)        15,736
  1998............................     4,157         1,453            (631)          (750)         4,229

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 31, 2001.

                                          SONICblue INCORPORATED
                                          (Registrant)

                                          By:   /s/ KENNETH F. POTASHNER
                                            ------------------------------------
                                                    Kenneth F. Potashner
                                                         President
                                                  Chief Executive Officer
                                                   Chairman of the Board

                               POWER OF ATTORNEY

     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Kenneth F. Potashner, William F. McFarland, and Terry Holdt, and each of them, his or her true and lawful attorneys-in-fact, each with full power of substitution, for him or her in any and all capacities, to sign any amendments to this report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact or their substitute or substitutes may do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

                      SIGNATURE                                     TITLE                    DATE
                      ---------                                     -----                    ----
              /s/ KENNETH F. POTASHNER                   President, Chief Executive     March 31, 2001
-----------------------------------------------------   Officer Chairman of the Board
                Kenneth F. Potashner

              /s/ WILLIAM F. MCFARLAND                  Vice President, Controller &     April 2, 2001
-----------------------------------------------------  Interim Chief Financial Officer
                William F. McFarland                      (Principal Financial and
                                                             Accounting Officer)

                 /s/ TERRY N. HOLDT                      Vice Chairman of the Board     March 31, 2001
-----------------------------------------------------
                   Terry N. Holdt

                  /s/ ROBERT P. LEE                               Director              March 31, 2001
-----------------------------------------------------
                    Robert P. Lee

               /s/ CARMELO J. SANTORO                             Director              March 30, 2001
-----------------------------------------------------
                 Carmelo J. Santoro

                /s/ JAMES T. SCHRAITH                             Director               April 2, 2001
-----------------------------------------------------
                  James T. Schraith

                                 EXHIBIT INDEX

EXHIBIT
NUMBER    NOTES                     DESCRIPTION OF DOCUMENT
-------   -----                     -----------------------
 3(i)#            Restated Certificate of Incorporation.
 3(ii)     (9)    Amended and Restated Bylaws.
 4.1       (1)    Specimen common stock certificate.
 4.2       (7)    Indenture, dated as of September 12, 1996 between Registrant and State Street Bank and Trust Company of California, N.A.,
                  as Trustee, including form of Note.
 4.3       (8)    Rights Agreement dated as of May 14, 1997 between S3
                  Incorporated and The First National Bank of Boston, Rights
                  Agent.
10.1*     (11)    1989 Stock Plan of S3 Incorporated, as amended (the "1989
                  Plan").
10.2*      (1)    Form of Incentive Stock Option Agreement under the 1989
                  Plan.
10.3*      (1)    Form of common stock Purchase Agreement under the 1989 Plan.
10.4*      (2)    S3 Incorporated 1993 Employee Stock Purchase Plan.
10.5*     (14)    1992 Stock Plan of Diamond Multimedia Systems, Inc.
                  ("Diamond") and form of Stock Option Agreement.
10.6*     (14)    1994 Stock Plan of Diamond and form of Stock Option
                  Agreement.
10.7*     (14)    1995 Director Option Plan of Diamond and form of Stock
                  Option Agreement.
10.8*     (15)    1998 Stock Plan of Diamond and form of Stock Option
                  Agreement.
10.9       (1)    Form of Indemnification Agreement between the Registrant and its directors.
10.10      (6)    Lease between Mission Real Estate, L.P. and Registrant dated
                  November 29, 1995.
10.11      (3)    Office Lease dated May 13, 1993, between the Registrant and
                  San Tomas No. 2 Limited Partnership.
10.12      (3)    First Amendment of Office Lease dated September 9, 1993,
                  between the Registrant and San Tomas No. 2 Limited
                  Partnership.
10.13+     (5)    Foundry Venture Agreement among Registrant, Alliance
                  Semiconductor Corporation and United Microelectronics
                  Corporation dated as of July 8, 1995.
10.14      (4)    Office Lease dated March 30, 1994, between the Registrant
                  and San Tomas No. 1 Limited Partnership.
10.15      (4)    Second Amendment of Office Lease dated March 30, 1994,
                  between the Registrant and San Tomas No. 2 Limited
                  Partnership.
10.16     (14)    Lease dated November 19, 1999, between Diamond and Montague
                  LLC.
10.17     (14)    Lease dated December 26, 1995, between NL Properties, Inc.
                  and Diamond.
10.18     (16)    Sublease dated May 12, 1998 between Reed Elsevier, Inc. and
                  Diamond.
10.19*    (10)    Employment Agreement between Registrant and Terry N. Holdt dated December 18, 1997.
10.20*    (12)    Employment Agreement between Registrant and Kenneth F.
                  Potashner, dated October 30, 1998.
10.21*    (13)    Involuntary Termination Agreement between Registrant and
                  Paul G. Franklin, dated September 22, 1998.
10.22*    (17)    Involuntary Termination Agreement between Registrant and
                  Andy Wolfe, dated September 22, 1998.
10.23#            Form of Promissory Note and Security Agreement between each of Messrs. Lee, Holdt, Santoro and Schraith and SONICblue
                  Incorporated.
10.24#            Form of Promissory Note and Security Agreement between each of Messrs. Lee, Holdt, Santoro and Schraith and SONICblue
                  Incorporated.
21.1#             Significant subsidiaries of Registrant.
23.1#             Consent of Ernst and Young LLP, Independent Auditors (San
                  Jose, California).
24.1#             Power of Attorney (see page 73 of this Form 10-K).

---------------

   #  Filed herewith.
   * Indicates management contract or compensatory plan or arrangement.

   + Confidential treatment has been granted with respect to certain portions of this agreement.
 (1)  Incorporated by reference to the Registrant's Registration
      Statement on Form S-1 (File No. 33-57114).
 (2) Incorporated by reference to Exhibit 10.15 to the Registrant's Registration Statement on Form S-8 (File No.
      33-65186).
 (3) Incorporated by reference to the exhibit of the same number to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993.
 (4) Incorporated by reference to the exhibit of the same number to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994.
 (5) Incorporated by reference to the exhibit of the same number to the Registrant's Current Report on Form 8-K filed July
      25, 1995.
 (6) Incorporated by reference to Exhibit 10.14 to the Registrant's Annual Report on Form 10-K for the year ended
      December 31, 1995.
 (7)  Incorporated by reference to Exhibit 4.1 to Registrant's
      Quarterly Report on Form 10-Q for the quarter ended
      September 30, 1996.
 (8)  Incorporated by reference to Exhibit 4.4 to Registrant's
      Quarterly Report on Form 10-Q for the quarter ended
      September 30, 1996.
 (9) Incorporated by reference to the exhibit of the same number to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.
(10) Incorporated by reference to Exhibit 10.14 to the Registrant's Annual Report on Form 10-K for the year ended
      December 31, 1997.
(11) Incorporated by reference to Exhibit 10.1 to the Registrant's Annual Report on Form 10-K for the year ended
      December 31, 1997.
(12) Incorporated by reference to Exhibit 10.13 to the Registrant's Annual Report on Form 10-K for the year ended
      December 31, 1998.
(13) Incorporated by reference to Exhibit 10.15 to the Registrant's Annual Report on Form 10-K for the year ended
      December 31, 1998.
(14)  Incorporated by reference to Diamond's Registration
      Statement on Form S-1 (File No. 33-89386).
(15)  Incorporated by reference to Diamond's Registration
      Statement on Form S-8 (File No. 333-61147).
(16)  Incorporated by reference to Exhibit 10.17 Diamond's Annual
      Report on Form 10-K for the year ended December 31, 1998.
(17) Incorporated by reference to Exhibit 10.24 to the Registrant's Annual Report on Form 10-K for the year ended
      December 31, 2000.