Form 10-Q
period 2001-03-31
SONICBLUE INC
filed 2001-05-15
CIK 850519

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarter ended March 31, 2001 or

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                         Commission file number 0-21126

                             SONICBLUE INCORPORATED
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

                         Yes [X]          No [ ]

The number of shares of the Registrant's Common Stock, $.0001 par value, outstanding at May 11, 2001 was 81,556,663.

                             SONICBLUE INCORPORATED
                                    FORM 10-Q

                                      INDEX

                                                                                                    PAGE
                                                                                               --------------
PART I.    CONDENSED CONSOLIDATED FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements:

           Condensed Consolidated Balance Sheets at March 31, 2001 and December 31, 2000             3

           Condensed Consolidated Statements of Operations for the three months ended
           March 31, 2001 and 2000                                                                   4

           Condensed Consolidated Statements of Cash Flows for the three months ended
           March 31, 2001 and 2000                                                                   5

           Notes to Unaudited Condensed Consolidated Financial Statements                            6

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of
           Operations                                                                                12

Item 3.    Quantitative and Qualitative Disclosures About Market Risk                                31

PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings                                                                         32

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

PART I. CONDENSED CONSOLIDATED FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

                             SONICBLUE INCORPORATED
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                (In thousands, except shares and per share data)
                                   (Unaudited)

                                                      MARCH 31,             DECEMBER 31,
                                                        2001                    2000
                                                      ---------             -----------
                                     ASSETS
Current assets:
   Cash and equivalents                               $  26,912             $    36,582
   Investment -- UMC                                    204,315                 228,673
   Other short-term investments                           1,752                   9,017
   Accounts receivable (net of allowances
    of $7,861 in 2001 and $7,790 in 2000)                78,512                  85,950
   Inventories, net                                      39,547                  86,727
   Prepaid expenses and other                             7,525                   9,734
                                                      ---------             -----------
               Total current assets                     358,563                 456,683

Property and equipment, net                              13,348                  24,761
Investment -- UMC                                       203,719                 406,363
Deferred income taxes                                    28,423                      --
Goodwill and intangible assets                          151,257                 162,381
Other assets                                             66,741                  49,117
                                                      ---------             -----------
               Total                                  $ 822,051             $ 1,099,305
                                                      =========             ===========

                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                   $  78,553             $    99,296
   Notes payable                                         71,297                  72,672
   Accrued liabilities                                   53,627                  45,354
   Deferred income taxes                                 53,152                  69,563
   Deferred revenue                                       8,555                   8,287
                                                      ---------             -----------
               Total current liabilities                265,184                 295,172

Long-term deferred taxes                                     --                  25,140
Other liabilities                                         4,125                   4,040
Convertible subordinated notes                          103,300                 103,300
                                                      ---------             -----------
               Total liabilities                        372,609                 427,652

Stockholders' equity:
   Common stock, $.0001 par value;
    175,000,000 shares authorized:
    81,408,856 and 93,054,332 shares
    outstanding in 2001 and 2000,
    respectively                                        526,153                 602,566
   Accumulated other comprehensive loss                  (9,627)               (199,599)
   Retained Earnings (accumulated deficit)              (67,084)                268,686
                                                      ---------             -----------
               Total stockholders' equity               449,442                 671,653
                                                      ---------             -----------
               Total                                  $ 822,051             $ 1,099,305
                                                      =========             ===========

    See accompanying notes to the unaudited condensed consolidated financial statements.

                             SONICBLUE INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                        -------------------------------
                                                          2001                  2000
                                                        ---------             ---------
Net sales                                               $  49,886             $ 161,719

Cost of sales                                              66,655               148,315
                                                        ---------             ---------
Gross margin                                              (16,769)               13,404

Operating expenses:
    Research and development                               10,675                20,757
    Selling, marketing and administrative                  24,886                29,612
    Amortization of goodwill and intangibles               11,124                10,476
                                                        ---------             ---------
               Total operating expenses                    46,685                60,845
                                                        ---------             ---------
Loss from operations                                      (63,454)              (47,441)

Gain on sale of  manufacturing joint venture                   --                 7,472
Gain (loss) on UMC investment                            (458,038)              880,166
Gain (loss) on other investments                             (618)                3,239
Equity (loss) of investees                                   (114)                 (357)
Other income (expense), net                                (3,112)                 (177)
                                                        ---------             ---------
Income (loss) before income taxes and equity             (525,336)              842,902
Income tax expense (benefit)                             (189,567)              350,659
                                                        ---------             ---------
Net income (loss)                                       $(335,769)            $ 492,243
                                                        =========             =========
Earnings per share amounts:
    Basic                                               $   (4.11)            $    5.84
    Diluted                                             $   (4.11)            $    5.04

Shares used in computing per share amounts:
    Basic                                                  81,720                84,272
    Diluted                                                81,720                97,864

    See accompanying notes to the unaudited condensed consolidated financial statements.

                             SONICBLUE INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                           THREE MONTHS ENDED
                                                                                MARCH 31,
                                                                     -------------------------------
                                                                       2001                  2000
                                                                     ---------             ---------
Operating activities:
  Net income (loss)                                                  $(335,769)            $ 492,243
  Adjustments to reconcile net income (loss)  to net
    cash used for operating activities:
    Deferred income taxes                                             (189,814)              349,360
    Depreciation                                                           803                 5,406
    Amortization                                                        11,124                10,976
    Gain on sale of shares of manufacturing joint venture                   --                (7,472)
    Gain/loss on UMC investment                                        458,038              (880,166)
    Gain on VIA investment                                                  --                (3,239)
    Minority interest                                                      114                   357
  Changes in assets and liabilities:
            Accounts receivable                                        (15,325)               (9,311)
            Inventories                                                  4,206               (23,146)
            Prepaid expenses and other assets                           (3,761)                1,589
            Accounts payable                                            (5,285)              (37,934)
            Accrued compensation and benefits                             (199)                  466
            Accrued liabilities and other liabilities                   13,567                (7,656)
            Income taxes payable                                           (88)                   26
            Deferred revenue                                               669                 4,217
                                                                     ---------             ---------
  Net cash used for operating activities                               (61,720)             (104,284)
                                                                     ---------             ---------
Investing activities:
  Property and equipment purchases, net                                    609                (6,204)
  Notes receivable                                                     (13,000)                   --
  Sale (purchase) of short-term investments                             68,058               (66,480)
  Sale of manufacturing joint venture                                       --                 7,472
  Gain on VIA investment                                                    --                 3,239
  Investment in Number Nine                                                 --                (5,327)
  Investment in S3-VIA, Inc.                                                --                  (501)
  Other assets                                                          (4,738)                1,164
                                                                     ---------             ---------
  Net cash from (used for) investing activities                         50,929               (66,637)
                                                                     ---------             ---------
Financing activities:
  Sale of common stock                                                   2,514               156,906
  Repayments of notes payable                                           (1,375)               (4,179)
                                                                     ---------             ---------
  Net cash provided by financing activities                              1,139               152,727
                                                                     ---------             ---------
Effect of exchange rate changes                                            (18)                   (9)
                                                                     ---------             ---------
Net increase (decrease) in cash and equivalents                         (9,670)              (18,203)
Cash and equivalents at beginning of period                             36,582                45,825
                                                                     ---------             ---------
Cash and equivalents at end of period                                $  26,912             $  27,622
                                                                     =========             =========

    See accompanying notes to the unaudited condensed consolidated financial statements.

                             SONICBLUE INCORPORATED
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.      Basis of Presentation

        The condensed consolidated financial statements have been prepared by SONICblue Incorporated, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and include the accounts of SONICblue Incorporated and its wholly-owned subsidiaries ("SONICblue" or collectively the "Company"). All significant inter-company balances and transactions have been eliminated. Investments in entities in which the Company does not have control, but has the ability to exercise significant influence over operating and financial policies, are accounted for by the equity method. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such principles and the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, the financial statements reflect all adjustments, consisting only of normal recurring adjustments with the exception of the in-process research and development charge discussed in Note 2, necessary for a fair presentation of the financial position at March 31, 2001 and December 31, 2000, and the operating results and cash flows for the three months ended March 31, 2001 and 2000. These financial statements and notes should be read in conjunction with the Company's audited financial statements and notes thereto for the year ended December 31, 2000, included in the Company's Form 10-K filed with the Securities and Exchange Commission.

        The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the future quarters or the year ending December 31, 2001. Certain reclassifications of 2000 amounts were made in order to conform to the 2001 presentation.

        This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. In particular, the assumptions set forth in Note 2 and the Management's Discussion and Analysis section of this Quarterly Report on Form 10-Q regarding revenue growth, gross margin increases, cost decreases and cost of capital which underlie the Company's calculation of the in-process research and development expenses contain forward-looking statements and are qualified by the risks detailed in "Factors That May Affect Our Results" and other risks detailed in the Company's Annual Report on Form 10-K for the year ended December 31, 2000 and other reports filed by SONICblue with the Securities and Exchange Commission from time to time. Actual results could differ materially from those projected in these forward-looking statements as a result of the risks described above as well as other risks set forth in SONICblue's periodic reports both previously and hereafter filed with the Securities and Exchange Commission.

2.      Significant Transactions

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

Purchase of Empeg Limited

        In November 2000, SONICblue acquired U.K. digital audio equipment manufacturer Empeg Limited, known as empeg, for $1.9 million. Empeg has become a part of SONICblue's Rio division, and empeg's technology formed the basis for the recently introduced Rio Car audio player.

Transfer of assets to S3 Graphics Co., Ltd.

        On January 3, 2001, SONICblue completed the transactions contemplated by the Amended and Restated Investment Agreement, dated as of August 28, 2000 between SONICblue, VIA Technologies, Inc. ("VIA") and a joint venture. At the closing, SONICblue completed the transfer of its graphics chips assets and liabilities (other than its shares in S3-VIA,Inc.) to S3 Graphics, a joint venture ("JV")owned by a wholly owned subsidiary of SONICblue and VIA. Under the terms of the agreement, SONICblue received 13 million shares of its stock as initial payment from VIA and 100 million shares of Class A Common Stock of the JV. SONICblue held the 13 million shares as treasury shares until their cancellation in April 2001. The agreement provides that, upon occurrence of certain events, SONICblue shall pay damages subject to a maximum damages cap. Also, SONICblue may receive earn-out payments if the new venture meets certain profitability goals. The effect of the earn-out payments, if any, has not been included in the unaudited financial statements.

        The agreement provides that the Class A shareholder, Class B shareholder
(VIA) and Class C shareholder (an independent third party) shall have 50%, 48% and 2%, respectively, of the voting power of JV, irrespective of the actual number of outstanding shares of such class with respect to the election of directors, and own 0.1%, 99.4% and 0.5%, respectively, of the economic interest of JV.

        At closing, SONICblue granted a wholly owned subsidiary of VIA a warrant (the "Warrant") to purchase up to 2 million shares of SONICblue common stock at an exercise price of $10.00 per share, for an aggregate exercise price of $20 million. The Warrant expires on January 3, 2005, unless terminated earlier pursuant to its terms. The fair value of the Warrant is recorded in the balance sheet.

Pending Acquisition of Sensory Science

        In February 2001, SONICblue announced that it signed a definitive agreement to acquire Sensory Science Corporation, a developer of consumer electronics products, including dual deck video cassette player/recorders and DVD players. In connection with the acquisition of Sensory Science, SONICblue loaned to Sensory Science $6 million and has obtained a warrant to purchase 5,357,143 shares of Sensory Science common stock which, on an as exercised basis, represents approximately 27% of Sensory Science's outstanding common stock on May 9, 2001. Of the $6 million, $3 million was funded after March 31, 2001. If the merger is completed, holders of Sensory Science common stock will receive 0.0913 of a share of SONICblue common stock for each share of Sensory Science common stock that they hold, based on the market price of SONICblue's common stock on May 10, 2001, and subject to downward adjustment if SONICblue's stock price increases prior to the closing of the merger. However, Sensory Science stockholders will receive at least 0.0710 of a share of SONICblue common stock for each share of Sensory Science common stock that they hold. As a result of the merger and based on the closing price of SONICblue common stock on May 9, 2001, SONICblue will issue approximately 1.3 million shares of SONICblue common stock to Sensory Science stockholders in exchange for the common stock of Sensory Science outstanding on May 9, 2001.

Pending Acquisition of ReplyTV, Inc.

        In March 2001, SONICblue signed a definitive agreement to acquire ReplayTV, Inc., a developer of personal television technology. Under the terms of the agreement, SONICblue will issue an aggregate of 15.5 million shares of common stock and options and warrants to purchase shares of SONICblue common stock in exchange for all of ReplayTV's outstanding equity, and ReplayTV will become a wholly owned subsidiary of SONICblue. The agreement also provides that if the value of the SONICblue common stock to be issued to stockholders of ReplayTV at the closing of the transaction is less than $80 million, ReplayTV may terminate the agreement unless SONICblue, at its option, either pays additional cash or issues additional shares to bring the value at closing to $80 million. In connection with the proposed acquisition of ReplayTV, SONICblue has made loans to ReplayTV in the amount of $10 million as of March 31, 2001 and has loaned ReplayTV an additional $6 million in April 2001.

Sale of professional graphics division to ATI Technologies

        In March 2001, SONICblue completed the sale to ATI Technologies, Inc. of its professional graphics division, based in Starnberg, Germany, which produced the Fire GL line of graphics accelerators. Under the terms of an Asset Purchase Agreement, SONICblue received $2.7 million in cash and is eligible to receive further financial consideration of up to $7.3 million, contingent upon the Fire GL graphics business, as operated by ATI, achieving future performance targets.

3.      Inventories

        Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market. Inventories consisted of:

                          MARCH 31,         DECEMBER 31,
                            2001               2000
                          --------          ------------
                                (IN THOUSANDS)
Raw materials              $ 9,062            $41,734
Work in process              2,136             14,222
Finished goods              28,349             30,771
                           -------            -------
   Total                   $39,547            $86,727
                           =======            =======

4.      Investments

Investment in USC

        In 1995, SONICblue entered into a joint foundry venture with United Microelectronics Corporation, or UMC, to build United Semiconductor Corporation, or USC, a semiconductor manufacturing facility in Taiwan, R.O.C. In January 2000, USC merged with UMC and, as a result of the merger, SONICblue received 252 million UMC shares in exchange for 252 million USC shares. The Company also received a 20% stock dividend, or approximately 50.4 million shares of UMC stock, in April 2000, increasing SONICblue's holdings to approximately 302 million shares of UMC stock. The Company sold 15 million shares of UMC stock in 2000 and 35 million shares in the first quarter of 2001 on the Taiwan Stock Exchange. Under the terms of the USC merger with UMC, 50% of the original number of UMC shares received by SONICblue are classified as restricted because they are subject to restrictions on their sale that lapse over a three-year period from the date of the merger. At March 31, 2001, approximately 126 million shares were restricted and are recorded as a long-term investment at market values as of March 31, 2001. The unrestricted shares are recorded as a current asset and are valued at market in accordance with SFAS 115. The available-for-sale portion of the Company's investment was marked-to-market through other comprehensive income as required by SFAS 115. The restricted shares were originally recorded at cost. At December 31, 2000, the market value of both the short-term and long-term investment in UMC had declined to an amount significantly below original cost basis. It was determined at that point that this decline was related to the downturn in the semiconductor industry as a whole and was temporary in nature due to the historically cyclical nature of the industry. During the first quarter of 2001, the Company concluded that the downturn in the semiconductor industry and the economy in general was more severe than previously anticipated. There is a great deal of uncertainty regarding when the semiconductor industry will recover from this down cycle. Because SONICblue concluded that the decline in value of UMC shares was other than temporary, it reported an unrealized loss on the UMC investment of $406.0 million for the three months ended March 31, 2001 based on the market value at that date. Also, the Company's sale of 35 million shares of UMC in the first quarter of 2001 resulted in a realized loss of $52.0 million. As of March 31, 2001, SONICblue's 252 million UMC shares were worth approximately $408.0 million, based on the closing price of UMC shares on the Taiwan Stock Exchange on that date and the U.S. dollar to New Taiwan Dollar exchange rate prevailing on that date. The Company's available-for-sale portion of the investment will be marked to market through other comprehensive income as required by SFAS 115 for changes in market value subsequent to March 31, 2001 unless a further decline in market value is considered to be other than temporary. If any further decline is considered to be other than temporary, the decrease in value will be recorded as expense in the statement of operations.

Investment in RioPort

        In October 1999, SONICblue caused RioPort, Inc. (formerly RioPort.com, Inc.), which was a wholly owned subsidiary of SONICblue, to sell shares of its preferred stock to third party investors. RioPort is developing an integrated platform for acquiring, managing and experiencing music and spoken audio programming from the Internet. As a result, SONICblue retains a minority investment in RioPort and accounts for its investment using the equity method. In addition, in November 1999, SONICblue received $10.9 million for the sale to RioPort of OneStep, LLC, a software development company. In June 2000, RioPort sold additional preferred stock to third party investors. As part of this financing, the Company invested an additional $10.7 million in RioPort, maintaining its percentage ownership of RioPort. In the fourth quarter of 2000, RioPort sold additional preferred stock to third party investors. As of March 31, 2001, the Company held approximately 33% of RioPort's outstanding stock. The Company recorded its equity in the investment of RioPort of $0.1 million and $0.4 million for the three months ended March 31, 2001 and 2000, respectively.

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

        In the three months ended March 31, 2001, total assets for S3-VIA was $30.8 million with sales of $17.8 million resulting in a net profit of $1.3 million. For year ended December 31, 2001, total assets for S3-VIA was $17.0 million with sales of $13.5 million resulting in a net loss of $3.2 million.

5.      Notes Payable

        At March 31, 2001, the Company had a $70.0 million domestic bank facility permitting borrowings at the rate of LIBOR plus 2%. This bank facility expires in November 2001. The covenants covering this debt agreement pertain to minimum levels of collateral coverage and tangible net worth, quarterly profitability and minimum levels of liquidity. As of March 31, 2001, the Company was in compliance with all loan covenants. The Company has pledged 100 million UMC shares to secure the loan facility. Additionally, the Company has a foreign line of credit of 3.0 million British Pounds (approximately $4.3 million at March 31, 2001). Borrowings, included in Notes Payable, were $71.3 and $37.5 million under these facilities at March 31, 2001 and 2000, respectively.

        As of March 31, 2001, the Company's future payments on debt related to notes payable, lines of credit and capital lease obligations are due in 2001, therefore all amounts have been classified as current.

6.      Earnings (Loss) Per Share

        Basic earnings (loss) per share ("EPS") are computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that would occur from any instrument or options, which could result in additional common shares being issued.

        When computing earnings (loss) per share, the Company includes only potential common shares that are dilutive. Exercise of options and conversion of convertible debt in the three months ended March 31, 2001 are not assumed because the result would have been anti-dilutive.

        The following table sets forth the computation of basic and diluted earnings (loss) per share:

                                                                            THREE MONTHS ENDED
                                                                                 MARCH 31,
                                                                       ------------------------------
                                                                         2001                  2000
                                                                       ---------             --------
                                                                          (IN THOUSANDS, EXCEPT PER
                                                                                 SHARE AMOUNTS)
      NUMERATOR
         Net income (loss)
            Basic                                                      $(335,769)            $492,243
            Interest expense on subordinated debt                             --                  966
                                                                       ---------             --------
            Diluted                                                    $(335,769)            $493,209
                                                                       =========             ========

      DENOMINATOR
          Denominator for basic earnings (loss) per share                 81,720               84,272
          Common stock equivalents                                            --                8,207
          Subordinated debt                                                   --                5,385
                                                                       ---------             --------
          Denominator for diluted earnings (loss) per share               81,720               97,864
                                                                       =========             ========
      Basic earnings (loss) per share                                  $   (4.11)            $   5.84
      Diluted earnings (loss) per share                                $   (4.11)            $   5.04

7.      Comprehensive Income (Loss)

        The Company's available-for-sale securities and foreign currency translation adjustments are included in other comprehensive income (loss).

        The following are the components of accumulated other comprehensive loss, net of tax:

                                                    MARCH 31,          DECEMBER 31,
                                                      2001                2000
                                                    --------           -----------
                                                           (IN THOUSANDS)
Unrealized gain (loss) on investments               $(1,208)            $(191,197)
Foreign currency translation adjustments             (8,419)               (8,402)
                                                    -------             ---------
Accumulated other comprehensive loss                $(9,627)            $(199,599)
                                                    =======             =========

        The following schedule of other comprehensive loss shows the gross current-period gain (loss) and the reclassification adjustment:

                                                                                    THREE MONTHS ENDED
                                                                                         MARCH 31,
                                                                               -----------------------------
                                                                                 2001                 2000
                                                                               ---------             -------
                                                                                        (IN THOUSANDS)
           Unrealized gain on investments:
             Unrealized gain (loss)on available-for-sale securities            $    (310)            $   892
             Less: reclassification adjustment for (gain)
                loss realized in net income                                      190,299              (1,994)
                                                                               ---------             -------
           Net unrealized loss on investments                                    189,989              (1,102)
           Foreign currency translation adjustments                                  (17)                 (9)
                                                                               ---------             -------
           Other comprehensive income (loss)                                   $ 189,972             $(1,111)
                                                                               =========             =======

8.      Contingencies

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

        SONICblue has received from the SEC a request for information relating to SONICblue's restatement announcement in November 1997. SONICblue has responded and intends to continue to respond to such requests.

        SONICblue has also been defending several putative class action lawsuits naming Diamond, which were filed in June and July 1996 and June 1997 in the California Superior Court for Santa Clara County and the U.S. District Court for the Northern District of

California. Certain former executive officers and directors of Diamond are also named as defendants. The plaintiffs purport to represent a class of all persons who purchased Diamond's common stock between October 18, 1995 and June 20, 1996, or the Class Period. The complaints allege claims under the federal securities laws and California law. The plaintiffs allege that Diamond and the other defendants made various material misrepresentations and omissions during the Class Period. The complaints do not specify the amount of damages sought. On March 24, 2000, the District Court for the Northern District of California dismissed the federal action without prejudice. The parties have tentatively agreed to settle this matter, subject to final documentation and court approval, for a payment of $15.0 million. SONICblue funded $4.5 million of the settlement on November 1, 2000. SONICblue previously accrued this amount in connection with the merger with Diamond. SONICblue believes that Diamond's insurance covers the remaining $10.5 million of the settlement; Diamond's insurers have funded that amount into the settlement, although subsequent to March 31, 2001 one of these insurers has served a notice of arbitration disputing its obligation to pay $3 million of the $10.5 million.

        Sega Corporation initiated a claim for arbitration in Tokyo, Japan against Diamond in December 1998. The claim, which arose out of an agreement entered into between Sega and Diamond in September 1995, in which Sega agreed to provide Diamond with Sega game software that Diamond would bundle with its 3-D graphics board, "The Edge," was settled in March 2001 for an amount that approximated the amount for which the Company had previously provided.

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

        On January 6, 2000, PhoneTel Communications, Inc. filed a complaint for patent infringement against a group of defendants, including Diamond, in the United States District Court for the Northern District of Texas. The settlement of this lawsuit was effective in April 2001.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        When used in this discussion, the words "expects," "anticipates," "believes," "estimates" and similar expressions are intended to identify forward-looking statements. These statements, which include statements as to the Company's intention to continue to supply and support its OEM customers, channel partners and end-users for existing Diamond-Multimedia branded PC graphics add-in cards, the timing of availability and functionality of products under development, product mix, the percentage of net sales represented by any particular new or current product, trends in average selling prices, the percentage of export sales and sales to strategic customers, trends in gross margins, the availability and cost of products from the Company's suppliers, the Company's intention to focus on core technology and products, expectations regarding expenses, including research and development expenses and expectations regarding working capital, capital expenditures, capital requirements and adequacy of capital resources, are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, those risks discussed below, as well as risks relating to SONICblue's ability to develop and timely introduce products that address market demands, manufacturing difficulties, SONICblue's ability to work with strategic partners and OEMs, the ability of the Company to obtain and retain customers, the impact of alternative technological advances and competitive products, the value of the Company's shares of UMC common stock and declines in the semiconductor industry, market fluctuations, developments in and expenses relating to litigation, SONICblue's ability to complete business transactions and integrate acquired businesses and in a timely manner, the costs of integrating acquired businesses and technologies, and the matters discussed in "Factors that May Affect Results." These forward-looking statements speak only as of the date hereof. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any statement is based.

OVERVIEW

        SONICblue Incorporated ("SONICblue" or the "Company"), previously known as S3 Incorporated, designs, develops and markets products for the digital media, consumer electronics, Internet appliance and home networking markets. The Company's products include the Rio line of digital music players, the HomeFree line of home networking products and the Supra line of modems. Prior to the transfer in January 2001 of its graphics chips business to a joint venture between VIA Technologies, Inc. and a wholly owned subsidiary of the Company, the Company was a leading supplier of graphics and multimedia accelerator subsystems for PCs for over ten years.

        In September 1999, SONICblue made a significant strategic shift by merging with Diamond Multimedia Systems, Inc. ("Diamond"), an established PC original equipment manufacturer or OEM and retail provider of communications and home networking solutions, PC graphics and audio add-in boards, digital audio players and Internet appliances. The transaction was accounted for as a purchase and, accordingly, the results of operations of Diamond and the estimated fair value of assets acquired and liabilities assumed are included in the Company's consolidated financial statements as of September 24, 1999, the effective date of the purchase.

        In October 1999, SONICblue announced that it caused RioPort, Inc. ("RioPort"), formerly RioPort.com Inc., which was a wholly owned subsidiary, to sell shares of its preferred stock to third party venture capital and strategic investors. RioPort is developing an integrated platform for acquiring, managing and experiencing music and spoken audio programming from the Internet. As a result of the preferred stock financing, the Company retained a minority investment in RioPort and accounts for its investment using the equity method. In addition, in November 1999, the Company received $10.9 million for the sale of OneStep, LLC to RioPort. In June 2000, RioPort sold additional preferred stock to third party investors. As part of this financing, the Company invested an additional $10.7 million in RioPort, maintaining its percentage ownership of RioPort. In the fourth quarter of 2000, RioPort sold additional preferred stock to third party investors. As of March 31, 2001, SONICblue held approximately 33% of RioPort's outstanding stock.

        In November 1999, the Company established a joint venture with VIA Technologies, Inc. ("VIA") to bring high-performance integrated graphics and core logic chip sets to the volume OEM desktop and notebook PC markets. The joint venture, S3-VIA, Inc., was jointly funded, with access to both SONICblue's and VIA's technology as well as distribution rights for developed products between SONICblue and VIA. SONICblue owns 50.1% of the voting common stock of S3-VIA and accordingly, SONICblue consolidates the accounts of S3-VIA in its consolidated financial statements.

        In August 2000, the Company began the shutdown of its Diamond Multimedia-branded graphics add-in board business. The Company will continue to supply and support its OEM customers, channel partners and end-users for the existing line of Diamond Multimedia-branded PC graphics add-in cards, but has ceased development of follow-on products. The shut-down did not extend to the Company's professional graphics division, headquartered in Germany, which continues to develop and market its line of Fire GL graphics accelerators. As discussed below, the Company signed a letter of intent with ATI Technologies to sell the professional graphics division.

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

        In January 2001, SONICblue completed the transfer of its graphics chips assets, other than its shares of common stock of S3-VIA, to S3 Graphics Co., Ltd., a joint venture between VIA and a wholly owned subsidiary of SONICblue. The joint venture will manufacture and distribute graphics products and conduct related research and development activities. Pursuant to the joint venture agreement with VIA, SONICblue received 13 million shares of SONICblue common stock as payment, and the joint venture assumed certain liabilities relating to the graphics chips business. Upon the occurrence of events specified in the investment agreement between SONICblue and VIA, SONICblue must pay specified liquidated damages, subject to a maximum damages cap. Under the joint venture agreement, SONICblue will also receive earn-out payments if the new venture meets specified profitability goals. At closing, SONICblue issued to a wholly owned subsidiary of VIA a warrant to purchase up to 2 million shares of SONICblue common stock at an exercise price of $10.00 per share, for an aggregate exercise price of $20 million.

        In February 2001, SONICblue announced that it signed a definitive agreement to acquire Sensory Science Corporation, a developer of consumer electronics products, including dual deck video cassette player/recorders and DVD players. In connection with the acquisition of Sensory Science, SONICblue loaned Sensory Science $6 million and has obtained a warrant to purchase 5,357,143 shares of Sensory Science common stock which, on an as exercised basis, represents approximately 27% of Sensory Science's outstanding common stock on May 9, 2001. Of the $6 million, $3 million was funded after March 31, 2001. If the merger is completed, holders of Sensory Science common stock will receive 0.0913 of a share of SONICblue common stock for each share of Sensory Science common stock that they hold, based on the market price of SONICblue's common stock on May 10, 2001, and subject to downward adjustment if SONICblue's stock price increases prior to the closing of the merger. However, Sensory Science stockholders will receive at least 0.0710 of a share of SONICblue common stock for each share of Sensory Science common stock that they hold. As a result of the merger and based on the closing price of SONICblue common stock on May 9, 2001, SONICblue will issue approximately 1.3 million shares of SONICblue common stock to Sensory Science stockholders in exchange for the common stock of Sensory Science outstanding on May 9, 2001.

        In March 2001, SONICblue signed a definitive agreement to acquire ReplayTV, Inc., a developer of personal television technology. Under the terms of the agreement, SONICblue will issue an aggregate of 15.5 million shares of common stock and options and warrants to purchase shares of SONICblue common stock in exchange for all of ReplayTV's outstanding equity, and ReplayTV will become a wholly owned subsidiary of SONICblue. The agreement also provides that if the value of the SONICblue common stock to be issued to stockholders of ReplayTV at the closing of the transaction is less than $80 million, ReplayTV may terminate the agreement unless SONICblue, at its option, either pays additional cash or issues additional shares to bring the value at closing to $80 million. In connection with the proposed acquisition of ReplayTV, SONICblue has made loans to ReplayTV in the amount of $10 million as of March 31, 2001 and has loaned ReplayTV an additional $6 million in April 2001.

        In March 2001, SONICblue completed the sale to ATI Technologies, Inc. of its professional graphics division, based in Starnberg, Germany, which produced the Fire GL line of graphics accelerators. Under the terms of an Asset Purchase Agreement, SONICblue received $2.7 million in cash and is eligible to receive further financial consideration of up to $7.3 million, contingent upon the Fire GL graphics business, as operated by ATI, achieving future performance targets.

RESULTS OF OPERATIONS

        The following table sets forth certain financial data for the periods indicated as a percentage of net sales:

                                                                        THREE MONTHS ENDED
                                                                             MARCH 31
                                                                   ----------------------------
                                                                     2001                 2000
                                                                   -------              -------
           Net sales                                                 100.0%               100.0%
           Cost of sales                                             133.6                 91.7
                                                                   -------              -------
           Gross margin                                              (33.6)                 8.3

           Operating expenses:
               Research and development                               21.4                 12.8
               Selling, marketing and administrative                  49.9                 18.3
               Amortization of goodwill and intangibles               22.3                  6.5
                                                                   -------              -------
                   Total operating expenses                           93.6                 37.6
                                                                   -------              -------
           Loss from operations                                     (127.2)               (29.3)

           Gain on sale of manufacturing joint venture                 0.0                  4.6
           Gain (loss) on UMC investment                            (918.2)               544.3
           Gain (loss) on other investments                           (1.2)                 2.0
           Equity (loss) of investees                                 (0.2)                (0.2)
           Other income (expense), net                                (6.2)                (0.1)
                                                                   -------              -------
           Income (loss) before income taxes                       (1,053.1)              521.2
           Income tax expense (benefit)                             (380.0)               216.8
                                                                   -------              -------
           Net income (loss)                                        (673.1)%              304.4%
                                                                   =======              =======


Net Sales

        The Company's products are used in, and its business is dependent upon, the PC industry and growth of the Internet. Sales of the Company's products are primarily in the United States with some sales in Asia and Europe. Net sales were $49.9 million for three months ended March 31, 2001, a decrease of 69.2% from $161.7 million for three months ended March 31, 2000. Net sales decreased from 2000 to 2001 due to the exclusion of revenue resulting from the exit of the multimedia boards that was shut down in the third quarter of fiscal 2000 and exclusion of revenues from the graphics chips business which was transferred to a joint venture with VIA Technologies, Inc. in January 2001 while the Company focuses on generating new products. Net sales for three months ended March 31, 2001 consisted primarily of the Company's Diamond brand modem, PDA and communications products, Rio digital audio players and net sales from the Company's S3-VIA joint venture., while net sales for three months ended March 31, 2000 were generated from the sale of the Company's graphics and multimedia accelerators, connectivity products for the home and RIO digital audio players.

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

        International sales accounted for 28% and 54% of net sales for the three months ended March 31, 2001 and 2000, respectively, excluding the net sales of S3-VIA, Inc. Approximately 36% and 26% of international sales for the three months ended March 31, 2001 and 2000, respectively, were to affiliates of United States customers, excluding the net sales of S3-VIA, Inc. The Company expects that export sales will continue to represent a significant portion of net sales, although there can be no assurances that export sales as a percentage of net sales will remain at current levels. All sales transactions are denominated in U.S. dollars.

        Two customers and two distributors accounted for 13.4%, 13.1%, 11.9% and 10.9% of net sales in March 31, 2001, respectively, exclusive of sales of S3-VIA, Inc. Two customers accounted for 14.5% and 9.6% of net sales for the first three months ended March 31, 2000. The Company expects a significant portion of its future sales to remain concentrated within a limited number of strategic customers. Sales to any particular customer may fluctuate significantly from quarter to quarter.

Gross Margin

        The Company had a negative gross margin percentage of 33.6% for the three months ended March 31, 2001, as compared with a positive gross margin of 8.3% for the three months ended March 31, 2000. The decrease was primarily the result of manufacturing costs associated with the exit of the graphics board and chips business as well as write-down of obsolete inventory. Another factor resulting in the decreased gross margin is the highly competitive pricing pressures in the PC industry and Internet space.

        In the future, the Company's gross margin percentages may be affected by increased competition and related decreases in the unit average selling prices particularly with respect to older generation products, timing of volume shipments of new products, the availability and cost of products from the Company's suppliers and changes in the mix of products sold.

Research and Development Expenses

        The Company has made and intends to continue to make significant investments in research and development to remain competitive by developing new and enhanced products. Research and development expenses were $10.7 million for the three months ended March 31, 2001; a decrease of $10.1 million from $20.8 million for the three months ended March 31, 2000. This decrease was primarily due to reduction in headcount and related personnel costs resulting from the shutdown of the Company's multimedia board business and the transfer of its graphics chips business. The Company intends to continue to focus on core technology and products concentrating on efforts to reduce overhead, headcount and related costs.

Selling , Marketing and Administrative Expenses

        Selling, marketing and administrative expenses consist primarily of salaries, related benefits and fees for professional services, such as legal and accounting services. Selling, marketing and administrative expenses were $24.9 million for the three months ended March 31, 2001 a decrease of $4.7 million from $29.6 million for the three months ended March 31, 2000. Selling, marketing and administrative expenses decreased from the same period in the prior year primarily due to reduction in headcount and related personnel costs resulting from the shutdown of the Company's multimedia board business and the transfer of its graphics chips business, offset by expenses associated with reorganization, administering personnel reduction, other personnel related costs and overhead costs. As a percentage of revenue, selling, marketing and administrative expenses increased from 18.3% in 2000 to 49.9% in 2001.

Amortization of Goodwill and Intangibles

        Amortization of goodwill and intangibles increased from $10.5 million for three months ended March 31, 2000 to $11.1 million for three months ended March 31, 2001. No significant changes were made to goodwill and intangible during the last year.

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

        In June 1999, the Company amended its agreement with UMC. Under the terms of the amended agreement, UMC has agreed to pay the Company, subject to certain conditions, 1.4 billion New Taiwan Dollars (totaling approximately $37.2 million in cash over the period that the cash was received) and the Company has agreed to release UMC from contingencies associated with the sale of 80 million shares of stock of USC in January 1998 (described in the preceding paragraph) and to grant a license to UMC for 29 patents covering multimedia products and integrated circuit manufacturing technology for use in products manufactured by UMC. The Company recognized the gain on this transaction over five fiscal quarters beginning in the quarter ended June 30, 1999, as payments were received. For the three months ended March 31, 2000, the gain recognized on the sale of the stock in USC was $7.5 million. For the three months ended March 31, 2001 no gain was recognized as payments have ceased under the agreement.

Gain (Loss) on UMC Investment

        In June 1999, UMC announced a foundry consolidation plan whereby USC, United Integrated Circuits Corporation, United Silicon Incorporated and UTEK Semiconductor Corporation would be merged into UMC. Under the terms of the consolidation plan, each of the Company's shares in the USC joint venture would be exchanged for one share of UMC. On January 4, 2000, the Company's 252 million shares of USC were exchanged for 252 million shares of UMC stock. For the three months ended March 31, 2000, the Company recorded a gain on the transfer of the shares of $880.2 million to recognize the difference in the carrying value of its investment in USC, a privately held company, and the fair market value of the UMC, a publicly traded company, shares on the date of the transfer. Approximately half of the shares received are subject to sale restrictions and are carried at market value as of March 31, 2001 as long-term assets in the accompanying balance. As the remaining shares are freely tradable, the investment is adjusted to fair market value in accordance with SFAS 115 and classified as short-term investments. As of March 31, 2001, SONICblue's 252 million UMC shares held as of that date were worth approximately $408.0 million, based on the closing price of UMC shares on the Taiwan Stock Exchange on that date and the U.S. dollar to New Taiwan Dollar exchange rate prevailing on that date. The downturn in the semiconductor industry and the economy in general appears to be more severe than previously anticipated. There is a great deal of uncertainty regarding when the semiconductor industry will recover from this down cycle. Because SONICblue concluded that the decline in value was not temporary, it reported an unrealized loss on the UMC investment of $406.0 million and a realized loss of $52.0 million for the three months ended March 31, 2001. Future fluctuations in the value of SONICblue's portfolio investments, including the UMC shares, could negatively impact SONICblue's financial condition.

        The Company received a 20% stock dividend, or approximately 50.4 million shares of UMC stock, in April 2000, increasing the Company's holdings to approximately 302 million shares of UMC stock. The Company sold 15 million shares of UMC stock in 2000. The Company sold 35 million shares during the three months ended March 31, 2001 on the Taiwan stock Exchange receiving net proceeds of $60.4 million. At March 31, 2001, approximately 126 million shares are classified as a current asset with approximately 126 millions shares classified as a long-term asset.

Gain (Loss) on Sale of Other Investments

        In the three months ended March 31, 2001 the Company recognized a loss of $0.6 million and in the three months ended March 31, 2000 the Company recognized a gain of $3.2 million from the sale of certain non-strategic investments in corporate equity securities. The downturn in the economy attributed to decline in the market value of these securities.

Equity Loss of Investees

        Investments in entities in which the Company does not have control, but has the ability to exercise significant influence over operating and financial policies, are accounted for by the equity method. For the three months ended March 31, 2001, the Company's share of losses in these entities was $0.1 million and for the three months ended March 31, 2000 the losses were $0.4 million. The losses were principally due to the Company's share of losses from RioPort, Inc.

Other Income (Expense), Net

        Other expense was $3.1 million for the three months ended March 31, 2001; an increase of $2.9 million from other expense of $0.2 million for the three months ended March 31, 2000. The increase was due primarily to interest expense associated with lines of credit and increased borrowings, partially offset by foreign currency translation gains.

Income Taxes

        The Company's effective tax rates for the three months and three months ended March 31, 2001 and 2000 are 36.1% and 41.6%, respectively. The effective tax rate reflects expected tax payment on the adjusted taxable income at the federal, state and international statutory rates.

Liquidity and Capital Resources

        Cash used for operating activities was $61.7 million for the three months ended March 31, 2001 and consisted primarily of the Company's net loss of $335.8 million, which included a non-operating loss on its UMC investment of $458.0 million and deferred income taxes of $189.8 million.

        Cash used for operating activities for the three months ended March 31, 2000 was $104.3 million. The Company's net income of $492.2 million for the three months ended March 31, 2000 included a non-cash gain on UMC investment of $880.2 million, and non operating gains on VIA investment of $3.2 million and the sale of manufacturing joint venture of $7.5 million. Cash used for operations for the three months ended March 31, 2000 was unfavorably impacted by increases in accounts receivable and inventories and decreases in accounts payable and accrued liabilities and other liabilities. In addition, cash used for operations for the three months ended March 31, 2000 was favorably impacted by depreciation, amortization, increases in deferred income taxes and deferred revenue and decreases in prepaid expenses and other.

        Investing activities provided cash of $50.9 million for the three months ended March 31, 2001 and consisted primarily of sales and maturities of short-term investments including cash received from the sale of 35 million UMC shares on the Taiwan Stock Exchange of $60.4 million, offset by notes receivable of $13.0 million relating to the acquisition of ReplayTV and Sensory Science. Investing activities used cash of $66.6 million for the three months ended March 31, 2000 and consisted primarily of purchases of short-term investments, net, investments in Number Nine and VIA and purchases of property and equipment, partially offset by cash received from UMC related to the sale of USC shares, and the increases in other assets.

        Financing activities provided cash of $1.1 million for the three months ended March 31, 2001 and consisted of sales of common stock offset by repayments of notes payable. Financing activities provided cash of $152.7 million for the three months ended March 31, 2000. Sales of common stock, including $145.5 million received from the sale of stock to VIA, was the financing activity generating cash during the three months ended March 31, 2000 which was offset partially by repayments of notes payable.

        Working capital at March 31, 2001 and December 31, 2000 was $93.4 million and $161.5 million, respectively. At March 31, 2001, the Company's principal sources of liquidity included cash and equivalents of $26.9 million and $1.8 million in short-term investments. In addition, the company held unrestricted shares of UMC valued at $204.3 million at March 31, 2001 based upon then existing New Taiwan dollar to U.S. dollar exchange rates and UMC's market prices on the Taiwan Stock Exchange. The Company's principle sources of liquidity at December 31, 2000 included cash and equivalents of $36.6 million and $9.0 million of short-term investments. In addition, the company held shares of UMC valued at $228.7 million at December 31, 2000 based upon then existing New Taiwan dollar to U.S. dollar exchange rates and UMC's market prices on the Taiwan Stock Exchange. As of March 31, 2001, the Company had short-term lines of credit and bank credit facilities totaling $74.3 million, of which approximately $2.9 million was unused and available.

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

        In the fourth quarter of 2000, the Company implemented Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," or SAB 101 retroactively to January 1, 2000. SAB 101 requires that the following criteria must be met before revenues can be recorded: (a) persuasive evidence that an arrangement exists, (b) delivery has occurred or services have been rendered,
(c) the seller's price to the buyer is fixed or determinable, and (d) collectibility is reasonably assured. There was no cumulative effect associated with implementing SAB 101.

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

FACTORS THAT MAY AFFECT OUR RESULTS

SONICBLUE HAS RECENTLY CHANGED THE FOCUS OF ITS BUSINESS AND MAY BE UNSUCCESSFUL OR EXPERIENCE DIFFICULTIES IN IMPLEMENTING THIS CHANGE. IF THIS OCCURS, SONICBLUE MAY NOT BE ABLE TO ACHIEVE OPERATING PROFITABILITY.

        In January 2001, SONICblue completed the transfer of its graphics chips business to S3 Graphics Co., Ltd., a joint venture between VIA Technologies, Inc. and a wholly owned subsidiary of SONICblue. While SONICblue continues to own an interest in another joint venture which produces graphics chips, SONICblue is realigning its resources to focus on its digital media, consumer electronics, Internet appliance and home networking businesses. SONICblue has a limited operating history with these businesses, and its shift in focus may prove to be unsuccessful. In addition, the industry is new and continually evolving. SONICblue's digital media, consumer electronics, Internet appliance and home networking businesses compete with larger, more established competitors, and SONICblue may be unable to achieve market success. SONICblue's profitability depends on its ability to successfully implement its new business strategy.

SONICBLUE EXPERIENCED NET LOSSES IN THE PAST AND MAY EXPERIENCE NET LOSSES AGAIN IN THE FUTURE.

        SONICblue had a net loss of $335.8 million for the three months ended March 31, 2001, primarily resulting from the recognition of an unrealized loss of $406.0 million and a realized loss of $52.0 million related to the decline in value of the UMC shares. SONICblue had net income of $312.8 million for the year ended December 31, 2000, primarily from recognizing a one time gain of $884.2 million on the UMC shares but not as a result of income from operations. SONICblue had a net loss of $30.8 million for 1999, and SONICblue's sales during that time consisted of primarily older generation and lower price products that were sold into markets with significant price competition. With the completion of the transfer of SONICblue's graphics chips business, SONICblue's ability to achieve operating profitability depends primarily on its success in refocusing its business resources and in executing its business plan for its refocused business. In addition, SONICblue must achieve positive gross margins at a level sufficient to offset its operating expenses. SONICblue experienced negative gross margins in 2000 and in the first quarter of 2001 and could continue to experience negative gross margins. Price competition and declining prices for consumer goods in the first quarter of 2001 contributed to the negative gross margins. SONICblue cannot assure you that it will be able to achieve operating profitability. If SONICblue is unable to achieve operating profitability or incurs future losses and negative cash flow, its stock price would likely decline.

SONICBLUE DEVELOPS AUDIO PRODUCTS FOR A NEW MARKET, WHICH MAY NOT DEVELOP IF CONSUMERS DO NOT ACCEPT DIGITAL AUDIO AS THEIR PREFERRED METHOD OF LISTENING TO MUSIC.

        The market for digital audio products is new and evolving. SONICblue's digital audio products play music that consumers download from the Internet or CDs. The success of SONICblue's digital audio products depends in part on consumers using the Internet, rather than using solely traditional sources, such as record stores where they buy CDs or cassette tapes, as a source of music. If consumers do not access music on the Internet, or from their CDs, and download it for use on SONICblue's products, a market for SONICblue's products may not develop or may be limited.

A REDUCTION IN THE AVAILABILITY OR EASE OF DOWNLOADING MUSIC FROM THE INTERNET WILL HURT THE SALES OF SONICBLUE'S PRODUCTS.

        SONICblue's digital audio products play music downloaded from the Internet and CDs. Currently, litigation is pending that could decrease the availability of downloadable music available on the Internet. The five major record companies have sued Napster.com, an Internet service that allows its users to swap songs. The lawsuits maintain that the swapping of music between different users free of charge is a violation of the copyright laws in the United States. If the record companies prevail in the litigation, and Napster or companies offering similar services are forced to limit the selection of music available for download or are forced to go out of business, there would be a reduction in the amount of music available to consumers on the Internet. In March 2001, the court issued an injunction that orders Napster to prevent users from trading copyrighted songs on Napster's web site.

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

        SONICblue's revenues have historically been dependent on the markets for graphics/video chips for PCs and on its ability to compete in those markets. With the completion of the transfer of the graphics chips assets to a joint venture between VIA and a wholly owned subsidiary of SONICblue, SONICblue's remaining businesses continue to have significant product concentration. SONICblue is dependent on the markets for digital audio players, modems, home networking and other consumer electronics products. SONICblue's business would be materially harmed if it were unsuccessful in selling digital audio players, including its Rio players. Historically, over 75% of the net sales of SONICblue's subsidiary, Diamond, have come from sales of graphics and video accelerator subsystems. Excluding the graphics board business, the Rio players have historically accounted for over 90% of the remainder of Diamond's sales. In 2000, Rio players and products accounted for 12.2% of SONICblue's net sales. For the three months ended March 31, 2001, Rio players and products accounted for a substantial portion of SONICblue's net sales excluding net sales from S3-VIA, Inc. A decline in demand or average selling prices for digital audio players, modem and home networking products would have a material adverse effect on SONICblue's sales and operating results.

BECAUSE SONICBLUE'S LARGEST FINANCIAL ASSET IS ITS SHARES OF UNITED MICROELECTRONICS CORPORATION, THE VOLATILITY OF SONICBLUE COMMON STOCK MAY BE INFLUENCED BY THE VOLATILITY OF UMC'S STOCK PRICE.

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

BECAUSE THE PRICE OF THE UMC SHARES HAS DECLINED SINCE SONICBLUE RECORDED THEIR CARRYING VALUE, SONICBLUE MAY CONTINUE TO NEED TO REPORT A LOSS IN OTHER INCOME AND EXPENSE IF IT DETERMINES THAT THE DECLINE IN THE SEMICONDUCTOR INDUSTRY IS NOT TEMPORARY.

        At December 31, 2000, the carrying value of the UMC shares on SONICblue's consolidated balance sheet was $635.0 million, and the market value of both SONICblue's short-term and long-term investment in UMC had declined to $407.2 million. It was determined that the decline from the carrying value at December 31, 2000 and the original cost basis was related to the downturn in the semiconductor industry as a whole and was temporary in nature due to the historically cyclical nature of the industry. Subsequent to year end, the market value of the investment in UMC remained significantly below cost. As of March 31, 2001, SONICblue's 252 million UMC shares held as of that date were worth approximately $408.0 million, based on the closing price of UMC shares on the Taiwan Stock Exchange on that date and the U.S. dollar to New Taiwan Dollar exchange rate prevailing on that date. The downturn in the semiconductor industry and the economy in general appears to be more severe than previously anticipated. There is a great deal of uncertainty regarding when the semiconductor industry will recover from this down cycle. Because SONICblue concluded that the decline in value was not temporary, it reported an unrealized loss on the UMC investment of $406.0 million and a realized loss of $52.0 million for the three months ended March 31, 2001. Future fluctuations in the value of SONICblue's portfolio investments, including the UMC shares, could negatively impact SONICblue's financial condition.

THE INFORMATION APPLIANCE MARKET IS NEW AND EVOLVING, AND SONICBLUE'S FRONTPATH SUBSIDIARY MAY NOT SUCCEED IN DEVELOPING AND BRINGING TO MARKET INFORMATION APPLIANCES FOR THE HOME AND VERTICAL MARKETS.

        SONICblue's frontpath subsidiary is engaged in the development of information appliances. The market for information appliances is new and may not develop as SONICblue anticipates, if at all. The potential size of this market opportunity and the timing of its development are uncertain. Broad acceptance of information appliances will depend on many factors, including the willingness of large numbers of consumers to use devices other than PCs to access the Internet, and the development of content and applications that are accessible from information appliances.

        A number of companies who have attempted to develop and enter the information appliance market have not succeeded in bringing products to market or have discontinued them or scaled back their information appliance divisions. frontpath's new product, ProGear, has been released in limited quantities but has not yet been produced or deployed in volume. If frontpath is unable to obtain manufacturing capacity and develop efficiencies to successfully produce ProGear in volume, it will be unable to supply information appliances in the vertical markets. frontpath's development of products for the home depends upon its ability to successfully manufacture and deploy information appliances in volume. If the market for information appliances does not develop or develops more slowly than SONICblue anticipates, or if SONICblue fails to meet the demand of that market or otherwise fails to achieve market penetration or price stability for its information appliance products, frontpath will experience losses that will harm SONICblue's operating results.

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

        These factors will likely affect SONICblue's ability to develop a market for and obtain market acceptance of its products, particularly its information appliances. frontpath has invested, and is continuing to invest, substantial resources to develop its information appliances. frontpath would be unlikely to generate significant revenues from sales of its information appliances, and will have expended significant resources on products for which it is generating limited or no revenues, if broadband access is not available and adopted on a widespread basis.

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

NET SALES FROM SONICBLUE'S JOINT VENTURE, S3-VIA, INC., WILL LIKELY DECLINE IN THE FUTURE, POTENTIALLY RESULTING IN A DECLINE IN SONICBLUE'S CONSOLIDATED REVENUES.

        Although SONICblue completed the transfer of its wholly owned graphics chip business assets to a joint venture between VIA and a wholly owned subsidiary of SONICblue, in January 2001, SONICblue retained its ownership of 50.1% of the voting common stock of S3-VIA, a joint venture between SONICblue and VIA. SONICblue consolidates the accounts of S3-VIA in its financial statements. S3-VIA may not develop new technology or products. As a result, the amount of net sales received by SONICblue through its ownership interest in S3-VIA is expected to decline as its product offerings age and become obsolete. Because SONICblue consolidates S3-VIA's accounts into its financial statements, a decline in S3-VIA's net sales will reduce SONICblue's revenues.

        In addition, SONICblue may reduce or completely eliminate its holdings in S3-VIA as part of its strategy to exit the graphics business. If
SONICblue's interest in S3-VIA, Inc. falls below 50% of the voting common stock, SONICblue will not consolidate S3-VIA's accounts in its financial statements and SONICblue revenues may be reduced.

SONICBLUE IS REQUIRED TO PAY SPECIFIED LIQUIDATED DAMAGES TO S3GRAPHICS IF CERTAIN EVENTS OCCUR,AND EARN-OUT PAYMENTS TO SONICBLUE FROM THE JOINT VENTURE ARE SUBJECT TO THAT JOINT VENTURE MEETING AGGRESSIVE PROFITABILITY GOALS.

        The investment agreement with VIA and S3Graphics provides that,upon occurrence of certain events,SONICblue will pay liquidated damages, subject to a maximum damages cap. Despite the cap, liquidated damages payments could harm SONICblue's financial condition or results of operations. In addition, SONICblue will receive earn-out payments only if the new venture meets aggressive profitability goals specified in the joint venture agreement. There can be no assurance that the joint venture will be able to meet these profitability goals.

SONICBLUE MAY NOT BE ABLE TO SUCCESSFULLY MANAGE THE GROWTH AND EXPANSION OF ITS BUSINESS.

        In the past two years, and particularly following its merger with Diamond, SONICblue has experienced a significant expansion in the overall level of its business and the scope of its operations, including manufacturing, research and development, marketing, technical support, customer service, sales and logistics. This expansion has resulted in significant challenges, and a need for substantial investment in, infrastructure, process development and information systems, including:

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

        - rates of product return in excess of those forecasted or expected;

        -       seasonal fluctuations in sales;

        - general consumer electronics industry conditions, including changes in demand and associated effects on inventory and inventory practices; and

        - general economic conditions, including economic conditions in North America, Asia and Europe in particular, that could affect the timing of customer orders and capital spending and result in order cancellations or rescheduling.

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

THE DEMAND FOR SONICBLUE'S PRODUCTS HAS HISTORICALLY BEEN WEAKER IN CERTAIN QUARTERS, WHICH MAKES IT DIFFICULT TO COMPARE ITS QUARTERLY RESULTS.

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

        In some markets where SONICblue is a relatively new entrant, such as modems, home networking, sound cards and consumer electronics, including digital audio or Internet music players and Internet appliances, it faces dominant competitors that include Compaq (Internet appliances and digital audio players), 3Com (home networking and modems), Creative Technology under the name Creative Labs (modems and digital audio players), Handspring (personal digital assistants, or PDAs, and digital audio player add-ons to PDAs), Gateway (home networking, home network digital audio players and Internet appliances), Intel (home networking and digital audio players), Motorola (Internet appliances and handheld consumer electronics), Palm (PDAs), Samsung (digital audio players, digital audio player mobile telephones and Internet appliances), Sony (consumer electronic music, digital audio players and a recently announced Internet appliance) and Thompson Multimedia (digital audio players). Some of SONICblue's products face a variety of competitive sources. For example, digital audio players compete against traditional stereos and CD players, and frontpath information appliances face competition from manufacturers of stand alone Internet appliances, wireless portable Internet appliances, PDAs, and manufacturers of PCs. In addition, the markets in which SONICblue competes are expected to become increasingly competitive as PC products support increasingly more robust multimedia functions and companies that previously supplied products providing distinct functions (for example, companies today primarily in the sound, modem, microprocessor or motherboard markets) emerge as competitors across broader or more integrated product categories.

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

        Historically, the gross profit margins on the products of Diamond were lower than the margins on SONICblue's products. As a result of the Diamond merger, SONICblue's average gross margins have been lower than they were prior to the Diamond merger, thereby decreasing SONICblue's average gross margins. In addition, because the products remaining in SONICblue's refocused business include Diamond products such as the Rio players, SONICblue's average gross margins will likely be lower after the transfer of the graphics chips assets to S3 Graphics, the joint venture between VIA and a wholly owned subsidiary of SONICblue, than prior to the transfer.

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

        Also, in an effort to avoid actual or perceived component shortages, SONICblue may purchase more of certain components than it may otherwise require. Excess inventory resulting from over-purchases, obsolescence or a decline in the market value of such inventory could result in inventory write-offs, which would have a negative effect on SONICblue's financial results as happened in the first and second quarters of 1998. Although these over-purchases related to the graphics chips business, they could occur with respect to other SONICblue products or those of S3-VIA, Inc., a joint venture that SONICblue and VIA established in November 1999 to design, produce and market integrated graphics and core logic chip sets. Similarly, prior to SONICblue's acquisition of Diamond, Diamond's perception of component shortages caused Diamond to over-purchase certain components and pay surcharges for components that subsequently declined in value in the second, third and fourth quarters of 1998. In addition, SONICblue's inventory sell-offs or sell-offs by its competitors could trigger channel price protection charges, further reducing its gross margins and profitability.

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

SONICBLUE IS SUBJECT TO RISKS RELATING TO PRODUCT RETURNS AND PRICE PROTECTION, WHICH COULD LIMIT SONICBLUE'S REVENUES.

        SONICblue often grants limited rights to customers and distributors to return unsold inventories of its products in exchange for new products, also known as "stock rotation." SONICblue also often grants price protection on unsold inventory, which allows customers to receive a price adjustment on existing inventory when its published price is reduced. Also, some of SONICblue's retail customers may accept returned products from their own retail customers. These products are then returned to SONICblue for credit. SONICblue has experienced a significant percentage of returns of its Rio players. SONICblue estimates returns and potential price protection on unsold inventory in its distribution channel and accrues reserves for estimated returns, including warranty returns and price protection. Since the fourth quarter of 1998, it reserves the gross margin associated with channel inventory levels that exceed four weeks of demand. SONICblue may be faced with further significant price protection charges as its customers move to reduce channel inventory levels of current products, such as its Rio 500, as new product introductions are made.

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

SONICBLUE HAS A SIGNIFICANT LEVEL OF DEBT, WHICH MAY HARM ITS ABILITY TO OBTAIN ADDITIONAL FINANCING OR ADVERSELY AFFECT ITS LIQUIDITY.

        At March 31, 2001, SONICblue had total debt and other long-term liabilities outstanding of $178 million, including a $70 million line of credit secured by SONICblue's shares of UMC. Foreclosure on the UMC shares would harm SONICblue's financial condition. The degree to which SONICblue is leveraged could harm its ability to obtain additional financing for working capital or other purposes and could make SONICblue more vulnerable to economic downturns and competitive pressures. SONICblue's significant leverage could also adversely affect its liquidity, as a substantial portion of available cash from operations may have to be applied to meet debt service requirements. In the event of a cash shortfall, SONICblue could be forced to reduce other expenditures to be able to meet such debt service requirements.

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

SONICBLUE IS A PARTY TO LEGAL PROCEEDINGS ALLEGING SECURITIES VIOLATIONS THAT COULD HAVE A NEGATIVE FINANCIAL IMPACT ON SONICBLUE.

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

        SONICblue has received from the SEC a request for information relating to SONICblue's restatement announcement in November 1997. SONICblue has responded and intends to continue to respond to such requests.

        SONICblue has also been defending several putative class action lawsuits naming Diamond, which were filed in June and July 1996 and June 1997 in the California Superior Court for Santa Clara County and the U.S. District Court for the Northern District of California. Certain former executive officers and directors of Diamond are also named as defendants. The plaintiffs purport to represent a class of all persons who purchased Diamond's common stock between October 18, 1995 and June 20, 1996, or the Class Period. The complaints allege claims under the federal securities laws and California law. The plaintiffs allege that Diamond and the other defendants made various material misrepresentations and omissions during the Class Period. The complaints do not specify the amount of damages sought. On March 24, 2000, the District Court for the Northern District of California dismissed the federal action without prejudice. The parties have tentatively agreed to settle this matter, subject to final documentation and court approval, for a payment of $15.0 million. SONICblue funded $4.5 million of the settlement on November 1, 2000. SONICblue previously accrued this amount in connection with the merger with Diamond. SONICblue believes that Diamond's insurance covers the remaining $10.5 million of the settlement and Diamond's insurers have funded that amount into the settlement, although subsequent to March 31, 2001 one of these insurers has served a notice of arbitration disputing its obligation to pay $3 million of the $10.5 million.

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

        The table below summarizes the Company's investment portfolio.

                                                                    Fair Value
                                                                   ------------
                                                                  (In thousands,
                                                              except interest rates)
               At March 31, 2001:
               Cash and equivalents ...................            $    26,912
               Weighted average interest rate .........                   4.90%
               Short-term investments .................            $     1,752
               Weighted average interest rate .........                   5.63%
               Total portfolio ........................            $    28,664
               Weighted average interest rate .........                   4.95%

               At March 31, 2000:
               Cash and equivalents ...................            $   126,871
               Weighted average interest rate .........                   5.63%
               Short-term investments .................            $    25,338
               Weighted average interest rate .........                   5.91%
               Total portfolio ........................            $   152,209
               Weighted average interest rate .........                   5.68%

        A hypothetical 10% change in market interest rates would not have a material effect on the Company's operations or cash flows.

Convertible Subordinated Notes

        In September 1996, the Company completed a private placement of $103.5 million aggregate principal amount of convertible subordinated notes. The notes mature in 2003. Interest is payable semi-annually at 5 3/4% per annum. The notes are convertible at the option of the note holders into the Company's common stock at an initial conversion price of $19.22 per share, subject to adjustment. During 2000, $.2 million in notes were converted into common stock. Beginning in October 1999, the notes are redeemable at the option of the Company at an initial redemption price of 102% of the principal amount. The fair value of the convertible subordinated notes at March 31, 2001 and 2000 was approximately $75.6 million and $117.1 million, respectively. A hypothetical 10% change in market interest rates would not have a material adverse effect on the Company's operations, cash flows or the fair value of the convertible subordinated notes.

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

        The effect of foreign exchange rate fluctuations on the Company's financial statements for the three months ended March 31, 2001 and 2000 was not material. Since foreign currency exposure increases as intercompany receivables grow, from time to time the Company uses foreign exchange forward contracts as a means for hedging these balances. As of March 31, 2000, the Company held no exchange contracts.

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

        SONICblue has received from the SEC a request for information relating to SONICblue's restatement announcement in November 1997. SONICblue has responded and intends to continue to respond to such requests.

        SONICblue has also been defending several putative class action lawsuits naming Diamond, which were filed in June and July 1996 and June 1997 in the California Superior Court for Santa Clara County and the U.S. District Court for the Northern District of California. Certain former executive officers and directors of Diamond are also named as defendants. The plaintiffs purport to represent a class of all persons who purchased Diamond's common stock between October 18, 1995 and June 20, 1996, or the Class

Period. The complaints allege claims under the federal securities laws and California law. The plaintiffs allege that Diamond and the other defendants made various material misrepresentations and omissions during the Class Period. The complaints do not specify the amount of damages sought. On March 24, 2000, the District Court for the Northern District of California dismissed the federal action without prejudice. The parties have tentatively agreed to settle this matter, subject to final documentation and court approval, for a payment of $15.0 million. SONICblue funded $4.5 million of the settlement on November 1, 2000. SONICblue previously accrued this amount in connection with the merger with Diamond. SONICblue believes that Diamond's insurance covers the remaining $10.5 million of the settlement; Diamond's insurers have funded that amount into the settlement, although subsequent to March 31, 2001 one of these insurers has served a notice of arbitration disputing its obligation to pay $3 million of the $10.5 million.

        Sega Corporation initiated a claim for arbitration in Tokyo, Japan against Diamond in December 1998. The claim, which arose out of an agreement entered into between Sega and Diamond in September 1995, in which Sega agreed to provide Diamond with Sega game software that Diamond would bundle with its 3-D graphics board, "The Edge," was settled in March 2001 for an amount that approximated the amount for which the Company had previously provided.

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

        On January 6, 2000, PhoneTel Communications, Inc. filed a complaint for patent infringement against a group of defendants, including Diamond, in the United States District Court for the Northern District of Texas. The settlement of this lawsuit was effective in April 2001.

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


Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:

    NONE.

(b) Reports on Form 8-K:

        On January 18, 2001, SONICblue filed a current report on Form 8-K reporting under Items 2 and 7 the completion of the transfer of its graphics chip assets, other than its shares of S3-VIA, Inc., to S3 Graphics Co., Ltd., a joint venture between VIA Technologies, Inc. and a wholly-owned subsidiary of the Company, and by Form 8K/A filed February 28, 2001 the Company filed pro forma financial statements reflecting the disposition of such assets.

        On February 5, 2001, SONICblue filed a current report on Form 8-K disclosing that it had entered into an agreement to acquire Sensory Science Corporation.

        On March 26, 2001, SONICblue filed a current report on Form 8-K disclosing that it had entered into an agreement to acquire ReplayTV, Inc.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    SONICBLUE INCORPORATED
                                    (Registrant)


Date: May 14, 2001                           /s/ WILLIAM F. MCFARLAND
                                    --------------------------------------------
                                               WILLIAM F. MCFARLAND
                                      Vice-President of Finance and Controller
                                    (Principal Financial and Accounting Officer)