Form 10-K/A
period 2000-12-31
SONICBLUE INC
filed 2001-05-23
CIK 850519

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                  FORM 10-K/A
                               (AMENDMENT NO. 1)
                            ------------------------

(MARK ONE)
      [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000
                                       OR
      [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM _______________ TO _____________.

                         COMMISSION FILE NUMBER 0-21126

                             SONICBLUE INCORPORATED
                           (FORMERLY S3 INCORPORATED)
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                          DELAWARE                                         77-0204341
      (STATE OR OTHER JURISDICTION OF INCORPORATION OR        (I.R.S. EMPLOYER IDENTIFICATION NO.)
                        ORGANIZATION)

               2841 MISSION COLLEGE BOULEVARD
                  SANTA CLARA, CALIFORNIA                                    95054
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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS.

     The disclosure under this item is being filed to correct certain disclosure and speaks as of the date of the filing of the Company's initial Form 10-K for the year ended December 31, 2000.

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

     In November 1999, SONICblue and VIA established a joint venture to design, produce and market high-performance integrated graphics and core logic chip sets to the volume OEM desktop and notebook PC markets. The joint venture, S3-VIA Inc., was jointly funded with access to both SONICblue's and VIA's technology as well as distribution rights for developed products between SONICblue and VIA. At December 31, 2000, SONICblue owned 50.1% of the voting common stock of S3-VIA and, accordingly, consolidates the accounts of S3-VIA, Inc. in its consolidated financial statements.

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

     In January 2001, SONICblue completed the transfer of its graphics chips assets, other than its shares of S3-VIA, Inc., to S3 Graphics Co., Ltd., another joint venture between VIA and a wholly owned subsidiary of SONICblue. The joint venture will manufacture and distribute graphics products and conduct related research and development activities. Pursuant to the joint venture agreement with VIA, SONICblue received 13 million shares of SONICblue common stock as payment, and the joint venture assumed certain liabilities relating to the graphics chips business. Upon the occurrence of events specified in the investment agreement between SONICblue and VIA, SONICblue must pay specified liquidated damages, subject to a maximum damages cap. Under the joint venture agreement, SONICblue will also receive earn-out payments if the new venture meets specified profitability goals. At closing, SONICblue issued to a wholly owned subsidiary of VIA a warrant to purchase up to 2 million shares of SONICblue common stock at an exercise price of $10.00 per share, for an aggregate exercise price of $20 million.

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

     On November 1, 2000, the Company issued 108,000 shares of its common stock to the shareholders of Empeg Limited, a company organized under the laws of England and Wales ("empeg"), in exchange for all of the issued and outstanding share capital of empeg. The Company relied upon the exemptions provided by
Section 4(2) of the Securities Act of 1933, as amended (the "Act") and Regulation S under the Act. These sales were made without general solicitation or advertising.

     The recipients of the above-described securities represented their intention to acquire the securities for investment only and not with a view to distribution thereof. Appropriate legends were affixed to the stock certificates issued in the transaction. Each recipient was either an accredited investor or was a non-U.S. person as such terms are defined under Rule 501 of Regulation D under the Act and Rule 902 of Regulation S under the Act, respectively. All recipients were provided with or had access to adequate information about the Company.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The disclosure under this item is being filed to correct certain disclosure and speaks as of the date of the filing of the Company's initial Form 10-K for the year ended December 31, 2000.

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

     In November 1999, the Company established a joint venture with VIA to bring high-performance integrated graphics and core logic chip sets to the volume OEM desktop and notebook PC markets. The joint venture, S3-VIA Inc., was jointly funded, with access to both SONICblue's and VIA's technology as well as distribution rights for developed products between SONICblue and VIA. At December 31, 2000, SONICblue owned 50.1% of the voting common stock of S3-VIA and accordingly, SONICblue consolidates the accounts of S3-VIA in its consolidated financial statements.

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

     In January 2001, SONICblue completed the transfer of its graphics chips assets, other than its shares of S3-VIA, Inc., to S3 Graphics Co., Ltd., a joint venture between VIA and a wholly owned subsidiary of SONICblue. The joint venture will manufacture and distribute graphics products and conduct related research and development activities. Pursuant to the joint venture agreement with VIA, SONICblue received 13 million shares of SONICblue common stock as payment, and the joint venture assumed certain liabilities relating to the graphics chips business. Upon the occurrence of events specified in the investment agreement between SONICblue and VIA, SONICblue must pay specified liquidated damages, subject to a maximum damages cap. Under the joint venture agreement, SONICblue will also receive earn-out payments if the new venture meets specified profitability goals. SONICblue, through its wholly owned subsidiary, owns all of the outstanding shares of Class A stock of the joint venture, which represents 50% of the voting power of the joint venture with respect to the election of directors and 0.1% of the economic interest of the joint venture. At closing, SONICblue issued to a wholly owned subsidiary of VIA a warrant to purchase up to 2 million shares of SONICblue common stock at an exercise price of $10.00 per share, for an aggregate exercise price of $20 million. SONICblue retained its ownership of 50.1% of the voting common stock of S3-VIA, Inc., another joint venture with VIA.

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

RESULTS OF OPERATIONS

     The results of operations of SONICblue include the results of Diamond beginning in September 1999, the results of S3-VIA, Inc. beginning in November 1999, and the results of empeg beginning in November 2000. The results also include the results from the Diamond Multimedia-branded graphics add-in board business (since the acquisition of Diamond) and its graphics chip business. The Company began the shut down of its Diamond Multimedia-branded graphics add-in boards business in August 2000, and it transferred the assets of its graphics chips business, other than its shares of S3-VIA, Inc., to S3 Graphics Co., Ltd., in January 2001. See Note 17 to the consolidated financial statements in Item 8 for unaudited pro forma information giving effect to the transfer of the graphics chips assets to S3 Graphics Co., Ltd.

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
                                                              =====    =====    =====

  Net Sales

     The Company's products are used in, and its business is dependent upon, the PC industry and growth of the Internet. Sales of the Company's products are primarily in the United States, Asia and Europe. Net sales were $536.7 million in 2000, an increase of 52% from $352.6 million in 1999. Net sales increased from 1999 to 2000 because of the acquisition of Diamond in 1999 and the inclusion of the revenue of Diamond products in the Company's financial results of operations beginning on September 24, 1999. Net sales in 2000 consisted primarily of the Company's graphics chips, Diamond brand graphics add-in cards, modem and communica-tions products and Rio digital audio players, while net sales for 1999 consisted primarily of the Company's graphics chips. Net sales for 2000 for the Company's graphics chips were $226.9 million.

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

     Although SONICblue completed the transfer of its wholly owned graphics chip business assets to a joint venture between VIA and a wholly owned subsidiary of SONICblue in January 2001, SONICblue retained its ownership of 50.1% of the voting common stock of S3-VIA, Inc., a joint venture between SONICblue and VIA. SONICblue consolidates the accounts of S3-VIA in its financial statements. S3-VIA may not develop new technology or products. As a result, the amount of net sales received by SONICblue through its ownership interest in S3-VIA is expected to decline as its product offerings age and become obsolete. Because SONICblue consolidates S3-VIA's accounts into its financial statements, a decline in S3-VIA's net sales will reduce SONICblue's revenues.

     In addition, SONICblue may reduce or completely eliminate its holdings in S3-VIA as part of its strategy to exit the graphics business. If SONICblue's ownership of S3-VIA falls below 50% of the voting common stock, SONICblue will not consolidate S3-VIA's accounts in its financial statements and SONICblue's revenues may be reduced.

SONICBLUE IS REQUIRED TO PAY SPECIFIED LIQUIDATED DAMAGES TO S3 GRAPHICS IF CERTAIN EVENTS OCCUR, AND EARN-OUT PAYMENTS TO SONICBLUE FROM THAT JOINT VENTURE ARE SUBJECT TO THE JOINT VENTURE MEETING AGGRESSIVE PROFITABILITY GOALS.

     The investment agreement with VIA and S3 Graphics provides that, upon occurrence of certain events, SONICblue will pay liquidated damages, subject to a maximum damages cap. Despite the cap, liquidated damages payments could harm SONICblue's financial condition or results of operations. In addition, SONICblue will receive earn-out payments only if the new venture meets aggressive profitability goals specified in the joint venture agreement. There can be no assurance that the joint venture will be able to meet these profitability goals.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

      INDEX TO CONSOLIDATED FINANCIAL STATEMENTS OF SONICBLUE INCORPORATED

                                                              PAGE(S)
                                                              -------
Report of Ernst & Young LLP, Independent Auditors...........    36
Consolidated Statements of Operations for the years ended
  December 31, 2000, 1999, and 1998.........................    37
Consolidated Balance Sheets as of December 31, 2000 and
  1999......................................................    38
Consolidated Statements of Stockholders' Equity for the
  years ended December 31, 2000, 1999 and 1998..............    39
Consolidated Statements of Cash Flows for the years ended
  December 31, 2000, 1999 and 1998..........................    40
Notes to Consolidated Financial Statements..................    41
Selected Quarterly Consolidated Financial Data
  (Unaudited)...............................................    62

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

  Basis of Presentation

     The consolidated financial statements include the accounts of SONICblue and its wholly owned subsidiaries. All significant inter-company balances and transactions have been eliminated. Investments in entities in which the Company does not have control, but has the ability to exercise significant influence over operating and financial policies, are accounted for by the equity method. In January 2001, SONICblue completed the transfer of its graphics chips assets, other than its shares of S3-VIA, Inc., to S3 Graphics Co., Ltd. a joint venture between VIA Technologies Inc. and a wholly owned subsidiary of SONICblue.

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

 6. LINE OF CREDIT AND NOTES PAYABLE

     In 1995 the Company expanded and formalized its relationship with Taiwan Semiconductor Manufacturing Company ("TSMC") to provide additional capacity over the period from 1996 to 2000. The agreement with TSMC requires the Company to make annual advance payments to be applied against the following year's capacity. The Company signed promissory notes to secure these payments over the term of the

                             SONICBLUE INCORPORATED

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

agreement. In July 2000, the Company terminated the "take or pay" contract with TSMC and a foundry relationship with UMC. The Company's agreement with TSMC provided capacity through 2002 and required the Company to make annual advance payments to purchase specified capacity to be applied against the following year's capacity or to forfeit advance payments against those amounts. The Company received a refund of approximately $4.8 million and the notes payable were cancelled.

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

  Employee Stock Purchase Plans

     Under the terms of the Merger Agreement with Diamond, the Company assumed Diamond's 1995 Employee Stock Purchase Plan (the "1995 Purchase Plan"). Upon consummation of the Merger, each option under the 1995 Purchase Plan was converted into the right to purchase shares of SONICblue's common stock. The Company reserved 52,000 shares of common stock for the offering period in effect at the date of the merger. This offering period concluded on October 31, 1999, and no new offering periods will be commenced under the 1995 Purchase Plan. The Company's 1993 Employee Stock Purchase Plan permits eligible employees to purchase shares at a price equal to 85% of the lower of the fair market value at the beginning or

                             SONICBLUE INCORPORATED

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

end of the purchase period. At the Company's Annual Meeting of Stockholders held on May 26, 2000, an amendment to the Company's 1993 Employee Stock Purchase Plan increasing the number of shares available for sale from 2.8 million to 4.8 million was approved. At December 31, 2000, 3,026,367 shares have been issued under the plans and 1,825,563 shares have been reserved for future issuance.

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

  Stock-Based Compensation

     Under the intrinsic value method, the Company generally recognizes no compensation expense with respect to stock-based awards to employees. The Company is required to present pro forma information regarding net income (loss) and net income (loss) per share, as if the Company had accounted for its stock-based awards to employees under the fair value method. The fair value of the Company's stock-based awards to employees was estimated using the Black-Scholes option valuation model. The Black-Scholes option

                             SONICBLUE INCORPORATED

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

valuation model was developed for use in estimating fair value of traded options that have no vesting restrictions and are fully transferable. The Black-Scholes model requires the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock-based awards to employees have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock-based awards to employees.

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

                             SONICBLUE INCORPORATED

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

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
                                                       =========    ======    =======

17. SUBSEQUENT EVENTS

     In January 2001, SONICblue completed the transfer of its graphics chips assets, other than its shares of S3-VIA, Inc., to S3 Graphics Co., Ltd., a joint venture between VIA and a wholly owned subsidiary of SONICblue. Pursuant to the joint venture agreement with VIA, SONICblue received 13 million shares of SONICblue common stock as initial payment, and the joint venture assumed liabilities relating to the transferred assets. Upon the occurrence of certain events described in the investment agreement between SONICblue and VIA, SONICblue must pay specified liquidated damages, subject to a maximum damages cap. Under the joint venture agreement, SONICblue will also receive earn-out payments if the new venture meets specified profitability goals.

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

                                                              REFERENCE
                                                                PAGE
                                                              ---------
Schedule II -- Valuation and Qualifying Accounts............     66

          All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

     (3) Exhibits:

          The exhibits listed below are required by Item 601 of Regulation S-K. Each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K has been identified.

EXHIBIT
NUMBER   NOTES                     DESCRIPTION OF DOCUMENT
-------  -----                     -----------------------
 3(i)##          Restated Certificate of Incorporation.
 3(ii)    (9)    Amended and Restated Bylaws.
 4.1      (1)    Specimen common stock certificate.
 4.2      (7)    Indenture, dated as of September 12, 1996 between Registrant and State Street Bank and Trust Company of California, N.A.,
                 as Trustee, including form of Note.
 4.3      (8)    Rights Agreement dated as of May 14, 1997 between S3
                 Incorporated and The First National Bank of Boston, Rights
                 Agent.
10.1*    (11)    1989 Stock Plan of S3 Incorporated, as amended (the "1989
                 Plan").
10.2*     (1)    Form of Incentive Stock Option Agreement under the 1989
                 Plan.
10.3*     (1)    Form of common stock Purchase Agreement under the 1989 Plan.
10.4*     (2)    S3 Incorporated 1993 Employee Stock Purchase Plan.
10.5*    (14)    1992 Stock Plan of Diamond Multimedia Systems, Inc.
                 ("Diamond") and form of Stock Option Agreement.
10.6*    (14)    1994 Stock Plan of Diamond and form of Stock Option
                 Agreement.
10.7*    (14)    1995 Director Option Plan of Diamond and form of Stock
                 Option Agreement.
10.8*    (15)    1998 Stock Plan of Diamond and form of Stock Option
                 Agreement.
10.9      (1)    Form of Indemnification Agreement between the Registrant and its directors.
10.10     (6)    Lease between Mission Real Estate, L.P. and Registrant dated
                 November 29, 1995.
10.11     (3)    Office Lease dated May 13, 1993, between the Registrant and
                 San Tomas No. 2 Limited Partnership.
10.12     (3)    First Amendment of Office Lease dated September 9, 1993,
                 between the Registrant and San Tomas No. 2 Limited
                 Partnership.
10.13+    (5)    Foundry Venture Agreement among Registrant, Alliance
                 Semiconductor Corporation and United Microelectronics
                 Corporation dated as of July 8, 1995.
10.14     (4)    Office Lease dated March 30, 1994, between the Registrant
                 and San Tomas No. 1 Limited Partnership.

EXHIBIT
NUMBER   NOTES                     DESCRIPTION OF DOCUMENT
-------  -----                     -----------------------
10.15     (4)    Second Amendment of Office Lease dated March 30, 1994,
                 between the Registrant and San Tomas No. 2 Limited
                 Partnership.
10.16    (14)    Lease dated November 19, 1999, between Diamond and Montague
                 LLC.
10.17    (14)    Lease dated December 26, 1995, between NL Properties, Inc.
                 and Diamond.
10.18    (16)    Sublease dated May 12, 1998 between Reed Elsevier, Inc. and
                 Diamond.
10.19*   (10)    Employment Agreement between Registrant and Terry N. Holdt dated December 18, 1997.
10.20*   (12)    Employment Agreement between Registrant and Kenneth F.
                 Potashner, dated October 30, 1998.
10.21*   (13)    Involuntary Termination Agreement between Registrant and
                 Paul G. Franklin, dated September 22, 1998.
10.22*   (17)    Involuntary Termination Agreement between Registrant and
                 Andy Wolfe, dated September 22, 1998.
10.23##          Form of Promissory Note and Security Agreement between each of Messrs. Lee, Holdt, Santoro and Schraith and SONICblue
                 Incorporated.
10.24##          Form of Promissory Note and Security Agreement between each of Messrs. Lee, Holdt, Santoro and Schraith and SONICblue
                 Incorporated.
21.1##           Significant subsidiaries of Registrant.
23.1#            Consent of Ernst and Young LLP, Independent Auditors (San
                 Jose, California).
24.1##           Power of Attorney.

---------------
  # Filed herewith.

 ## Filed previously.

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

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 23, 2001.

                                          SONICblue INCORPORATED
                                          (Registrant)

                                          By:   /s/ KENNETH F. POTASHNER
                                            ------------------------------------
                                                    Kenneth F. Potashner
                                                         President
                                                  Chief Executive Officer
                                                   Chairman of the Board

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

                      SIGNATURE                                      TITLE                    DATE
                      ---------                                      -----                    ----
              /s/ KENNETH F. POTASHNER                    President, Chief Executive      May 23, 2001
-----------------------------------------------------    Officer Chairman of the Board
                Kenneth F. Potashner

                  /s/ JOHN J. TODD                      Vice President, Chief Financial   May 23, 2001
-----------------------------------------------------  Officer & Chief Operating Officer
                    John J. Todd                           (Principal Financial and
                                                              Accounting Officer)

                 /s/ TERRY N. HOLDT*                      Vice Chairman of the Board      May 23, 2001
-----------------------------------------------------
                   Terry N. Holdt

                 /s/ ROBERT P. LEE*                                Director               May 23, 2001
-----------------------------------------------------
                    Robert P. Lee

               /s/ CARMELO J. SANTORO*                             Director               May 23, 2001
-----------------------------------------------------
                 Carmelo J. Santoro

               /s/ JAMES T. SCHRAITH*                              Director               May 23, 2001
-----------------------------------------------------
                  James T. Schraith

            *By: /s/ KENNETH F. POTASHNER
  -------------------------------------------------
                Kenneth F. Potashner
                 As Attorney-In-Fact

                                 EXHIBIT INDEX

EXHIBIT
NUMBER    NOTES                     DESCRIPTION OF DOCUMENT
-------   -----                     -----------------------
 3(i)##           Restated Certificate of Incorporation.
 3(ii)     (9)    Amended and Restated Bylaws.
 4.1       (1)    Specimen common stock certificate.
 4.2       (7)    Indenture, dated as of September 12, 1996 between Registrant and State Street Bank and Trust Company of California, N.A.,
                  as Trustee, including form of Note.
 4.3       (8)    Rights Agreement dated as of May 14, 1997 between S3
                  Incorporated and The First National Bank of Boston, Rights
                  Agent.
10.1*     (11)    1989 Stock Plan of S3 Incorporated, as amended (the "1989
                  Plan").
10.2*      (1)    Form of Incentive Stock Option Agreement under the 1989
                  Plan.
10.3*      (1)    Form of common stock Purchase Agreement under the 1989 Plan.
10.4*      (2)    S3 Incorporated 1993 Employee Stock Purchase Plan.
10.5*     (14)    1992 Stock Plan of Diamond Multimedia Systems, Inc.
                  ("Diamond") and form of Stock Option Agreement.
10.6*     (14)    1994 Stock Plan of Diamond and form of Stock Option
                  Agreement.
10.7*     (14)    1995 Director Option Plan of Diamond and form of Stock
                  Option Agreement.
10.8*     (15)    1998 Stock Plan of Diamond and form of Stock Option
                  Agreement.
10.9       (1)    Form of Indemnification Agreement between the Registrant and its directors.
10.10      (6)    Lease between Mission Real Estate, L.P. and Registrant dated
                  November 29, 1995.
10.11      (3)    Office Lease dated May 13, 1993, between the Registrant and
                  San Tomas No. 2 Limited Partnership.
10.12      (3)    First Amendment of Office Lease dated September 9, 1993,
                  between the Registrant and San Tomas No. 2 Limited
                  Partnership.
10.13+     (5)    Foundry Venture Agreement among Registrant, Alliance
                  Semiconductor Corporation and United Microelectronics
                  Corporation dated as of July 8, 1995.
10.14      (4)    Office Lease dated March 30, 1994, between the Registrant
                  and San Tomas No. 1 Limited Partnership.
10.15      (4)    Second Amendment of Office Lease dated March 30, 1994,
                  between the Registrant and San Tomas No. 2 Limited
                  Partnership.
10.16     (14)    Lease dated November 19, 1999, between Diamond and Montague
                  LLC.
10.17     (14)    Lease dated December 26, 1995, between NL Properties, Inc.
                  and Diamond.
10.18     (16)    Sublease dated May 12, 1998 between Reed Elsevier, Inc. and
                  Diamond.
10.19*    (10)    Employment Agreement between Registrant and Terry N. Holdt dated December 18, 1997.
10.20*    (12)    Employment Agreement between Registrant and Kenneth F.
                  Potashner, dated October 30, 1998.
10.21*    (13)    Involuntary Termination Agreement between Registrant and
                  Paul G. Franklin, dated September 22, 1998.
10.22*    (17)    Involuntary Termination Agreement between Registrant and
                  Andy Wolfe, dated September 22, 1998.
10.23##           Form of Promissory Note and Security Agreement between each of Messrs. Lee, Holdt, Santoro and Schraith and SONICblue
                  Incorporated.
10.24##           Form of Promissory Note and Security Agreement between each of Messrs. Lee, Holdt, Santoro and Schraith and SONICblue
                  Incorporated.
21.1##            Significant subsidiaries of Registrant.
23.1#             Consent of Ernst and Young LLP, Independent Auditors (San
                  Jose, California).
24.1##            Power of Attorney.

---------------

   #  Filed herewith.
  ##  Filed previously.

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