Form 10-Q
period 2001-06-30
SONICBLUE INC
filed 2001-08-14
CIK 850519

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarter ended June 30, 2001 or

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

                                 Yes [X] No [ ]

The number of shares of the Registrant's Common Stock, $.0001 par value, outstanding at July 31, 2001 was 82,882,230.

                             SONICBLUE INCORPORATED
                                    FORM 10-Q

                                      INDEX


                                                                                                   PAGE
                                                                                               --------------
PART I.    CONDENSED CONSOLIDATED FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements:

           Condensed Consolidated Balance Sheets at June 30, 2001 and December 31, 2000              3

           Condensed Consolidated Statements of Operations for the three months and six
           months ended June 30, 2001 and 2000                                                       4

           Condensed Consolidated Statements of Cash Flows for the six months ended
           June 30, 2001 and 2000                                                                    5

           Notes to Unaudited Condensed Consolidated Financial Statements                            6

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of
           Operations                                                                               12

Item 3.    Quantitative and Qualitative Disclosures About Market Risk                               32

PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings                                                                        33

Item 2.    Changes in Securities                                                               Not Applicable

Item 3.    Defaults Upon Senior Securities                                                     Not Applicable

Item 4.    Submission of Matters to a Vote of Security Holders                                      34

Item 5.    Other Information                                                                   Not Applicable

Item 6.    Exhibits and Reports on Form 8-K                                                         35

Signatures                                                                                          35

PART I. CONDENSED CONSOLIDATED FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

                             SONICBLUE INCORPORATED
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                (In thousands, except shares and per share data)
                                  (Unaudited)


                                                  JUNE 30,        DECEMBER 31,
                                                    2001             2000(1)
                                                -----------       -----------
                        ASSETS
Current assets:
   Cash and equivalents                         $     8,394       $    36,582
   Investment -- UMC                                151,082           228,673
   Other short-term investments                       6,383             9,017
   Accounts receivable (net of allowances
    of $7,861 in 2001 and $7,790 in 2000)            52,990            85,950
   Inventories, net                                  29,328            86,727
   Prepaid expenses and other                         6,939             9,734
                                                -----------       -----------
               Total current assets                 255,116           456,683

Property and equipment, net                          13,852            24,761
Investment -- UMC                                   133,711           406,363
Deferred income taxes                                41,088                --
Goodwill and intangible assets                       52,342           162,381
Other assets                                         52,807            49,117
                                                -----------       -----------
               Total                            $   548,916       $ 1,099,305
                                                ===========       ===========

      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                             $    80,921       $    99,296
   Notes payable                                     65,587            72,672
   Accrued liabilities                              100,906            45,354
   Deferred income taxes                             41,088            69,563
   Deferred revenue                                   6,864             8,287
                                                -----------       -----------
               Total current liabilities            295,366           295,172

Long-term deferred taxes                                 --            25,140
Other liabilities                                     3,708             4,040
Convertible subordinated notes                      103,300           103,300
                                                -----------       -----------
               Total liabilities                    402,374           427,652

Stockholders' equity:
   Common stock, $.0001 par value;
    175,000,000 shares authorized:
    82,875,778 and 93,054,332 shares
    outstanding in 2001 and 2000,
    respectively                                    534,586           602,566
   Accumulated other comprehensive loss              (8,419)         (199,599)
   Retained earnings (accumulated deficit)         (379,625)          268,686
                                                -----------       -----------
               Total stockholders' equity           146,542           671,653
                                                -----------       -----------
               Total                            $   548,916       $ 1,099,305
                                                ===========       ===========

(1)   Derived from audited financial statements


         See accompanying notes to the unaudited condensed consolidated financial statements.

                             SONICBLUE INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (Unaudited)


                                                     THREE MONTHS ENDED              SIX MONTHS ENDED
                                                          JUNE 30,                        JUNE 30,
                                                 -------------------------       -------------------------
                                                    2001            2000           2001            2000
                                                 ---------       ---------       ---------       ---------
Net sales                                        $  29,508       $ 135,820       $  79,394       $ 297,539

Cost of sales                                       97,019         130,816         163,674         279,131
                                                 ---------       ---------       ---------       ---------
Gross margin                                       (67,511)          5,004         (84,280)         18,408

Operating expenses:
    Research and development                         6,446          21,274          17,121          42,031
    Selling, marketing and administrative           34,099          27,462          58,985          57,074
    In-process research and development                878              --             878              --
    Restructuring expense and impairment charge    122,233              --         122,233              --
    Amortization of goodwill and intangibles        11,164          11,083          22,288          21,559
                                                 ---------       ---------       ---------       ---------
               Total operating expenses            174,820          59,819         221,505         120,664
                                                 ---------       ---------       ---------       ---------
Loss from operations                              (242,331)        (54,815)       (305,785)       (102,256)

Gain on sale of  manufacturing joint venture            --           7,266              --          14,738
Gain (loss) on UMC investment                      (69,919)             --        (527,957)        880,166
Gain (loss) on other investments                   (20,858)          2,678         (21,476)          5,917
Equity (loss) of investees                              --          (6,024)           (114)         (6,381)
Other income (expense), net                         (4,099)            849          (7,212)            672
                                                 ---------       ---------       ---------       ---------
Income (loss) before income taxes                 (337,207)        (50,046)       (862,544)        792,856
Income tax expense (benefit)                       (24,666)        (13,788)       (214,233)        336,871
                                                 ---------       ---------       ---------       ---------
Net income (loss)                                $(312,541)      $ (36,258)      $(648,311)      $ 455,985
                                                 =========       =========       =========       =========
Earnings per share amounts:
    Basic                                        $   (3.83)      $   (0.40)      $   (7.42)      $    5.19
    Diluted                                      $   (3.83)      $   (0.40)      $   (7.42)      $    4.55

Shares used in computing per share amounts:
    Basic                                           81,503          91,402          87,402          87,837
    Diluted                                         81,503          91,402          87,402         100,574


         See accompanying notes to the unaudited condensed consolidated financial statements.

                             SONICBLUE INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)


                                                                    SIX MONTHS ENDED
                                                                         JUNE 30,
                                                                -------------------------
                                                                   2001           2000
                                                                ---------       ---------
Operating activities:
  Net income (loss)                                             $(648,311)      $ 455,985
  Adjustments to reconcile net income (loss) to net
    cash used for operating activities:
    Deferred income taxes                                        (214,480)        303,496
    Depreciation                                                    2,917          10,905
    Amortization                                                   22,289          21,740
    Gain on sale of shares of manufacturing joint venture              --         (14,738)
    (Gain)/loss on UMC investment                                 520,368        (880,166)
    (Gain)/loss on other investments                               20,858          (5,917)
    Impairment of long term assets                                109,067              --
    Write-off acquired in-process research and development            878              --
    Other                                                             114              --
  Changes in assets and liabilities:
            Accounts receivable                                    22,063           3,094
            Inventories                                            19,167         (41,236)
            Prepaid expenses and other assets                      (2,295)           (526)
            Accounts payable                                      (10,124)        (34,611)
            Accrued liabilities and other liabilities              53,449          (9,883)
            Income taxes payable                                      (72)             --
            Deferred revenue                                       (1,022)            818
                                                                ---------       ---------
  Net cash used for operating activities                         (105,134)       (184,658)
                                                                ---------       ---------
Investing activities:
  Property and equipment purchases, net                              (294)         (7,384)
  Notes receivable                                                (30,100)             --
  Sale (purchase) of short-term investments                       125,547          64,472
  Acquisition of Sensory Science Corporation,
     net of cash acquired                                           2,500              --
  Sale of manufacturing joint venture                                  --          14,738
  Gain on other investments                                            --           5,917
  Investment in technologies                                           --         (36,098)
  Other                                                            (4,234)            802
                                                                ---------       ---------
  Net cash from (used for) investing activities                    93,419         (42,447)
                                                                ---------       ---------
Financing activities:
  Sale of common stock                                              3,411         157,869
  Repayments of notes payable                                     (19,866)        (37,187)
                                                                ---------       ---------
  Net cash (used for) provided by financing activities            (16,455)        120,682
                                                                ---------       ---------
Effect of exchange rate changes                                       (18)             (8)
                                                                ---------       ---------
Net decrease in cash and equivalents                              (28,188)        (21,537)
Cash and equivalents at beginning of period                        36,582          45,825
                                                                ---------       ---------
Cash and equivalents at end of period                           $   8,394       $  24,288
                                                                =========       =========


         See accompanying notes to the unaudited condensed consolidated financial statements.

                             SONICBLUE INCORPORATED
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.      Basis of Presentation

        The condensed consolidated financial statements have been prepared by SONICblue Incorporated, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and include the accounts of SONICblue Incorporated and its wholly owned subsidiaries ("SONICblue" or collectively the "Company"). All significant inter-company balances and transactions have been eliminated. Investments in entities in which the Company does not have control, but has the ability to exercise significant influence over operating and financial policies, are accounted for by the equity method. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such principles and the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, the financial statements reflect all adjustments, consisting only of normal recurring adjustments with the exception of the in-process research and development charge discussed in Note 2, necessary for a fair presentation of the financial position at June 30, 2001 and December 31, 2000, and the operating results and cash flows for the six months ended June 30, 2001 and 2000. These financial statements and notes should be read in conjunction with the Company's audited financial statements and notes thereto for the year ended December 31, 2000, included in the Company's Form 10-K/A filed with the Securities and Exchange Commission.

        The results of operations for the six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the future quarters or the year ending December 31, 2001. Certain reclassifications of 2000 amounts were made in order to conform to the 2001 presentation.

        This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. In particular, the assumptions set forth in Note 2 and the Management's Discussion and Analysis section of this Quarterly Report on Form 10-Q regarding revenue growth, gross margin trends, cost trends and cost of capital which underlie the Company's calculation of the in-process research and development expenses contain forward-looking statements and are qualified by the risks detailed in "Factors That May Affect Our Results" and other risks detailed in the Company's Annual Report on Form 10-K/A for the year ended December 31, 2000 and other reports filed by SONICblue with the Securities and Exchange Commission from time to time. Actual results could differ materially from those discussed in these forward-looking statements as a result of the risks described above as well as other risks set forth in SONICblue's periodic reports both previously and hereafter filed with the Securities and Exchange Commission.

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

Purchase of Empeg Limited

        In November 2000, SONICblue acquired U.K. digital audio equipment manufacturer Empeg Limited, known as empeg, for $1.9 million. One of the first companies to design and bring to market digital audio players for automobiles, empeg has become a part of SONICblue's Rio division, and empeg's technology formed the basis for the Rio Car audio player.

Transfer of assets to S3 Graphics Co., Ltd.

        On January 3, 2001, SONICblue completed the transactions contemplated by the Amended and Restated Investment Agreement, dated as of August 28, 2000 between SONICblue, VIA Technologies, Inc. ("VIA") and a joint venture. At the closing, SONICblue completed the transfer of its graphics chips assets and liabilities to a joint venture ("JV") owned by a wholly owned subsidiary of SONICblue and VIA. Under the terms of the agreement, SONICblue received 13 million shares of its stock as initial payment from VIA and 100 million shares of Class A Common Stock of the JV. SONICblue held the 13 million shares as treasury shares until their cancellation in April 2001. The agreement provides that, upon occurrence of certain events, SONICblue shall pay damages subject to a maximum damages cap. Also, SONICblue may receive earn-out payments if the new venture meets certain profitability goals. The effect of the earn-out payments, if any, has not been included in the unaudited financial statements.

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

Purchase of Sensory Science

        On June 27, 2001, SONICblue completed the acquisition of Sensory Science Corporation, a developer of consumer electronics products, including dual deck video cassette player/recorders and DVD players. The acquisition was accounted for as a purchase. At closing each share of Sensory Science common stock was converted into the right to receive 0.0913 of a share of SONICblue common stock. As a result of the merger, SONICblue issued approximately 1.3 million shares of SONICblue common stock to Sensory Science stockholders in exchange for the common stock of Sensory Science outstanding on June 27, 2001. In connection with the acquisition of Sensory Science, SONICblue had made loans to Sensory Science in the amount of $9.8 million as of June 27, 2001, which became part of the purchase price.

        The purchase price of $20.5 million includes $7.2 million of stock issued at fair value (fair value being determined as the average price of the SONICblue at the date the exchange ratio was fixed per the merger agreement), $0.3 million stock option costs (determined under both the Black-Scholes formula and in accordance with the merger agreement), cash paid to Sensory Science of $9.8 million and $3.2 million in estimated expenses of the transaction. The purchase price was allocated as follows: $(1.6) million to the estimated fair value of Sensory Science net tangible assets purchased (as of June 27, 2001), $0.9 million to purchased in-process research and development, $0.9 million to purchased existing technology, $1.2 million to trade names, $1.1 million to workforce-in-place, $5.1 million to distribution channel relationships and $13.0 million to goodwill. Goodwill is recorded as a result of consideration paid in excess of the fair value of net tangible and intangible assets acquired. Goodwill and identified acquisition related intangible assets are amortized on a straight-line basis, generally over a five year period. The allocation of the purchase price to intangibles was based upon management's estimates. The purchase price and the related allocation is subject to further refinement and change over the next year.

Purchase of Replay TV, Inc.

        In March 2001, SONICblue signed a definitive agreement to acquire ReplayTV, Inc., a developer of personal television technology. As described in
Note 9, the acquisition was completed subsequent to June 30, 2001. The acquisition was accounted for as a purchase. Under the terms of the agreement, ReplayTV has become a wholly owned subsidiary of SONICblue and SONICblue will issue an aggregate of 15.5 million shares of common stock and options and warrants to purchase shares of SONICblue common stock in exchange for all of ReplayTV's outstanding preferred and common stock. In connection with the acquisition of ReplayTV, SONICblue had made loans to ReplayTV in the amount of $18.4 million as of June 30, 2001. These loans became part of the purchase price at closing in August. The Company has not yet completed its analysis of the allocation of the purchase price.

3.      Inventories

        Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market. Inventories consisted of:


                       JUNE 30,       DECEMBER 31,
                        2001            2000
                     -----------      -----------
                           (IN THOUSANDS)
Raw materials        $     1,716      $    41,734
Work in process            1,091           14,222
Finished goods            26,521           30,771
                     -----------      -----------
   Total             $    29,328      $    86,727
                     ===========      ===========


4.      Investments

Investment in UMC

        In 1995, SONICblue entered into a joint foundry venture with United Microelectronics Corporation, or UMC, to build United Semiconductor Corporation, or USC, a semiconductor manufacturing facility in Taiwan, R.O.C. In January 2000, USC merged with UMC and, as a result of the merger, SONICblue received 252 million UMC shares in exchange for 252 million USC shares. The Company also received a 20% stock dividend, or approximately 50.4 million shares of UMC stock, in April 2000, increasing SONICblue's holdings to approximately 302 million shares of UMC stock. The Company sold 15 million shares of UMC stock in 2000 and 73 million shares in the first six months of 2001 on the Taiwan Stock Exchange. Under the terms of the USC merger with UMC, a portion of the original number of UMC shares received by SONICblue are classified as restricted because they are subject to restrictions on their sale that lapse over a three-year period from the date of the merger. At June 30, 2001, approximately 101 million shares were subject to restrictions that will lapse in one year or more and are recorded as a long-term investment at market values as of June 30, 2001. The unrestricted shares and shares where the restrictions will lapse in one year or less are recorded as a current asset and are valued at market in accordance with SFAS 115. The available-for-sale portion of the Company's investment was marked-to-market through other comprehensive income as required by SFAS 115. The restricted shares were originally recorded at cost. At December 31, 2000, the market value of both the short-term and long-term investment in UMC had declined to an amount significantly below its original cost basis. It was determined at that point that this decline was related to the downturn in the semiconductor industry as a whole and was temporary in nature due to the historically cyclical nature of the industry. During the first and second quarters of 2001, the Company concluded that the downturn in the semiconductor industry and the economy in general appeared to be more severe than previously anticipated. There is a great deal of uncertainty regarding when the semiconductor industry will recover from this down cycle. Because SONICblue concluded that the decline in value of UMC was other than temporary, it reported an unrealized loss on the UMC investment of $468.0 million for the six months ended June 30, 2001 based on the market value at that date. Also, the Company's sale of 73 million shares of UMC in the first six months of 2001 resulted in a realized loss of $60 million. As of June 30, 2001, SONICblue's 214 million UMC shares were worth approximately $285 million, based on the closing price of UMC shares on the Taiwan Stock Exchange on that date and the U.S. dollar to New Taiwan Dollar exchange rate prevailing on that date. The Company's available-for-sale portion of the investment will be marked to market through other comprehensive income as required by SFAS 115 for changes in market value subsequent to June 30, 2001 unless a further decline in market value is considered to be other than temporary. If any further decline is considered to be other than temporary, the decrease is value will be recorded as expense in the statement of operations.

Investment in Rioport

        In October 1999, SONICblue caused RioPort, Inc. (formerly RioPort.com, Inc.), which was a wholly owned subsidiary of SONICblue, to sell shares of its preferred stock to third party investors. RioPort is developing an integrated platform for acquiring, managing and experiencing music and spoken audio programming from the Internet. As a result, SONICblue retains a minority investment in RioPort and accounts for its investment using the equity method. In addition, in November 1999, SONICblue received $10.9 million for the sale to RioPort of OneStep, LLC, a software development company. In June 2000, RioPort sold additional preferred stock to third party investors. As part of this financing, the Company invested an additional $10.7 million in RioPort, maintaining its percentage ownership of RioPort. In the fourth quarter of 2000, RioPort sold additional preferred stock to third party investors. As of June 30, 2001, the Company held approximately 33% of RioPort's outstanding stock. The Company recorded its equity in the loss of RioPort of $0.1 million and $6.4 million for the six months ended June 30, 2001 and 2000, respectively.

Investment in S3-VIA, Inc.

        In November 1999, the Company established a joint venture ("JVI") with VIA to bring high-performance integrated graphics and core logic chip sets to the volume OEM desktop and notebook PC markets. The venture, S3-VIA, Inc. has joint funding, exclusive access to both companies' technology and distribution rights for developed products between SONICblue and VIA. The Company owns 50.1% of the voting common stock of the joint venture. Accordingly, the Company consolidates the accounts of S3-VIA, Inc. in its consolidated financial statements.

        For the three and six months ended June 30, 2001, JVI had sales of $3.8 million and $21.6 million, and net income (loss) of $(0.5) million and $0.8 million, respectively. Total assets of JVI at June 30, 2001 and December 31, 2000 were $32.3 million and $17.9 million, respectively.

5.      Notes Payable

        At June 30, 2001, the Company had an $80.0 million domestic bank facility permitting borrowings at the rate of LIBOR plus 2%. This bank facility expires in November 2001. The covenants covering this debt agreement pertain to minimum levels of collateral coverage and tangible net worth, quarterly profitability and minimum levels of liquidity. As of June 30, 2001, the Company was in compliance with all loan covenants. The Company has pledged 80.1 million UMC shares to secure the loan facility. Sensory Science Corporation has a line of credit from a major supplier and loans under a line of credit with Congress Financial Corporation. The financing agreement with Congress Financial was first entered into in October 1992 and was last amended during June 2000. The maximum line of credit is $20.0 million, limited by a borrowing base determined by specific inventory and receivable balances. Interest is charged at prime plus 0.5%. Borrowings, included in Notes Payable, were $65.6 and $72.7 million under these facilities at June 30, 2001 and December 31, 2000, respectively.

        As of June 30, 2001 and December 31, 2000, the Company's future payments on debt related to notes payable, lines of credit and capital lease obligations are due in 2001, therefore all amounts have been classified as current.

6.      Earnings (Loss) Per Share

        Basic earnings (loss) per share ("EPS") are computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that would occur from any instrument or options, which could result in additional common shares being issued.

        When computing earnings (loss) per share, the Company includes only potential common shares that are dilutive. Exercise of options and conversion of convertible debt in the three months and six months ended June 30, 2001 are not assumed because the result would have been anti-dilutive.

        The following table sets forth the computation of basic and diluted earnings (loss) per share:


                                                                  THREE MONTHS                   SIX MONTHS
                                                                 ENDED JUNE 30,                 ENDED JUNE 30,
                                                           -------------------------       -------------------------
                                                              2001           2000             2001           2000
                                                           ---------       ---------       ---------       ---------
                                                                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
NUMERATOR
   Net income (loss)
      Basic                                                $(312,541)      $ (36,258)      $(648,311)      $ 455,985
      Interest expense on subordinated debt                        -               -               -           1,932
                                                           ---------       ---------       ---------       ---------
      Diluted                                              $(312,541)      $ (36,258)      $(648,311)      $ 457,917
                                                           =========       =========       =========       =========

DENOMINATOR
    Denominator for basic earnings (loss) per share           81,503          91,402          87,402          87,837
    Common stock equivalents                                       -               -               -           6,496
    Subordinated debt                                              -               -               -           6,241
                                                           ---------       ---------       ---------       ---------
    Denominator for diluted earnings (loss) per share         81,503          91,402          87,402         100,574
                                                           =========       =========       =========       =========
Basic earnings (loss) per share                            $   (3.83)      $   (0.40)      $   (7.42)      $    5.19
Diluted earnings (loss) per share                          $   (3.83)      $   (0.40)      $   (7.42)      $    4.55

7.      Comprehensive Income (Loss)

        The Company's available-for-sale securities and foreign currency translation adjustments are included in other comprehensive income (loss).

        The following are the components of accumulated other comprehensive loss, net of tax:


                                               JUNE 30,         DECEMBER 31,
                                                 2001               2000
                                              -----------       -----------
                                                     (IN THOUSANDS)
Unrealized gain (loss) on investments         $        --       $  (191,197)
Foreign currency translation adjustments           (8,419)           (8,402)
                                              -----------       -----------
Accumulated other comprehensive loss          $    (8,419)      $  (199,599)
                                              ===========       ===========


        The following schedule of other comprehensive loss shows the gross current-period gain (loss) and the reclassification adjustment:


                                                                 THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                       JUNE 30,                       JUNE 30,
                                                              ------------------------       -------------------------
                                                                2001           2000             2001           2000
                                                              ---------      ---------       ---------       ---------
                                                                                   (IN THOUSANDS)
Unrealized gain on investments:
  Unrealized gain (loss)on available-for-sale securities      $   1,208      $ (47,496)      $     898       $ (46,458)
  Less: reclassification adjustment for (gain)
     loss realized in net income                                     --             (2)        190,299          (1,996)
                                                              ---------      ---------       ---------       ---------
Net unrealized loss on investments                                1,208        (47,498)        191,197         (48,454)
Foreign currency translation adjustments                             --              1             (17)             (8)
                                                              ---------      ---------       ---------       ---------
Other comprehensive income (loss)                             $   1,208      $ (47,497)      $ 191,180       $ (48,462)
                                                              =========      =========       =========       =========


8.      Contingencies

        Since November 1997, a number of complaints have been filed in federal and state courts seeking unspecified damages on behalf of an alleged class of persons who purchased shares of SONICblue's common stock at various times between April 18, 1996 and November 3, 1997. The complaints name as defendants SONICblue, certain of its officers and former officers, and certain directors of SONICblue, asserting that they violated federal and state securities laws by misrepresenting and failing to disclose certain information about SONICblue's business. In addition, certain stockholders have filed derivative actions in the state courts of California and Delaware seeking recovery on behalf of SONICblue, alleging, among other things, breach of fiduciary duties by such individual defendants. The plaintiffs in the derivative action in Delaware have not taken any steps to pursue their case. The derivative cases in California State court have been consolidated, and plaintiffs have filed a consolidated amended complaint. The court has entered a stipulated order in those derivative cases suspending court proceedings and coordinating discovery in them with discovery in the class actions in California State courts. On plaintiffs' motion, the federal court has dismissed the federal class actions without prejudice. The class actions in California State court have been consolidated, and plaintiffs have filed a consolidated amended complaint. SONICblue has answered that complaint. Discovery is proceeding. On January 22, 2001, four of the insurance carriers which issued directors and officers insurance to SONICblue filed suit against all parties named as defendants in the securities litigation, claiming that the carriers have no obligation to provide coverage under the California Insurance Code. In May 2001, the court entered an order staying the insurance action pending resolution of the securities litigation. While management intends to defend the actions against SONICblue vigorously, there can be no assurance that an adverse result or settlement with regard to these lawsuits would not have a material adverse effect on SONICblue's financial condition or results of operations.

        SONICblue has received from the SEC a request for information relating to SONICblue's restatement announcement in November 1997. SONICblue has responded and intends to continue to respond to such requests.

        SONICblue has also been defending several putative class action lawsuits naming Diamond, which were filed in June and July 1996 and June 1997 in the California Superior Court for Santa Clara County and the U.S. District Court for the Northern District of

California. Certain former executive officers and directors of Diamond are also named as defendants. The plaintiffs purport to represent a class of all persons who purchased Diamond's common stock between October 18, 1995 and June 20, 1996, or the Class Period. The complaints allege claims under the federal securities laws and California law. The plaintiffs allege that Diamond and the other defendants made various material misrepresentations and omissions during the Class Period. The complaints do not specify the amount of damages sought. On March 24, 2000, the District Court for the Northern District of California dismissed the federal action without prejudice. The parties have tentatively agreed to settle this matter, subject to final documentation and court approval, for a payment of $15.0 million. SONICblue funded $4.5 million of the settlement on November 1, 2000. SONICblue previously accrued this amount in connection with the merger with Diamond. SONICblue believes that Diamond's insurance covers the remaining $10.5 million of the settlement; Diamond's insurers have funded that amount into the settlement, although one of these insurers has served a notice of arbitration disputing its obligation to pay $3 million of the $10.5 million.

        Sega Corporation initiated a claim for arbitration in Tokyo, Japan against Diamond in December 1998. The claim, which arose out of an agreement entered into between Sega and Diamond in September 1995, in which Sega agreed to provide Diamond with Sega game software that Diamond would bundle with its 3-D graphics board, "The Edge," was settled in March 2001 for an amount that approximated the amount the Company had previously provided for.

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

9.      Subsequent Events

On August 1, 2001 SONICblue acquired ReplayTV, Inc., a developer of personal television technology. Under the terms of the agreement, ReplayTV has become a wholly owned subsidiary of SONICblue, and SONICblue will issue an aggregate of
15.5 million shares of common stock and options and warrants to purchase shares of SONICblue common stock in exchange for all of ReplayTV's outstanding equity, and ReplayTV will become a wholly owned subsidiary of SONICblue. In connection with the acquisition of ReplayTV, SONICblue had made loans to ReplayTV in the amount of $18.4 million at June 30, 2001.

10.     New Accounting Pronouncement

        In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 141, "Business Combination" ("FAS 141") and Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets" ("FAS 142"). FAS 141 eliminates the pooling-of-interests method of accounting for business combinations except for qualifying business combinations that were initiated prior to June 1, 2001. FAS 141 further clarifies the criteria to recognize intangible assets separately from goodwill. The requirements of FAS 141 are effective for any business combination accounted for by the purchase method that is completed after June 30, 2001 (i.e., the acquisition date is July 1, 2001 or thereafter). Under FAS 142, goodwill and indefinite-lived intangible assets are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. We will adopt both statements on January 1, 2002 and are currently evaluating the impact of these statements. We have not yet quantified the impact of these statements on our operations. During 2002, we will perform the first of the required impairment tests of goodwill as of January 1, 2002, and we have not yet determined what the effect of these tests will be on our earnings and financial position. Any impairment resulting from our initial application of the statements will be recorded as a cumulative effect accounting change as of January 1, 2002.

11. Restructuring Expense and Impairment Charge

        In April 2001, the Company adopted a restructuring plan relating to the change in its business strategy to address changes in the market due to technology changes, customer demands, and methods of distribution to reflect its long term strategy and focus. Specific actions taken included reducing the Company's workforce worldwide by approximately 100 employees in April 2001, consolidating facilities, discontinuing unprofitable products and closing offices in unprofitable locations. Restructuring expenses of $122 million in 2001 related to the restructuring plan included the write-off of goodwill and other intangibles ($110 million), facilities closure expenses ($6 million) and personnel severance compensation and related expenses ($6 million). As part of the restructuring, the Company also wrote off $60 million of inventory, through cost of sales.

        As of June 30, 2001, the remaining portion of the restructuring charge included in accrued liabilities related to severance and benefits and other restructuring related costs will be paid during the second half of fiscal 2001. Amounts related to redundant facilities will be paid over the respective remaining lease terms.

        Due to the circumstances created by the significant downturns in the digital media markets, the Company recorded an impairment charge against the goodwill associated with its acquisitions of Diamond Multimedia, RioPort, and empeg. These downturns have negatively impacted the forecasted revenues and cash flows from the Diamond and empeg businesses acquired in 1999 and 2000. In accordance with the Company's policy, undiscounted cash flows indicated that the assets were impaired. The Company calculated the impairment charge by comparing the expected discounted future cash flows to the carrying amount of the related intangible assets. This resulted in a $110 million write-down of goodwill and other intangibles for the quarter ended June 30, 2001. The remaining goodwill and other intangibles balance of $52 million will continue to be amortized through 2001 using an estimated useful life of approximately 4 years.


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

OVERVIEW

        SONICblue Incorporated ("SONICblue" or the "Company"), previously known as S3 Incorporated, designs, develops and markets products for the digital media, consumer electronics, Internet appliance and home networking markets. The Company's products include the Rio line of digital music players, the HomeFree line of home networking products and the Supra line of modems. Prior to the transfer in January 2001 of its graphics chips business to a joint venture between VIA Technologies, Inc. ("VIA")and a wholly owned subsidiary of the Company, the Company was a leading supplier of graphics and multimedia accelerator subsystems for PCs for over ten years.

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

        In October 1999, SONICblue announced that it caused RioPort, Inc. ("RioPort"), formerly RioPort.com Inc., which was a wholly owned subsidiary, to sell shares of its preferred stock to third party venture capital and strategic investors. RioPort is developing an integrated platform for acquiring, managing and experiencing music and spoken audio programming from the Internet. As a result of the preferred stock financing, the Company retained a minority investment in RioPort and accounts for its investment using the equity method. In addition, in November 1999, the Company received $10.9 million for the sale of OneStep, LLC to RioPort. In June 2000, RioPort sold additional preferred stock to third party investors. As part of this financing, the Company invested an additional $10.7 million in RioPort, maintaining its percentage ownership of RioPort. In the fourth quarter of 2000, RioPort sold additional preferred stock to third party investors. As of June 30, 2001, SONICblue held approximately 33% of RioPort's outstanding stock.

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

        In August 2000, the Company began the shutdown of its Diamond Multimedia-branded graphics add-in board business. The Company will continue to supply and support its OEM customers, channel partners and end-users for the existing line of Diamond Multimedia-branded PC graphics add-in cards, but has ceased development of follow-on products. The shut-down did not extend to the Company's professional graphics division, headquartered in Germany, which continued to develop and market its line of Fire GL graphics accelerators until, as discussed below, the Company sold its professional graphics division to ATI Technologies.

        In September 2000, SONICblue formed frontpath, inc. as a wholly owned subsidiary to develop Information Appliances, such as accessible wireless portable devices to allow businesses and consumers to live connected at home, at work and at play.

        In November 2000, SONICblue acquired U.K. digital audio equipment manufacturer Empeg Limited, known as empeg, for $1.9 million. This acquisition was accounted for as a purchase. One of the first companies to design and bring to market digital audio players for automobiles, empeg has become a part of SONICblue's Rio division, and empeg's technology formed the basis for the Rio Car audio player.

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

        In March 2001, SONICblue signed a definitive agreement to acquire ReplayTV, Inc., a developer of personal television technology. The acquisition was completed on August 1, 2001. Under the terms of the agreement, ReplayTV has become a wholly owned subsidiary of SONICblue and SONICblue will issue an aggregate of 15.5 million shares of common stock and options and warrants to purchase shares of SONICblue common stock in exchange for all of ReplayTV's outstanding equity. In connection with the acquisition of ReplayTV, SONICblue had made loans to ReplayTV in the amount of $18.4 million as of June 30, 2001.

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

        On June 27, 2001, SONICblue completed the acquisition of Sensory Science Corporation, a developer of consumer electronics products, including dual deck video cassette player/recorders and DVD players. At closing, each share of Sensory Science common stock was converted into the right to receive 0.0913 of a share of SONICblue common stock. As a result of the merger, SONICblue will issue approximately 1.3 million shares of SONICblue common stock to Sensory Science stockholders in exchange for the common stock of Sensory Science outstanding on June 27, 2001. In connection with the proposed acquisition of Sensory Science, SONICblue had made loans to Sensory Science in the amount of $9.8 million as of June 27, 2001.

        The purchase price of $20.5 million includes $7.2 million of stock issued at fair value (fair value being determined as the average price of the SONICblue at the date the exchange ratio was fixed per the merger agreement), $0.3 million stock option costs (determined under both the Black-Scholes formula and in accordance with the merger agreement), cash paid to Sensory Science of $9.8 million and $3.2 million in estimated expenses of the transaction. The purchase price was allocated as follows: $(1.6) million to the estimated fair value of Sensory Science net tangible assets purchased (as of June 27, 2001), $0.9 million to purchased in-process research and development, $0.9 million to purchased existing technology, $1.2 million to trade names, $1.1 million to workforce-in-place, $5.1 million to distribution channel relationships and $13.0 million to goodwill. Goodwill is recorded as a result of consideration paid in excess of the fair value of net tangible and intangible assets acquired. Goodwill and identified acquisition related intangible assets are amortized on a straight-line basis, generally over a five year period. The allocation of the purchase price to intangibles was based upon management's estimates. The purchase price and the related allocation is subject to further refinement and change over the next year.

RESULTS OF OPERATIONS

        The following table sets forth certain financial data for the periods indicated as a percentage of net sales:


                                                         THREE MONTHS ENDED                SIX MONTHS ENDED
                                                               JUNE 30,                         JUNE 30,
                                                     --------------------------        --------------------------
                                                        2001             2000             2001            2000
                                                     ---------        ---------        ---------        ---------
Net sales                                                100.0%           100.0%           100.0%           100.0%
Cost of sales                                            328.8             96.3            206.2             93.8
                                                     ---------        ---------        ---------        ---------
Gross margin                                            (228.8)             3.7           (106.2)             6.2

Operating expenses:
    Research and development                              21.8             15.7             21.6             14.1
    Selling, marketing and administrative                115.6             20.2             74.3             19.2
    In-process research and development                    3.0               --              1.1               --
    Restructuring expense and impairment charge          414.2               --            154.0               --
    Amortization of goodwill and intangibles              37.8              8.2             28.1              7.2
                                                     ---------        ---------        ---------        ---------
        Total operating expenses                         592.4             44.0            279.0             40.6
Loss from operations                                    (821.2)           (40.4)          (385.1)           (34.4)

Gain on sale of manufacturing joint venture                 --              5.3               --              5.0
Gain (loss) on UMC investment                           (236.9)              --           (665.0)           295.8
Gain (loss) on other investments                         (70.7)             2.0            (27.0)             2.0
Equity (loss) of investees                                  --             (4.4)            (0.1)            (2.1)
Other income (expense), net                              (13.9)             0.6             (9.1)             0.2
                                                     ---------        ---------        ---------        ---------
Income (loss) before income taxes                      (1142.8)           (36.9)         (1086.4)           266.5
Income tax expense (benefit)                             (83.6)           (10.2)          (269.8)           113.2
                                                     ---------        ---------        ---------        ---------
Net income (loss)                                      (1059.2)%          (26.7)%         (816.6)%          153.3%
                                                     =========        =========        =========        =========


Net Sales

        The Company's products are used in, and its business is dependent upon, the PC industry and growth of the Internet. Sales of the Company's products are primarily in the United States with some sales in Asia and Europe. Net sales were $29.5 million for the three months ended June 30, 2001, a decrease of 78.3% from $135.8 million for the three months ended June 30, 2000. Net sales were $79.4 million for the six months ended June 30, 2001, a decrease of 73.3% from $297.5 million for the six months ended June 30, 2000. Net sales decreased from 2000 to 2001 due to the exclusion of revenues from the multimedia board business which was shut down in the third quarter of fiscal 2000, the exclusion of revenues from the graphics chips business which was transferred to a joint venture with VIA in January 2001 and the exclusion of revenues from the professional graphics division which was sold to ATI Technologies in March 2001. Net sales for the three months ended June 30, 2001 and the six months ended June 30 2001 consisted primarily of the Company's Diamond brand modem, PDA and communications products, Rio digital audio players, Sensory Science video products and net sales from the Company's S3-VIA joint venture. Net sales for the three months ended June 30, 2000 and the six months ended June 30, 2000 were generated from the sale of the Company's graphics and multimedia accelerators, connectivity products for the home and products for acquiring, managing and experiencing music and spoken audio programming from the Internet.

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

        International sales accounted for 33% and 54% of net sales for the three months ended June 30, 2001 and

2000, respectively, excluding the net sales of S3-VIA, Inc. International sales accounted for 50% and 54% of net sales for the six months ended June 30, 2001 and 2000, respectively, excluding the net sales of S3-VIA, Inc. Approximately 17% and 29% of international sales for the three months ended June 30, 2001 and 2000, respectively, were to affiliates of United States customers, excluding the net sales of S3-VIA, Inc. Approximately 31% and 27% of international sales for the six months ended June 30, 2001 and 2000, respectively, were to affiliates of United States customers, excluding the net sales of S3-VIA, Inc. The Company expects that export sales will continue to represent a significant portion of net sales, although there can be no assurances that export sales as a percentage of net sales will remain at current levels. All sales transactions are denominated in U.S. dollars.

        Two customers accounted for 12% and 11% of net sales in the three months ended June 30, 2001, exclusive of sales of S3-VIA, Inc. Two customers accounted for 23% and 14% of net sales for the three months ended June 30, 2000. Two customers accounted for 12% and 10% of net sales for the six months ended June 30, 2001, exclusive of sales of S3-VIA, Inc. Two customers accounted for 18% and 10% of net sales for the six months ended June 30, 2000. The Company expects a significant portion of its future sales to remain concentrated within a limited number of strategic customers. Sales to any particular customer may fluctuate significantly from quarter to quarter.

Gross Margin

        The Company had a negative gross margin of 228.8% for the three months ended June 30, 2001, as compared with a positive gross margin of 3.7% for the three months ended June 30, 2000. The Company had a negative gross margin of 106.2% for the six months ended June 30, 2001, as compared with a positive gross margin of 6.2% for the six months ended June 30, 2000. The decrease was primarily the result of manufacturing costs associated with the exit of the graphics board and chip businesses as well as write-downs of tooling and obsolete inventory. Another factor contributing to the decreased gross margin is the highly competitive pricing pressures in the PC industry and Internet space.

        In the future, the Company's gross margin percentages may be affected by increased competition and related decreases in the unit average selling prices particularly with respect to older generation products, timing and volume of shipments of new products, the availability and cost of products from the Company's suppliers, changes in the mix of products sold and the extent to which the Company incurs additional licensing fees.

Research and Development Expenses

        The Company has made and intends to continue to make significant investments in research and development to remain competitive by developing new and enhanced products. Research and development expenses were $6.4 million for the three months ended June 30, 2001, a decrease of $14.9 million from $21.3 million for the three months ended June 30, 2000. Research and development expenses were $17.1 million for the six months ended June 30, 2001, a decrease of $24.9 million from $42.0 million for the six months ended June 30, 2000. This decrease was primarily due to reduction in headcount and related personnel costs resulting from the shutdown of the Company's multimedia board business and the transfer of its graphics chips business. The Company intends to continue to focus on core technology and products while concentrating on efforts to reduce overhead, headcount and related costs.

Selling, Marketing and Administrative Expenses

        Selling, marketing and administrative expenses consist primarily of salaries, related benefits and fees for professional services, such as legal and accounting services. Selling, marketing and administrative expenses were $34.1 million for the three months ended June 30, 2001, an increase of $6.6 million from $27.5 million for the three months ended June 30, 2000. Selling, marketing and administrative expenses were $59.0 million for the six months ended June 30, 2001, an increase of $1.9 million from $57.1 million for the six months ended June 30, 2000. Selling, marketing and administrative expenses increased from the same period in the prior year primarily due to expenses associated with reorganization and, administering personnel reduction, offset by a reduction in headcount and related personnel costs resulting from the shutdown of the Company's multimedia board business and the transfer of its graphics chips business. As a percentage of revenue, selling, marketing and administrative expenses increased from 19.2% in 2000 to 74.3% in 2001.

Amortization of Goodwill and Intangibles

        Amortization of goodwill and intangibles increased from $11.1 million for the three months ended June 30, 2000 to $11.2 million for the three months ended June 30, 2001. Amortization of goodwill and intangibles increased from $21.6 million for the six months ended June 30, 2000 to $22.3 million for the six months ended June 30, 2001. During the three months ended June 30, 2001 the Company wrote off approximately $109.1 million of goodwill, primarily related to the goodwill recorded at the time of the acquisition of Diamond Multimedia Systems, Inc.

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

        In June 1999, the Company amended its agreement with UMC. Under the terms of the amended agreement, UMC has agreed to pay the Company, subject to certain conditions, 1.4 billion New Taiwan Dollars (totaling approximately $37.2 million in cash over the period that the cash was received) and the Company has agreed to release UMC from contingencies associated with the sale of 80 million shares of stock of USC in January 1998 (described in the preceding paragraph) and to grant a license to UMC for 29 patents covering multimedia products and integrated circuit manufacturing technology for use in products manufactured by UMC. The Company recognized the gain on this transaction over five fiscal quarters beginning in the quarter ended June 30, 1999, as payments were received. For the three months and six months ended June 30, 2000, the gain recognized on the sale of the stock in USC was $7.3 million and $14.7 million, respectively. No gain was recognized in the three months and six months ended June 30, 2001 as payments have ceased under the agreement.

Gain (Loss) on UMC Investment

        In 1995, SONICblue entered into a joint foundry venture with UMC to build USC, a semiconductor manufacturing facility in Taiwan, R.O.C. In January 2000, USC merged with UMC and, as a result of the merger, SONICblue received 252 million UMC shares in exchange for 252 million USC shares. The Company also received a 20% stock dividend, or approximately 50.4 million shares of UMC stock, in April 2000, increasing SONICblue's holdings to approximately 302 million shares of UMC stock. The Company sold 15 million shares of UMC stock in 2000 and 73 million shares in the first six months of 2001 on the Taiwan Stock Exchange. Under the terms of the USC merger with UMC, a portion of the original number of UMC shares received by SONICblue are classified as restricted because they are subject to restrictions on their sale that lapse over a three-year period from the date of the merger. At June 30, 2001, approximately 101 million shares were subject to restrictions that will lapse in one year or more and are recorded as a long-term investment at market values as of June 30, 2001. The unrestricted shares and shares where the restrictions will lapse in one year or less are recorded as a current asset and are valued at market in accordance with SFAS 115. The available-for-sale portion of the Company's investment was marked-to-market through other comprehensive income as required by SFAS 115. The restricted shares were originally recorded at cost. At December 31, 2000, the market value of both the short-term and long-term investment in UMC had declined to an amount significantly below its original cost basis. It was determined at that point that this decline was related to the downturn in the semiconductor industry as a whole and was temporary in nature due to the historically cyclical nature of the industry.

        During the first and second quarters of 2001, the Company concluded that the downturn in the semiconductor industry and the economy in general appeared to be more severe than previously anticipated. There is a great deal of uncertainty regarding when the semiconductor industry will recover from this down cycle. Because SONICblue concluded that the decline in value of UMC was other than temporary, it reported an unrealized loss on the UMC investment of $62.3 million for the three months and $468.0 million for the six months ended June 30, 2001 based on the market value at that date. Also, the Company's sale of 73 million shares of UMC in the first six months of 2001 resulted in a realized loss of $60 million. As of June 30, 2001, SONICblue's 214 million UMC shares were worth approximately $285 million, based on the closing price of UMC shares on the Taiwan Stock Exchange on that date and the U.S. dollar to New Taiwan Dollar exchange rate prevailing on that date. The Company's available-for-sale portion of the investment will be marked to market through other comprehensive income as required by SFAS 115 for changes in market value subsequent to June 30, 2001 unless a further decline in market value is considered to be other than temporary. If any further decline is considered to be other than temporary, the decrease in value will be recorded as expense in the statement of operations.

Gain (Loss) on Other Investments

        In the three months ended June 30, 2001 the Company recognized a loss of $20.9 million related to the write-down of certain equity investments and in the three months ended June 30, 2000 the Company recognized a gain of $2.7 million from the sale of certain non-strategic investments in corporate equity securities. In the six months ended June 30, 2001 the Company recognized a loss of $21.5 million primarily related to the write-down of certain other equity investments. During the six months ended June 30, 2000 the Company recognized a gain of $5.9 million related to these investments. The downturn in the economy contributed to the decline in the market value of these securities.

Equity Loss of Investees

        Investments in entities in which the Company does not have control, but has the ability to exercise significant influence over operating and financial policies, are accounted for by the equity method. For the three months ended June 30, 2001, the Company reported no losses from these entities and for the three months ended June 30, 2000, losses were $6.0 million. For the six months ended June 30, 2001, the Company's share of losses in these entities was $0.1 million and for the six months ended June 30, 2000 the losses were $6.4 million. The losses were principally due to the Company's share of losses from RioPort, Inc.

Other Income (Expense), Net

        Other expense was $4.1 million for the three months ended June 30, 2001, compared to other income of $0.8 million for the three months ended June 30, 2000. Other expense was $7.2 million for the six months ended June 30, 2001, compared with other income of $0.7 million for the six months ended June 30, 2000. The increase in other expense was due primarily to interest expense and bank fees associated with other lines of credit and increased borrowings.

Income Taxes

        The Company's effective tax rate for the three months ended June 30, 2001 and 2000 was 7.3% and 27.6%, respectively. The Company's effective tax rate for the six months ended June 30, 2001 and 2000 was 24.8% and 42.5%, respectively. The effective tax rate reflects expected tax payments on the adjusted taxable income at the federal, state and international statutory rates.

Liquidity and Capital Resources

        Cash used for operating activities was $105.1 million for the six months ended June 30, 2001 and consisted primarily of the Company's net loss of $648.3 million, which included a non-operating loss on its UMC investment of $540.4 million, deferred income taxes of $214.5 million and charges related to the impairment of long term assets of $109.1 million.

        Cash used for operating activities for the six months ended June 30, 2000 was $184.7 million. The Company's net income of $456.0 million for the six months ended June 30, 2000 included a non-cash gain on UMC investment of $880.2 million, and non operating gains on VIA investment of $5.9 million and the sale of manufacturing joint venture of $14.7 million. Cash used for operations for the six months ended June 30, 2000 was unfavorably impacted by increases in accounts receivable and inventories and decreases in accounts payable and accrued liabilities and other liabilities. In addition, cash used for operations for the six months ended June 30, 2000 was favorably impacted by depreciation, amortization, increases in deferred income taxes and deferred revenue and decreases in prepaid expenses and other.

        Investing activities provided cash of $93.4 million for the six months ended June 30, 2001 and consisted primarily of sales and maturities of short-term investments including cash received from the sale of 73 million UMC shares on the Taiwan Stock Exchange of $120 million, offset by notes receivable of $30.1 million relating to the acquisitions of ReplayTV and Sensory Science. Investing activities used cash of $42.4 million for the six months ended June 30, 2000 and consisted primarily of purchases of short-term investments, net, investments in Number Nine and VIA and purchases of property and equipment, partially offset by cash received from UMC related to the sale of USC shares, and the increases in other assets.

        Financing activities used cash of $16.5 million for the six months ended June 30, 2001 and consisted of repayments of notes payable offset by sales of common stock. Financing activities provided cash of $120.7 million for the six months ended June 30, 2000. Sales of common stock, including $145.5 million received from the sale of stock to VIA, was the financing activity generating cash during the six months ended June 30, 2000 which was offset partially by repayments of notes payable.

Working capital at June 30, 2001 was a deficit of $40.3 million at June 30, 2001 and $161.5 million at December 31, 2000. At June 30, 2001, the Company's principal sources of liquidity included cash and equivalents of $8.4 million and $6.4 million in short-term investments. In addition, the company held unrestricted shares of UMC valued at $151.1 million at June 30, 2001 based upon then existing New Taiwan dollar to U.S. dollar exchange rates and UMC's market price on the Taiwan Stock Exchange, of which $106.3 million were pledged to secure a credit facility. The Company's principle sources of liquidity at December 31, 2000 included cash and equivalents of $36.6 million and $9.0 million of short-term investments. In addition, the Company held shares of UMC valued at $228.7 million at December 31, 2000 based upon then existing New Taiwan dollar to U.S. dollar exchange rates and UMC's market price on the Taiwan Stock Exchange. As of June 30, 2001, the Company had maximum short-term lines of credit and bank credit facilities totaling $90.0 million, limited by a borrowing base determined by specific inventory, receivable and investment balances. The Company had no unused credit facility or lines of credit available at June 30, 2001.


        The Company is currently a party to certain legal proceedings. Litigation could result in substantial expense to the Company. See "Part II-OTHER INFORMATION - Item 1. Legal Proceedings."


Recent Accounting Pronouncements

        In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 141, "Business Combination" ("FAS 141") and Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets" ("FAS 142"). FAS 141 eliminates the pooling-of-interests method of accounting for business combinations except for qualifying business combinations that were initiated prior to June 1, 2001. FAS 141 further clarifies the criteria to recognize intangible assets separately form goodwill. The requirements of FAS 141 are effective for any business combination accounted for by the purchase method that is completed after June 30, 2001 (i.e., the acquisition date is July 1, 2001 or thereafter). Under FAS 142, goodwill and indefinite-lived intangible assets are no longer amortized buy are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. We will adopt both statements on January 1, 2002 and are currently evaluating the impact of these statements. We have not yet quantified the impact of these statements on our operations. During 2002, we will perform the first of the required impairment tests of goodwill as of January 1, 2002, and we have not yet determined what the effect of these tests will be on our earnings and financial position. Any impairment resulting from our initial application of the statements will be recorded as a cumulative effect accounting change as of January 1, 2002.

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

        As a result of the adoption of Statement 133, the Company recognized all derivative financial instruments, such as foreign exchange contracts, in the consolidated financial instruments at fair value regardless of the purpose or the intent for holding the instrument. Changes in the fair value of derivative financial instruments are either recognized periodically in income or in stockholders' equity as a component of comprehensive income depending on whether the derivative financial instrument qualifies for hedging accounting, and if so, whether it qualifies as a fair value hedge or cash flow hedge. Generally, changes in fair values of derivatives accounted for as fair value hedges are recorded in income along with the portions of the changes in the fair values of the hedged items that relate to the hedged risk(s). Changes in fair values of derivatives accounted for as cash flow hedges, to the extent they are effective as hedges, are recorded in other comprehensive income net of deferred taxes. Changes in fair value of derivatives used as hedges of the net investment in foreign operations are reported in other comprehensive income as part of the cumulative translation adjustment. Changes in fair value of derivatives not qualifying as hedges are reported in income. At June 30, 2001, the Company did not hold derivative financial instruments, and the adoption of Statement 133 did not have an impact on the Company's financial statements.

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

SONICBLUE EXPERIENCED NET OPERATING LOSSES IN THE PAST AND MAY EXPERIENCE NET OPERATING LOSSES AGAIN IN THE FUTURE.

        SONICblue had a net loss of $648.3 million for the six months ended June 30, 2001, primarily resulting from the recognition of an unrealized loss of $468.3 million and a realized loss of $69.9 million related to the decline in value of the UMC shares. SONICblue had net income of $312.8 million for the year ended December 31, 2000, primarily from recognizing a one time gain of $884.2 million on the UMC shares but not as a result of income from operations. SONICblue had a net loss of $30.8 million for 1999, and SONICblue's sales during that time consisted of primarily older generation and lower price products that were sold into markets with significant price competition. With the completion of the transfer of SONICblue's graphics chips business, SONICblue's ability to achieve operating profitability depends primarily on its success in refocusing its business resources and in executing its business plan for its refocused business. In addition, SONICblue must achieve positive gross margins at a level sufficient to offset its operating expenses. SONICblue experienced negative gross margins in 2000 and in the first six months of 2001 and could continue to experience negative gross margins. Price competition and declining prices for consumer goods in the first six months of 2001 contributed to the negative gross margins. SONICblue cannot assure you that it will be able to achieve operating profitability. If SONICblue is unable to achieve operating profitability or incurs future losses and negative cash flow, its stock price would likely decline.

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

A REDUCTION IN THE AVAILABILITY OR EASE OF DOWNLOADING MUSIC FROM THE INTERNET WILL HURT THE SALES OF SONICBLUE'S PRODUCTS.

        SONICblue's digital audio products play music downloaded from the Internet and CDs. Currently, litigation is pending that could decrease the availability of downloadable music available on the Internet. The five major record companies have sued Napster.com, an Internet service that allows its users to swap songs. The lawsuits maintain that the swapping of music between different users free of charge is a violation of the copyright laws in the United States. If the record companies prevail in the litigation, and Napster or companies offering similar services are forced to limit the selection of music available for download or are forced to go out of business, there would be a reduction in the amount of music available to consumers on the Internet. In March 2001, the court issued an injunction that orders Napster to prevent users from trading copyrighted songs on its web site.

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

        SONICblue's revenues have historically been dependent on the markets for graphics/video chips for PCs and on its ability to compete in those markets. With the completion of the transfer of the graphics chips assets to a joint venture between VIA and a wholly owned subsidiary of SONICblue, SONICblue's remaining businesses continue to have significant product concentration. SONICblue is dependent on the markets for digital audio players, modems, home networking and other consumer electronics products. SONICblue's business would be materially harmed if it were unsuccessful in selling digital audio players, including its Rio players. Historically, over 75% of the net sales of SONICblue's subsidiary, Diamond, have come from sales of graphics and video accelerator subsystems. Excluding the graphics board business, the Rio players have historically accounted for over 90% of the remainder of Diamond's sales. In 2000, Rio players and products accounted for 12.2% of SONICblue's net sales. For the six months ended June 30, 2001, Rio players and products accounted for a substantial portion of SONICblue's net sales excluding net sales from S3-VIA, Inc. A decline in demand or average selling prices for digital audio players, modems and home networking products would have a material adverse effect on SONICblue's sales and operating results.

BECAUSE SONICBLUE'S LARGEST FINANCIAL ASSET IS ITS SHARES OF UNITED MICROELECTRONICS CORPORATION, THE VOLATILITY OF SONICBLUE COMMON STOCK MAY BE INFLUENCED BY THE VOLATILITY OF UMC'S STOCK PRICE

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

BECAUSE THE PRICE OF THE UMC SHARES HAS DECLINED SINCE SONICBLUE RECORDED THEIR CARRYING VALUE, SONICBLUE MAY NEED TO REPORT A LOSS IN OTHER INCOME AND EXPENSE IF IT DETERMINES THAT THE DECLINE IN THE SEMICONDUCTOR INDUSTRY IS NOT TEMPORARY. SONICBLUE'S ABILITY TO SELL ITS UMC SHARES IS SUBJECT TO LOCKUP AND PLEDGE RESTRICTIONS.

        At December 31, 2000, the carrying value of the UMC shares on SONICblue's consolidated balance sheet was $635.0 million, and the market value of both SONICblue's short-term and long-term investment in UMC had declined to $407.2 million. It was determined that the decline from the carrying value at December 31, 2000 and the original cost basis was related to the downturn in the semiconductor industry as a whole and was temporary in nature due to the historically cyclical nature of the industry. Subsequent to year-end, the market value of the investment in UMC remained significantly below cost. As of June 30, 2001, SONICblue's 214 million UMC shares held as of that date were worth approximately $285 million, based on the closing price of UMC shares on the Taiwan Stock Exchange on that date and the U.S. dollar to New Taiwan Dollar exchange rate prevailing on that date. The downturn in the semiconductor industry and the economy in general appears to be more severe than previously anticipated. There is a great deal of uncertainty regarding when the semiconductor industry will recover from this down cycle. Because SONICblue concluded that the decline in value was not temporary, it reported an unrealized loss on the UMC investment of $468.3 million and a realized loss of $59.6 million for the six months ended June 30, 2001. Future fluctuations in the value of SONICblue's portfolio investments, including the UMC shares, could negatively impact SONICblue's financial condition.

        In addition, due to Taiwan governmental restrictions, 50% of the initial UMC shares, or 126 million shares, are subject to lockup restrictions, which will be released over time beginning in January 2002. A portion of SONICblue's unrestricted UMC shares is the subject of a pledge agreement to secure bank line of credit. As a result, SONICblue's ability to sell its UMC shares is limited.

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

        Although SONICblue completed the transfer of its wholly owned graphics chip business assets to a joint venture between VIA and a wholly owned subsidiary of SONICblue, in January 2001, SONICblue retained its ownership of 50.1% of the voting common stock of S3-VIA, Inc., a joint venture between SONICblue and VIA. SONICblue consolidates the accounts of S3-VIA, Inc. in its financial statements. S3-VIA, Inc. may not develop new technology or products. As a result, the amount of net sales received by SONICblue through its ownership interest in S3-VIA, Inc. is expected to decline as its product offerings age and become obsolete. Because SONICblue consolidates S3-VIA, Inc.'s accounts into its financial statements, a decline in S3-VIA, Inc.'s net sales will reduce SONICblue's revenues.

        In addition, SONICblue may reduce or completely eliminate its holdings in S3-VIA, Inc. as part of its strategy to exit the graphics business. If SONICblue's interest in S3-VIA, Inc. falls below 50% of the voting common stock, SONICblue will not consolidate S3-VIA Inc.'s accounts in its financial statements and SONICblue revenues will be reduced.

THE JOINT VENTURE WITH VIA WILL REQUIRE SONICBLUE TO PAY SPECIFIED LIQUIDATED DAMAGES IF CERTAIN EVENTS OCCUR,AND EARN-OUT PAYMENTS TO SONICBLUE FROM THE JOINT VENTURE ARE SUBJECT TO THE JOINT VENTURE MEETING AGGRESSIVE PROFITABILITY GOALS.

        The investment agreement with VIA provides that,upon occurrence of certain events,SONICblue will pay liquidated damages,subject to a maximum damages cap. Despite the cap, liquidated damages payments could harm SONICblue's financial condition or results of operations. In addition, SONICblue will receive earn-out payments only if the new venture meets aggressive profitability goals specified in the joint venture agreement. There can be no assurance that the joint venture will be able to meet these profitability goals.

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

        Historically, the gross profit margins on the products of Diamond were lower than the margins on SONICblue's products. As a result of the Diamond merger, SONICblue's average gross margins have been lower than they were prior to the Diamond merger, thereby decreasing SONICblue's average gross margins. In addition, because the products remaining in SONICblue's refocused business include Diamond products such as the Rio players, SONICblue's average gross margins will likely be lower after the transfer of the graphics chips assets to S3 Graphics, the joint venture between VIA and a wholly owned subsidiary of SONICblue than prior to the transfer.

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

        Also, in an effort to avoid actual or perceived component shortages, SONICblue may purchase more of certain components than it may otherwise require. Excess inventory resulting from over-purchases, obsolescence or a decline in the market value of such inventory could result in inventory write-offs, which would have a negative effect on SONICblue's financial results as happened in the first and second quarters of 1998. Although these over-purchases related to the graphics chips business, they could occur with respect to other products including those of S3-VIA, Inc., a joint venture that SONICblue and VIA established in November 1999 to design, produce and market integrated graphics and core logic chip sets. Similarly, prior to SONICblue's acquisition of Diamond, Diamond's perception of component shortages caused Diamond to over-purchase certain components and pay surcharges for components that subsequently declined in value in the second, third and fourth quarters of 1998. In addition, SONICblue's inventory sell-offs or sell-offs by its competitors could trigger channel price protection charges, further reducing its gross margins and profitability.

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

SONICBLUE HAS SIGNIFICANT EXPOSURE TO INTERNATIONAL MARKETS.

        Export sales accounted for 56%, 70% and 89% of net sales in 2000, 1999 and 1998, respectively, and 50% of net sales for the six month ended June 30, 2001, excluding the net sales of S3-VIA, Inc. Approximately 33% of export sales in 2000 and 31% of export sales in the six months ended June 30, 2001, excluding the net sales of S3-VIA, Inc., were to affiliates of United States customers. In addition, a substantial proportion of SONICblue's products are manufactured, assembled and tested by independent third parties in Asia. As a result, SONICblue is subject to the risks of conducting business internationally, including:

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

SONICBLUE HAS A SIGNIFICANT LEVEL OF DEBT, WHICH MAY HARM ITS ABILITY TO OBTAIN ADDITIONAL FINANCING OR ADVERSELY AFFECT ITS LIQUIDITY.

        At June 30, 2001, SONICblue had total debt and other long-term liabilities outstanding of $173 million, including a $52 million from a line of credit secured by SONICblue's shares of UMC. Foreclosure on the UMC shares would harm SONICblue's financial condition. The degree to which SONICblue is leveraged could harm its ability to obtain additional financing for working capital or other purposes and could make SONICblue more vulnerable to economic downturns and competitive pressures. SONICblue's significant leverage could also adversely affect its liquidity, as a substantial portion of available cash from operations may have to be applied to meet debt service requirements. In the event of a cash shortfall, SONICblue could be forced to reduce other expenditures to be able to meet such debt service requirements.

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

SONICBLUE IS A PARTY TO LEGAL PROCEEDINGS ALLEGING SECURITIES VIOLATIONS THAT COULD HAVE A NEGATIVE FINANCIAL IMPACT ON SONICBLUE.

        Since November 1997, a number of complaints have been filed in federal and state courts seeking unspecified damages on behalf of an alleged class of persons who purchased shares of SONICblue's common stock at various times between April 18, 1996 and November 3, 1997. The complaints name as defendants SONICblue, certain of its officers and former officers, and certain directors of SONICblue, asserting that they violated federal and state securities laws by misrepresenting and failing to disclose certain information about SONICblue's business. In addition, certain stockholders have filed derivative actions in the state courts of California and Delaware seeking recovery on behalf of SONICblue, alleging, among other things, breach of fiduciary duties by such individual defendants. The plaintiffs in the derivative action in Delaware have not taken any steps to pursue their case. The derivative cases in California State court have been consolidated, and plaintiffs have filed a consolidated amended complaint. The court has entered a stipulated order in those derivative cases suspending court proceedings and coordinating discovery in them with discovery in the class actions in California State courts. On plaintiffs' motion, the federal court has dismissed the federal class actions without prejudice. The class actions in California State court have been consolidated, and plaintiffs have filed a consolidated amended complaint. SONICblue has answered that complaint. Discovery is proceeding. On January 22, 2001, four of the insurance carriers which issued directors and officers insurance to SONICblue filed suit against all parties named as defendants in the securities litigation, claiming that the carriers have no obligation to provide coverage under the California Insurance Code. In May 2001, the court entered an order staying the insurance action pending resolution of the securities litigation. While management intends to defend the actions against SONICblue vigorously, there can be no assurance that an adverse result or settlement with regard to these lawsuits would not have a material adverse effect on SONICblue's financial condition or results of operations.

        SONICblue has received from the SEC a request for information relating to SONICblue's restatement announcement in November 1997. SONICblue has responded and intends to continue to respond to such requests.

        SONICblue has also been defending several putative class action lawsuits naming Diamond, which were filed in June and July 1996 and June 1997 in the California Superior Court for Santa Clara County and the U.S. District Court for the Northern District of California. Certain former executive officers and directors of Diamond are also named as defendants. The plaintiffs purport to represent a class of all persons who purchased Diamond's common stock between October 18, 1995 and June 20, 1996, or the Class Period. The complaints allege claims under the federal securities laws and California law. The plaintiffs allege that Diamond and the other defendants made various material misrepresentations and omissions during the Class Period. The complaints do not specify the amount of damages sought. On March 24, 2000, the District Court for the Northern District of California dismissed the federal action without prejudice. The parties have tentatively agreed to settle this matter, subject to final documentation and court approval, for a payment of $15.0 million. SONICblue funded $4.5 million of the settlement on November 1, 2000. SONICblue previously accrued this amount in connection with the merger with Diamond. SONICblue believes that Diamond's insurance covers the remaining $10.5 million of the settlement and Diamond's insurers have funded that amount into the settlement, although one of these insurers has served a notice of arbitration disputing its obligation to pay $3 million of the $10.5 million.

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


                                        Fair Value
                                        ----------
                                      (In thousands,
                                   except interest rates)
At June 30, 2001:
Cash and equivalents .........      $         8,394
Weighted average interest rate                 3.59%
Short-term investments .......      $         6,383
Weighted average interest rate                 5.22%
Total portfolio ..............      $        14,777
Weighted average interest rate                 4.29%

At June 30, 2000:
Cash and equivalents .........      $        24,288
Weighted average interest rate                 5.01%
Short-term investments .......      $        26,150
Weighted average interest rate                 6.48%
Total portfolio ..............      $        50,438
Weighted average interest rate                 5.38%


        A hypothetical 10% change in market interest rates would not have a material effect on the Company's operations or cash flows.

Convertible Subordinated Notes

        In September 1996, the Company completed a private placement of $103.5 million aggregate principal amount of convertible subordinated notes. The notes mature in 2003. Interest is payable semi-annually at 5 3/4% per annum. The notes are convertible at the option of the note holders into the Company's common stock at an initial conversion price of $19.22 per share, subject to adjustment. During 2000, $0.2 million in notes were converted into common stock. Beginning in October 1999, the notes became redeemable at the option of the Company at an initial redemption price of 102% of the principal amount. The fair value of the convertible subordinated notes at June 30, 2001 and 2000 was approximately $64.8 million and $117.1 million, respectively. A hypothetical 10% change in market interest rates would not have a material adverse effect on the Company's operations, cash flows or the fair value of the convertible subordinated notes.

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

        The effect of foreign exchange rate fluctuations on the Company's financial statements for the six months ended June 30, 2001 and 2000 was not material. Since foreign currency exposure increases as intercompany receivables grow, from time to time the Company uses foreign exchange forward contracts as a means for hedging these balances. As of June 30, 2001, the Company held no exchange contracts.



PART II. OTHER INFORMATION

Item 1. Legal Proceedings

        Since November 1997, a number of complaints have been filed in federal and state courts seeking unspecified damages on behalf of an alleged class of persons who purchased shares of SONICblue's common stock at various times between April 18, 1996 and November 3, 1997. The complaints name as defendants SONICblue, certain of its officers and former officers, and certain directors of SONICblue, asserting that they violated federal and state securities laws by misrepresenting and failing to disclose certain information about SONICblue's business. In addition, certain stockholders have filed derivative actions in the state courts of California and Delaware seeking recovery on behalf of SONICblue, alleging, among other things, breach of fiduciary duties by such individual defendants. The plaintiffs in the derivative action in Delaware have not taken any steps to pursue their case. The derivative cases in California State court have been consolidated, and plaintiffs have filed a consolidated amended complaint. The court has entered a stipulated order in those derivative cases suspending court proceedings and coordinating discovery in them with discovery in the class actions in California State courts. On plaintiffs' motion, the federal court has dismissed the federal class actions without prejudice. The class actions in California State court have been consolidated, and plaintiffs have filed a consolidated amended complaint. SONICblue has answered that complaint. Discovery is proceeding. On January 22, 2001, four of the insurance carriers which issued directors and officers insurance to SONICblue filed suit against all parties named as defendants in the securities litigation, claiming that the carriers have no obligation to provide coverage under the California Insurance Code. In May 2001, the court entered an order staying the insurance action pending resolution of the securities litigation. While management intends to defend the actions against SONICblue vigorously, there can be no assurance that an adverse result or settlement with regard to these lawsuits would not have a material adverse effect on SONICblue's financial condition or results of operations.

        SONICblue has received from the SEC a request for information relating to SONICblue's restatement announcement in November 1997. SONICblue has responded and intends to continue to respond to such requests.

        SONICblue has also been defending several putative class action lawsuits naming Diamond, which were filed in June and July 1996 and June 1997 in the California Superior Court for Santa Clara County and the U.S. District Court for the Northern District of California. Certain former executive officers and directors of Diamond are also named as defendants. The plaintiffs purport to represent a class of all persons who purchased Diamond's common stock between October 18, 1995 and June 20, 1996, or the Class Period. The complaints allege claims under the federal securities laws and California law. The plaintiffs allege that Diamond and the other defendants made various material misrepresentations and omissions during the Class Period. The complaints do not specify the amount of damages sought. On March 24, 2000, the District Court for the Northern District of California dismissed the federal action without prejudice. The parties have tentatively agreed to settle this matter, subject to final documentation and court approval, for a payment of $15.0 million. SONICblue funded $4.5 million of the settlement on November 1, 2000. SONICblue previously accrued this amount in connection with the merger with Diamond. SONICblue believes that Diamond's insurance covers the remaining $10.5 million of the settlement; Diamond's insurers have funded that amount into the settlement, although one of these insurers has served a notice of arbitration disputing its obligation to pay $3 million of the $10.5 million.

        Sega Corporation initiated a claim for arbitration in Tokyo, Japan against Diamond in December 1998. The claim, which arose out of an agreement entered into between Sega and Diamond in September 1995, in which Sega agreed to provide Diamond with Sega game software that Diamond would bundle with its 3-D graphics board, "The Edge," was settled in March 2001.

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


Item 4. Submission of Matters to a Vote of Security Holders

(a) The Annual Meeting of Stockholders was held on May 23, 2001.

(b) The matters voted upon at the meeting and results of the voting with respect to those matters were as follows:

   (1)  Election of Directors.


                                      Votes For      Withheld
                                      ---------      --------
Kenneth F. Potashner                 60,115,722      13,337,103
Terry N. Holdt                       72,366,192       1,086,633
Robert P. Lee                        72,366,484       1,086,341
Carmelo J. Santoro                   72,358,092       1,094,733
James T. Schraith                    72,349,870       1,102,955


   (2) Confirmation of Ernst & Young LLP as the Company's independent auditors.


Votes For     Against       Abstain
---------     -------       -------
73,170,405    213,026       69,394

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:


   Exhibit No.  Description
   -----------  -----------
     3(ii).1    Amended and Restated Bylaws.

     10.1 Employment Agreement between Registrant and Kenneth F. Potashner dated June 21, 2001.

     10.2       Amendment, dated May 9, 2001, to Credit Agreement dated November 9,
                2000 between the Registrant and Chinatrust Commercial Bank.

     10.3       Promissory Noted dated May 9, 2001 by the Registrant in favor of
                Chinatrust Commercial Bank.

     10.4       Amendment, dated May 9, 2001, to Pledge Agreement dated November 9,
                2000 between the Registrant and Chinatrust Commercial Bank.


(b) Reports on Form 8-K:

        The Company did not file any current reports on Form 8-K during the quarter ended June 30, 2001.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                       SONICBLUE INCORPORATED
                       (Registrant)


Date: August 13, 2001                      /s/ JOHN TODD
                       ---------------------------------------------------------
                                             JOHN TODD
                            Senior Vice President, Chief Financial Officer
                                    and Chief Operating Officer
                       (Duly authorized officer and principal financial officer)

                                  EXHIBIT INDEX




   Exhibit No.  Description
   -----------  -----------
     3(ii).1    Amended and Restated Bylaws.

     10.1 Employment Agreement between Registrant and Kenneth F. Potashner dated June 21, 2001.

     10.2       Amendment, dated May 9, 2001, to Credit Agreement dated November 9,
                2000 between the Registrant and Chinatrust Commercial Bank.

     10.3       Promissory Noted dated May 9, 2001 by the Registrant in favor of
                Chinatrust Commercial Bank.

     10.4       Amendment, dated May 9, 2001, to Pledge Agreement dated November 9,
                2000 between the Registrant and Chinatrust Commercial Bank.