Form 10-Q
period 2001-09-30
SONICBLUE INC
filed 2001-11-13
CIK 850519

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarter ended September 30, 2001 or

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

                         Yes [ ]          No [X]

The number of shares of the Registrant's Common Stock, $0.0001 par value, outstanding at September 30, 2001 was 93,534,515.

                             SONICBLUE INCORPORATED
                                    FORM 10-Q

                                      INDEX

                                                                                        PAGE
                                                                                        ----
PART I.    CONDENSED CONSOLIDATED FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements:

           Condensed Consolidated Balance Sheets at September 30, 2001 and
           December 31, 2000                                                              3

           Condensed Consolidated Statements of Operations for the three months
           and nine months ended September 30, 2001 and 2000                              4

           Condensed Consolidated Statements of Cash Flows for the nine months
           ended September 30, 2001 and 2000                                              5

           Notes to Unaudited Condensed Consolidated Financial Statements                 6

Item 2.    Management's Discussion and Analysis of Financial Condition and
           Results of Operations                                                         11

Item 3.    Quantitative and Qualitative Disclosures About Market Risk                    27

PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings                                                             28

Item 5.    Other Information                                                             29

Item 6.    Exhibits and Reports on Form 8-K                                              29

Signatures                                                                               30

PART I. CONDENSED CONSOLIDATED FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements


                             SONICBLUE INCORPORATED
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (In thousands, except per share data)
                                   (Unaudited)


                                                           SEPTEMBER 30,     DECEMBER 31,
                                                               2001            2000(1)
                                                           -------------     ------------
                                 ASSETS
Current assets:
   Cash and other investments                                $  14,054       $    45,599
   Investment - UMC                                             83,760           228,673
   Accounts receivable (net of allowances of $13,568 in
      2001 and $7,790 in 2000)                                  59,859            85,950
   Inventories                                                  18,471            86,727
   Prepaid expenses and other                                    4,658             9,734
                                                             ---------       -----------
               Total current assets                            180,802           456,683

Property and equipment, net                                      8,059            24,761
Investment - UMC                                                86,886           406,363
Deferred taxes                                                  17,688                --
Goodwill and intangible assets                                 133,460           162,381
Other assets                                                    32,213            49,117
                                                             ---------       -----------
               Total                                         $ 459,108       $ 1,099,305
                                                             =========       ===========

                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                          $ 101,086       $    99,296
   Notes payable                                                31,809            72,672
   Accrued liabilities                                          99,098            45,354
   Deferred taxes                                               17,688            69,563
   Deferred revenue                                              9,275             8,287
                                                             ---------       -----------
               Total current liabilities                       258,956           295,172

Long-term deferred taxes                                            --            25,140
Other liabilities                                               20,615             4,040
Convertible subordinated debentures                            103,300           103,300
                                                             ---------       -----------
               Total liabilities                               382,871           427,652

Stockholders' equity:
   Common stock, $0.0001 par value; 175,000,000
      shares authorized: 93,534,515 and 93,054,332
      shares outstanding in 2001 and 2000, respectively        564,119           602,566
   Unearned stock-based compensation                            (4,520)               --
   Accumulated other comprehensive loss                        (48,447)         (199,599)
   Retained earnings (accumulated deficit)                    (434,915)          268,686
                                                             ---------       -----------
               Total stockholders' equity                       76,237           671,653
                                                             ---------       -----------
               Total                                         $ 459,108       $ 1,099,305
                                                             =========       ===========

(1) Derived from audited financial statements

                See accompanying notes to the unaudited condensed
                       consolidated financial statements.

                             SONICBLUE INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)


                                                        THREE MONTHS ENDED              NINE MONTHS ENDED
                                                          SEPTEMBER 30,                   SEPTEMBER 30,
                                                     ------------------------       -------------------------
                                                       2001           2000            2001            2000
                                                     --------       ---------       ---------       ---------
Net sales                                            $ 54,783       $ 139,960       $ 134,177       $ 437,499

Cost of sales                                          46,572         160,192         210,246         439,323
                                                     --------       ---------       ---------       ---------
Gross profit (loss)                                     8,211         (20,232)        (76,069)         (1,824)

Operating expenses:
    Research and development                            6,627          21,677          23,748          63,708
    Selling, marketing and administrative              19,246          31,028          78,231          88,102
    In-process research and development                 4,200              --           5,078              --
    Restructuring expense and impairment charge         7,226           8,981         129,459           8,981
    Non-cash deferred compensation                        296              --             296              --
    Amortization of goodwill and intangibles            5,106          11,795          27,394          33,354
                                                     --------       ---------       ---------       ---------
               Total operating expenses                42,701          73,481         264,206         194,145
                                                     --------       ---------       ---------       ---------
Loss from operations                                  (34,490)        (93,713)       (340,275)       (195,969)

Gain on sale of manufacturing joint venture                --              --              --          14,738
Gain (loss) on UMC investment                         (17,715)         (6,419)       (545,672)        873,749
Gain (loss) on other investments                       (3,119)             --         (24,595)          5,917
Equity (loss) of investees                                 --          (2,993)           (114)         (9,374)
Other income (expense), net                                34          (3,211)         (7,178)         (2,541)
                                                     --------       ---------       ---------       ---------
Income (loss) before income taxes                     (55,290)       (106,336)       (917,834)        686,520
Income tax expense (benefit)                               --         (30,688)       (214,233)        306,183
                                                     --------       ---------       ---------       ---------
Net income (loss)                                    $(55,290)      $ (75,648)      $(703,601)      $ 380,337
                                                     ========       =========       =========       =========
Earnings per share amounts:
    Basic                                            $  (0.62)      $   (0.82)      $   (8.34)      $    4.25
    Diluted                                          $  (0.62)      $   (0.82)      $   (8.34)      $    3.79

Shares used in computing per share amounts:
    Basic                                              89,873          92,573          84,346          89,416
    Diluted                                            89,873          92,573          84,346         101,179

                See accompanying notes to the unaudited condensed
                       consolidated financial statements.

                             SONICBLUE INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)


                                                                    NINE MONTHS ENDED
                                                                      SEPTEMBER 30,
                                                                -------------------------
                                                                  2001            2000
                                                                ---------       ---------
Operating activities:
  Net income (loss)                                             $(703,601)      $ 380,337
  Adjustments  to reconcile net income (loss) to net
    cash used for operating activities:
    Deferred income taxes                                        (214,233)        221,926
    Depreciation                                                    4,697          17,848
    Amortization                                                   27,394          34,410
    Gain on sale of shares of manufacturing joint venture              --         (14,738)
    (Gain)/loss on UMC investment                                 545,672        (873,747)
    (Gain)/loss on other investments                               24,595          (5,917)
    Impairment of long term assets                                113,975              --
    Write-off acquired in-process research and development          5,078              --
    Other                                                             410           6,381
  Changes in assets and liabilities:
        Accounts receivable                                        15,397          (2,882)
        Inventories                                                30,117          10,098
        Prepaid expenses and other assets                             153          10,621
        Accounts payable                                           (3,170)        (31,384)
        Accrued liabilities and other liabilities                  35,351           1,220
        Deferred revenue                                            1,389          (2,071)
                                                                ---------       ---------
  Net cash used for operating activities                         (116,776)       (247,898)
                                                                ---------       ---------
Investing activities:
  Property and equipment purchases                                   (802)         (8,971)
  Sale of short-term investments                                  178,925         100,592
  Acquisitions, net of cash acquired                              (27,218)        (49,441)
  Sale of manufacturing joint venture                                  --          14,738
  Other                                                            (7,618)         12,574
                                                                ---------       ---------
  Net cash provided by investing activities                       143,287          69,492
                                                                ---------       ---------
Financing activities:
  Sale of common stock                                              3,670         156,782
  Repayments of notes payable                                     (53,644)          3,120
                                                                ---------       ---------
  Net cash (used for) provided by financing activities            (49,974)        159,902
                                                                ---------       ---------
Effect of exchange rate changes                                       (16)            (18)
                                                                ---------       ---------
Net decrease in cash and equivalents                              (23,479)        (18,522)
Cash and equivalents at beginning of period                        36,582          45,825
                                                                ---------       ---------
Cash and equivalents at end of period                           $  13,103       $  27,303
                                                                =========       =========

                See accompanying notes to the unaudited condensed
                       consolidated financial statements.

                             SONICBLUE INCORPORATED
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.    Basis of Presentation

      The condensed consolidated financial statements have been prepared by SONICblue Incorporated, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and include the accounts of SONICblue Incorporated and its wholly owned subsidiaries ("SONICblue" or collectively the "Company"). All significant inter-company balances and transactions have been eliminated. Investments in entities in which the Company does not have control, but has the ability to exercise significant influence over operating and financial policies, are accounted for by the equity method. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such principles and the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, the financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position at September 30, 2001 and December 31, 2000, and the operating results and cash flows for the nine months ended September 30, 2001 and 2000. These financial statements and notes should be read in conjunction with the Company's audited financial statements and notes thereto for the year ended December 31, 2000, included in the Company's Form 10-K/A filed with the Securities and Exchange Commission.

      The results of operations for the nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the future quarters or the year ending December 31, 2001. Certain reclassifications of 2000 amounts were made in order to conform to the 2001 presentation.

      This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. In particular, the Management's Discussion and Analysis section of this Quarterly Report on Form 10-Q regarding revenue growth, gross margin trends and cost trends contain forward-looking statements and are qualified by the risks detailed in "Factors That May Affect Our Results" and other risks detailed in the Company's Annual Report on Form 10-K/A for the year ended December 31, 2000 and other reports filed by SONICblue with the Securities and Exchange Commission from time to time. Actual results could differ materially from those discussed in these forward-looking statements as a result of the risks described above as well as other risks set forth in SONICblue's periodic reports both previously and hereafter filed with the Securities and Exchange Commission.

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

Transfer of assets to S3 Graphics Co., Ltd.

      In January 2001, SONICblue completed the transfer of its graphics chips net assets, other than its shares of common stock of S3-VIA, to S3 Graphics Co., Ltd., a joint venture between VIA and a wholly owned subsidiary of SONICblue. The joint venture will manufacture and distribute semiconductor products and conduct related research and development activities. Pursuant to the joint venture agreement with VIA, SONICblue received 13 million shares of SONICblue common stock in return for a reduction of its economic interest in the future operations of the joint venture to 0.1%. Upon the occurrence of events specified in the investment agreement between SONICblue and VIA, SONICblue must pay specified liquidated damages, subject to a maximum damages cap. Under the joint venture agreement, SONICblue will also receive earn-out payments if the new venture meets specified profitability goals.

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

Sale of professional graphics division to ATI Technologies

      In March 2001, SONICblue completed the sale to ATI Technologies, Inc. of its professional graphics division, based in Starnberg, Germany, which produced the Fire GL line of graphics accelerators. Under the terms of an Asset Purchase Agreement, SONICblue received $2.7 million in cash and is eligible to receive further financial consideration, contingent upon the Fire GL graphics business, as operated by ATI, achieving future performance targets.

Purchase of Sensory Science Corporation

      On June 27, 2001, SONICblue completed the acquisition of Sensory Science Corporation, a developer of consumer electronics products, including dual deck video cassette player/recorders and DVD players. The acquisition was accounted for as a purchase. At closing, SONICblue issued approximately 1.3 million shares of SONICblue common stock to Sensory Science stockholders in exchange for the common stock of Sensory Science outstanding on June 27, 2001, and Sensory Science became a wholly owned subsidiary of SONICblue.. In connection with the acquisition of Sensory Science, SONICblue had made loans to Sensory Science in the amount of $9.8 million as of June 27, 2001, which became part of the purchase price.

      The purchase price of $21.7 million includes $7.2 million of stock issued at fair value (fair value being determined as the average price of SONICblue common stock at the date the exchange ratio was fixed per the merger agreement), $0.3 million of stock option costs, cash paid to Sensory Science of $9.8 million and $4.4 million in estimated expenses of the transaction. The purchase price was allocated as follows: $(2.1) million to the estimated fair value of the Sensory Science net tangible assets purchased (as of June 27, 2001), $0.9 million to purchased in-process research and development, $0.9 million to purchased existing technology, $1.2 million to trade names, $1.1 million to workforce-in-place, $5.0 million to distribution channel relationships and $14.7 million to goodwill. Goodwill is recorded as a result of consideration paid in excess of the fair value of net tangible and intangible assets acquired, principally due to estimated synergies of the acquisition. Goodwill and identified acquisition related intangible assets are amortized on a straight-line basis, generally over a five year period. The allocation of the purchase price to intangibles was based upon management's estimates. The purchase price and the related allocation are subject to further refinement and change over the next year.

Purchase of ReplayTV, Inc.

      On August 1, 2001 SONICblue completed the acquisition of ReplayTV, Inc., a developer of personal television technology. The acquisition was accounted for as a purchase. At closing, SONICblue issued 10.4 million shares of common stock and an aggregate of 5.1 million options and warrants to purchase shares of SONICblue common stock in exchange for all of ReplayTV's outstanding equity, and ReplayTV became a wholly owned subsidiary of SONICblue. In connection with the acquisition of ReplayTV, SONICblue had made loans to ReplayTV in the amount of $20.0 million at August 1, 2001, which became part of the purchase price.

      The purchase price of $50.1 million includes $26.5 million of stock issued at fair value (fair value being determined as the average price of SONICblue common stock at the date the exchange ratio was fixed per the merger agreement), $2.8 million of stock option costs, cash paid to ReplayTV of $20.0 million and $0.8 million in estimated expenses of the transaction. The purchase price was allocated as follows: $(43.5) million to the estimated fair value of the ReplayTV net tangible assets purchased (as of August 1, 2001), $4.2 million to purchased in-process research and development, $17.5 million to purchased existing and core technology, $19.5 million to non-compete agreements, $4.8 million to deferred compensation and $47.6 million to goodwill. Goodwill is recorded as a result of consideration paid in excess of the fair value of net tangible and intangible assets acquired, principally due to estimated synergies of the acquisition and the value of the workforce acquired. Goodwill will not be amortized, but will be reviewed periodically for potential impairment, in accordance with SFAS 142. The identified acquisition related intangible assets are amortized on a straight-line basis, generally over a five year period. The allocation of the purchase price to intangibles was based upon a third party appraisal. The purchase price and the related allocation are subject to further refinement and change over the next year.

3.    Revenue Recognition

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

      Revenue for product sales to customers where the above criteria are met is recognized upon product shipment. Accruals for estimated sales returns and allowances are recorded at the time of the sale. Revenue for product sales to customers where one or more of the above criteria are not initially met is deferred until such criteria have been met.

4.    Inventories

      Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market. Inventories consisted of:

                                          SEPTEMBER 30,     DECEMBER 31,
                                              2001              2000
                                          -------------     ------------
                                                  (IN THOUSANDS)
          Raw materials                      $ 4,210          $ 41,734
          Work in process                      1,249            14,222
          Finished goods                      13,012            30,771
                                             -------          --------
             Total                           $18,471          $ 86,727
                                             =======          ========

5.    Investments

Investment in UMC

      In 1995, SONICblue entered into a joint foundry venture with United Microelectronics Corporation, or UMC, to build United Semiconductor Corporation, or USC, a semiconductor manufacturing facility in Taiwan, R.O.C. In January 2000, USC merged with UMC and, as a result of the merger, SONICblue received 252 million UMC shares in exchange for 252 million USC shares. The Company also received stock dividends of approximately 50 and 32 million shares of UMC stock, in April 2000 and August 2001, respectively. The Company sold 15 million shares of UMC stock in 2000 and 136 million shares in the first nine months of 2001 on the Taiwan Stock Exchange. Under the terms of the USC merger with UMC, a portion of the original number of UMC shares received by SONICblue are subject to restrictions on their sale that lapse over a three-year period from the date of the merger. At September 30, 2001, approximately 76 million shares were subject to restrictions on sale that will lapse in one year or more and are recorded at adjusted cost as a long-term investment. The unrestricted shares and shares where the restrictions will lapse in one year or less are recorded as a current asset and are marked to market value through other comprehensive income as required by SFAS 115.

       At December 31, 2000, the market value of the investment in UMC had declined to an amount significantly below its original cost basis. It was determined at that point that this decline was related to the downturn in the semiconductor industry as a whole and was temporary in nature due to the historically cyclical nature of the industry. During the first and second quarters of 2001, the Company concluded that the downturn in the semiconductor industry and the economy in general appeared to be more severe than previously anticipated and that there was a great deal of uncertainty regarding when the semiconductor industry would recover from this down cycle. Because SONICblue concluded that the decline in value of UMC was other than temporary, it reported an unrealized loss on the UMC investment of $468 million for the six months ended June 30, 2001 based on the market value at June 20, 2001. At September 30, 2001, the market value of the investment in UMC had declined to an amount significantly below its adjusted cost basis. Due to the recent unsettled world events and related market volatility, the Company determined that this decline was temporary in nature and no further impairment was recorded during the third quarter of 2001. For the nine months ended September 30, 2001, the Company realized a loss of $78 million related to its sale of 136 million UMC shares.

      As of September 30, 2001, SONICblue's 183 million UMC shares were worth approximately $143 million, based on the closing price of UMC shares on the Taiwan Stock Exchange and the prevailing U.S. dollar to New Taiwan Dollar exchange rate on that date. The Company's available-for-sale portion of the investment will be marked to market through other comprehensive income as required by SFAS 115 for changes in market value subsequent to September 30, 2001 unless a further decline in market value is considered to be other than temporary. If the existing decline, or any further decline, is considered to be other than temporary, the decrease in value of both the available-for-sale and long term portions of the Company's UMC investment will be recorded as expense in the statement of operations.

Investment in RioPort, Inc.

      In October 1999, SONICblue caused RioPort, Inc. (formerly RioPort.com, Inc.), which was a wholly owned subsidiary of SONICblue, to sell shares of its preferred stock to third party investors. RioPort is developing an integrated platform for acquiring, managing and experiencing music and spoken audio programming from the Internet. As a result, SONICblue retains a minority investment in RioPort and accounts for its investment using the equity method. In addition, in November 1999, SONICblue received $10.9 million for the sale to RioPort of OneStep, LLC, a software development company. In June 2000, RioPort sold additional preferred stock to third party investors. As part of this financing, the Company invested an additional $10.7 million in RioPort, maintaining its percentage ownership of RioPort. In the fourth quarter of 2000, RioPort sold additional preferred stock to third party investors. As of September 30, 2001, the Company held approximately 33% of RioPort's outstanding stock. The Company recorded its equity in the loss of RioPort of $0.1 million and $9.4 million for the nine months ended September 30, 2001 and 2000, respectively. As a result of the Company recording such losses, its remaining net basis in RioPort is zero and the Company has discontinued recording any further share of RioPort's losses. As of September 30, 2001, the Company was a contingent guarantor of RioPort's $2 million bank line of credit.

Investment in S3-VIA, Inc.

      In November 1999, the Company established a joint venture ("JV1") with VIA to bring high-performance integrated graphics and core logic chip sets to the volume OEM desktop and notebook PC markets. The venture, S3-VIA, Inc. has joint funding, exclusive access to both companies' technology and distribution rights for developed products between SONICblue and VIA. The Company owns 50.1% of the voting common stock of the joint venture. Accordingly, the Company consolidates the accounts of S3-VIA, Inc. in its consolidated financial statements.

6.    Notes Payable

      At September 30, 2001, the Company had an $80.0 million domestic bank facility permitting borrowings at the rate of LIBOR plus 2%. This bank facility expires in November 2001. The covenants covering this debt agreement pertain to minimum levels of collateral coverage and tangible net worth, quarterly profitability and minimum levels of liquidity. As of September 30, 2001, the Company was in compliance with all loan covenants and the Company had pledged 53 million UMC shares as collateral. Borrowings were $19.4 and $72.7 million under this facility at September 30, 2001 and December 31, 2000, respectively. During the fourth quarter of 2001, this bank facility was paid in full.

        Sensory Science Corporation has loans under a line of credit with Congress Financial Corporation, which has a maturity date of March 1, 2002. The financing agreement with Congress Financial was first entered into in October 1992 and was last amended during June 2000. The maximum line of credit is $20.0 million, limited by a borrowing base determined by specific inventory and receivable balances. Interest is charged at prime plus 0.5%. Borrowings were $11.6 million under this facility at September 30, 2001.

7.    Earnings (Loss) Per Share

      Basic earnings (loss) per share ("EPS") are computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that would occur from any instrument or options, which could result in additional common shares being issued. When computing earnings (loss) per share, the Company includes only potential common shares that are dilutive. Exercise of options and conversion of convertible debt in the three months and nine months ended September 30, 2001 are not assumed because the result would have been anti-dilutive.

      The following table sets forth the computation of basic and diluted earnings (loss) per share:

                                                               THREE MONTHS                   NINE MONTHS
                                                            ENDED SEPTEMBER 30,           ENDED SEPTEMBER 30,
                                                          -----------------------       ------------------------
                                                            2001           2000           2001            2000
                                                          --------       --------       ---------       --------
                                                                 (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
NUMERATOR
   Net income (loss)
      Basic                                               $(55,290)      $(75,648)      $(703,601)      $380,337
      Interest expense on subordinated debt                     --             --              --          2,898
                                                          --------       --------       ---------       --------
      Diluted                                             $(55,290)      $(75,648)      $(703,601)      $383,235
                                                          ========       ========       =========       ========

DENOMINATOR
   Denominator for basic earnings (loss) per share          89,873         92,573          84,346         89,416
   Common stock equivalents                                     --             --              --          6,378
   Subordinated debt                                            --             --              --          5,385
                                                          --------       --------       ---------       --------
   Denominator for diluted earnings (loss) per share        89,873         92,573          84,346        101,179
                                                          ========       ========       =========       ========
Basic earnings (loss) per share                           $  (0.62)      $  (0.82)      $   (8.34)      $   4.25
Diluted earnings (loss) per share                         $  (0.62)      $  (0.82)      $   (8.34)      $   3.79

8.    Comprehensive Income (Loss)

      The Company's available-for-sale securities and foreign currency translation adjustments are included in other comprehensive income (loss).

      The following are the components of accumulated other comprehensive loss, net of tax:

                                                         SEPTEMBER 30,     DECEMBER 31,
                                                             2001             2000
                                                         -------------     ------------
                                                                 (IN THOUSANDS)
     Unrealized gain (loss) on investments                 $(40,029)        $(191,197)
     Foreign currency translation adjustments                (8,418)           (8,402)
                                                           --------         ---------
     Accumulated other comprehensive loss                  $(48,447)        $(199,599)
                                                           ========         =========

      The following schedule of other comprehensive loss shows the gross current-period gain (loss) and the reclassification adjustment:

                                                               THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                  SEPTEMBER 30,              SEPTEMBER 30,
                                                              ---------------------     -----------------------
                                                                2001          2000         2001         2000
                                                              --------     --------     ---------     ---------
                                                                               (IN THOUSANDS)
Unrealized gain on investments:
  Unrealized gain (loss) on  available-for-sale securities    $(40,029)    $(71,340)    $ (39,131)    $(118,471)
  Less: reclassification adjustment for (gain)
     loss realized in net income                                    --        1,996       190,299            --
                                                              --------     --------     ---------     ---------
Net unrealized loss on investments                             (40,029)     (69,344)      151,168      (118,471)
Foreign currency translation adjustments                             1           (9)          (16)          (18)
                                                              --------     --------     ---------     ---------
Other comprehensive income (loss)                             $(40,028)    $(69,353)    $ 151,152     $(118,489)
                                                              ========     ========     =========     =========

9.    Contingencies

      Since November 1997, a number of complaints have been filed in federal and state courts seeking unspecified damages on behalf of an alleged class of persons who purchased shares of SONICblue's common stock at various times between April 18, 1996 and November 3, 1997. The complaints name as defendants SONICblue, certain of its officers and former officers, and certain directors of SONICblue, and assert that they violated federal and state securities laws by misrepresenting and failing to disclose certain information about SONICblue's business. In addition, certain stockholders have filed derivative actions in the state courts of California and Delaware seeking recovery on behalf of SONICblue, alleging, among other things, breach of fiduciary duties by such individual defendants. The plaintiffs in the derivative action in Delaware have not taken any steps to pursue their case. The derivative cases in California State court have been consolidated, and plaintiffs have filed a consolidated amended complaint. The court has entered a stipulated order in those derivative cases suspending court proceedings and coordinating discovery in them with discovery in the class actions in California State courts. On plaintiffs' motion, the federal court has dismissed the federal class actions without prejudice. The class actions in California State court have been consolidated, and plaintiffs have filed a consolidated amended complaint. SONICblue has answered that complaint. Discovery is proceeding. On January 22, 2001, four of the insurance carriers which issued directors and officers insurance to SONICblue filed suit against all parties named as defendants in the securities litigation, claiming that the carriers have no obligation to provide coverage under the California Insurance Code. In May 2001, the court entered an order staying the insurance action pending resolution of the securities litigation. While management intends to defend the actions against SONICblue vigorously, there can be no assurance that an adverse result or settlement with regard to these lawsuits would not have a material adverse effect on SONICblue's financial condition or results of operations.

      SONICblue received from the SEC a request for information relating to SONICblue's restatement announcement in November 1997. SONICblue responded and intends to respond to any future requests.

      SONICblue has also been defending several putative class action lawsuits naming Diamond, which were filed in June and July 1996 and June 1997 in the California Superior Court for Santa Clara County and the U.S. District Court for the Northern District of

California. The plaintiffs alleged that Diamond and the other defendants made various material misrepresentations and omissions during the class period. The parties have tentatively agreed to settle this matter, subject to final documentation and court approval, for a payment of $15.0 million. SONICblue funded $4.5 million of the settlement on November 1, 2000. SONICblue previously accrued this amount in connection with the merger with Diamond. SONICblue believes that Diamond's insurance covers the remaining $10.5 million of the settlement; Diamond's insurers have funded that amount into the settlement, although one of these insurers has served a notice of arbitration disputing its obligation to pay $3 million of the $10.5 million. SONICblue intends to defend the arbitration vigorously.

      C3 Sales, Inc. filed suit against SONICblue on October 6, 1999 in the Harris County (Houston), Texas District Court. The petition sought a judicial declaration that a Sales Representative Agreement entered into between C3 and SONICblue on May 19, 1999 was a valid contract that governed the relationship between the two parties. In December 1999, SONICblue filed a summary judgment motion seeking judgment against C3 on the grounds that no issues of material fact remain to be determined regarding the declaratory judgment sought by C3. C3 responded by filing an amended petition alleging that the Sales Representative Agreement applied to Diamond products, and that certain commissions due under the agreement were not paid. The parties settled this matter in October 2001.

      On October 31, 2001, a group of entertainment companies including, among others, Paramount Pictures Corporation, Disney Enterprise, Inc. and the three major television networks filed a lawsuit against SONICblue Incorporated and ReplayTV, Inc. in the U.S. District Court in Los Angeles, California. The lawsuit alleges that the Company's planned manufacture and sale of the ReplayTV 4000, which will allow users to skip commercials and to use the Internet to send recorded material to other ReplayTV 4000 users, will constitute contributory and vicarious copyright infringement, among other claims. The lawsuit also alleges that the Company's Go-Video VCRs featuring the commercial skipping technology similarly violate the copyright laws. The plaintiffs in the lawsuit are seeking an injunction prohibiting the Company from including these features in its video products. SONICblue intends to defend this action vigorously.

      On June 19, 2000, an individual, Valentin Pepelea, filed a lawsuit against ReplayTV, Inc. in Santa Clara County Superior Court alleging that ReplayTV and its founders misappropriated trade secrets allegedly disclosed by Mr. Pepelea in discussions with the founders in the spring of 1997, and that he had been promised a founder's share in ReplayTV. On January 17, 2001, Mr. Pepelea amended his complaint to seek licensing royalties as a remedy. The parties are engaged in discovery and have agreed to submit their dispute to non-binding arbitration. The Company intends to defend vigorously against this action.

      The Amended and Restated Investment Agreement, dated as of August 28,
2000 between SONICblue, VIA and JV provides that, under certain circumstances, SONICblue is required to pay VIA significant liquidated damages if a court enjoins JV from utilizing SONICblue's patent cross-license with Intel or if SONICblue enters into a settlement agreement with Intel such that JV can no longer operate under the patent cross-license. In September 2001, Intel Corporation ("Intel") filed a patent infringement lawsuit against JV and SONICblue's joint venture partner, VIA. Although SONICblue is not a party to the lawsuit, under certain circumstances SONICblue could be required to pay VIA significant liquidated damages if the JV is enjoined from utilizing SONICblue's patent cross license with Intel.

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

10.   New Accounting Pronouncements

      In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 141, "Business Combination" ("FAS 141") and Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets" ("FAS 142"). FAS 141 eliminates the pooling-of-interests method of accounting for business combinations except for qualifying business combinations that were initiated prior to June 1, 2001. FAS 141 further clarifies the criteria to recognize intangible assets separately from goodwill. The requirements of FAS 141 are effective for any business combination accounted for by the purchase method that is completed after June 30, 2001. Under FAS 142, goodwill and indefinite-lived intangible assets are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. We will adopt FAS142 on January 1, 2002. We are currently evaluating the impact of this statement, but have not yet quantified the impact on our operations. During 2002, we will perform the first of the required impairment tests of goodwill as of January 1, 2002, and we have not yet determined what the effect of these tests will be on our earnings and financial position. Any impairment resulting from our initial application of the statement will be recorded as a cumulative effect accounting change as of January 1, 2002.

11.   Restructuring Expense and Impairment Charge

      In April 2001, the Company adopted a restructuring plan relating to the change in its business strategy to address changes in the market due to technology changes, customer demands, and methods of distribution to reflect its long term strategy and focus. Specific actions taken included reducing the Company's workforce worldwide by approximately 100 employees in April 2001, consolidating facilities, discontinuing unprofitable products and closing offices in unprofitable locations. Restructuring expenses of $122 million in the second quarter of 2001 related to the restructuring plan primarily included the write-off of goodwill and other intangibles ($109 million), facilities closure expenses ($9 million) and personnel severance compensation and related expenses ($3 million). As part of the restructuring, the Company also wrote off $60 million of inventory, through cost of sales.

      Due to the circumstances created by the significant downturns in the digital media markets, the Company recorded an impairment charge against the goodwill associated with its acquisitions of Diamond Multimedia, RioPort, and empeg. These downturns have negatively impacted the forecasted revenues and cash flows from the Diamond and empeg businesses acquired in 1999 and 2000. In accordance with the Company's policy, undiscounted cash flows indicated that the assets were impaired. The Company calculated the impairment charge by comparing the expected discounted future cash flows to the carrying amount of the related intangible assets. This resulted in a $109 million write-down of goodwill and other intangibles for the quarter ended June 30, 2001.

      In the third quarter of 2001, the Company continued the restructuring efforts described above. Specific actions taken included a further reduction of the Company's workforce by approximately 100 employees, consolidating facilities and canceling certain contracts. Restructuring expenses of $7 million in the third quarter of 2001 related to the restructuring plan included personnel severance compensation and related expenses ($2 million), contract termination costs ($4 million) and facilities related expenses ($1 million).

      The related accrued restructuring charges activity was as follows (in thousands):

                                                    Accrued                                           Accrued
                                                    Restructuring                                     Restructuring
                                                    Charges at     Restructurig  Cash      Non-cash   Charges at
                                                    12/31/00       Charges       Payments  Charges    9/30/01
                                                    --------------------------------------------------------
Severance compensation and related expenses         1,240            4,741       (2,913)               3,068
Goodwill & Intangibles                                 --          109,067                 (109,067)      --
Redundant facilities related costs                     --           10,052         (110)     (4,349)   5,593
Contract and other costs                              812            5,598         (949)               5,461
                                                    ----------------------                            ------
                                                    2,052          129,458                            14,122

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

      When used in this discussion, the words "expects," "anticipates," "believes," "estimates" and similar expressions are intended to identify forward-looking statements. These statements, which include statements as to the Company's intention to continue to supply and support its OEM customers, channel partners and end-users for existing Diamond-Multimedia branded PC graphics add-in cards, the timing of availability and functionality of products under development, product mix, the percentage of net sales represented by any particular new or current product, trends in average selling prices, the percentage of export sales and sales to strategic customers, trends and expected improvements in gross margins, the availability and cost of products from the Company's suppliers, the Company's intention to focus on core technology and products, including higher volume and margin products, expectations regarding improvement in supply chain management, expectations regarding expenses, including research and development expenses and selling, general and administrative expenses, expectations regarding working capital, capital expenditures, capital requirements and adequacy of capital resources expectations regarding operating cash flow and profitability, debt financing alternatives, and the strategy of monetization of the UMC shares, are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, those risks discussed below, as well as risks relating to SONICblue's ability to develop and timely introduce and ship in volume products that address market demands, manufacturing difficulties, the cost and availability of component products, decreases in average selling prices, timing and volume of shipments of new products, SONICblue's ability to work with strategic partners and OEMs, the ability of the Company to obtain and retain customers, the impact of alternative technological advances and competitive products, the value of the Company's shares of UMC common stock and declines in the semiconductor industry, market fluctuations, developments in and expenses relating to litigation, SONICblue's ability to complete business transactions and integrate acquired businesses in a timely manner, the costs of integrating acquired businesses and technologies, and the matters discussed in "Factors that May Affect Our Results." These forward-looking statements speak only as of the date hereof. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any statement is based.

OVERVIEW

      SONICblue Incorporated ("SONICblue" or the "Company"), previously known as S3 Incorporated, designs, develops and markets products for the digital media, entertainment, consumer electronics, Internet appliance and home networking markets. The Company's products include Rio(R) digital audio players; ProGearTM Information Appliances; ReplayTV(R) personal television technology and software solutions; Go-Video(R) Dual-DeckTM VCRs and integrated DVD+VCRs and California Audio Labs high-end home entertainment theater components. Prior to the transfer in January 2001 of its graphics chips business to a joint venture between VIA Technologies, Inc. ("VIA") and a wholly owned subsidiary of the Company, the Company was a leading supplier of graphics and multimedia accelerator subsystems for PCs for over ten years.


      In September 1999, SONICblue made a significant strategic shift by merging with Diamond Multimedia Systems, Inc. ("Diamond"), an established PC original equipment manufacturer or OEM and retail provider of communications and home networking solutions, PC graphics and audio add-in boards and digital audio players. The transaction was accounted for as a purchase and, accordingly, the results of operations of Diamond and the estimated fair value of assets acquired and liabilities assumed are included in the Company's consolidated financial statements as of September 24, 1999, the effective date of the purchase.

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

      In November 2000, SONICblue acquired U.K. digital audio equipment manufacturer Empeg Limited, known as empeg, for $1.9 million. This acquisition was accounted for as a purchase. One of the first companies to design and bring to market digital audio players for automobiles, empeg has become a part of SONICblue's Rio division.

      In January 2001, SONICblue completed the transfer of its graphics chips net assets, other than its shares of common stock of S3-VIA, to S3 Graphics Co., Ltd., a joint venture between VIA and a wholly owned subsidiary of SONICblue. The joint venture will manufacture and distribute semiconductor products and conduct related research and development activities. Pursuant to the joint venture agreement with VIA, SONICblue received 13 million shares of SONICblue common stock in return for a reduction of its economic interest in the future operations of the joint venture to 0.1%. Upon the occurrence of events specified in the investment agreement between SONICblue and VIA, SONICblue must pay specified liquidated damages, subject to a maximum damages cap. Under the joint venture agreement, SONICblue will also receive earn-out payments if the new venture meets specified profitability goals.

      In March 2001, SONICblue completed the sale to ATI Technologies, Inc. of its professional graphics division, based in Starnberg, Germany, which produced the Fire GL line of graphics accelerators. Under the terms of an Asset Purchase Agreement, SONICblue received $2.7 million in cash and is eligible to receive further financial consideration, contingent upon the Fire GL graphics business, as operated by ATI, achieving future performance targets.

      On June 27, 2001, SONICblue completed the acquisition of Sensory Science Corporation, a developer of consumer electronics products, including dual deck video cassette player/recorders and DVD players. The acquisition was accounted for as a purchase. At closing, SONICblue issued approximately 1.3 million shares of SONICblue common stock to Sensory Science stockholders in exchange for the common stock of Sensory Science outstanding on June 27, 2001, and Sensory Science became a wholly owned subsidiary of SONICblue. In connection with the acquisition of Sensory Science, SONICblue had made loans to Sensory Science in the amount of $9.8 million as of June 27, 2001, which became part of the purchase price.

      On August 1, 2001, SONICblue completed the acquisition of ReplayTV, Inc., a developer of personal television technology. The acquisition was accounted for as a purchase. At closing, SONICblue issued 10.4 million shares of common stock and an aggregate of 5.1 million options and warrants to purchase shares of SONICblue common stock in exchange for all of ReplayTV's outstanding equity, and ReplayTV became a wholly owned subsidiary of SONICblue. In connection with the acquisition of ReplayTV, SONICblue had made loans to ReplayTV in the amount of $20.0 million at August 1, 2001, which became part of the purchase price.

RESULTS OF OPERATIONS

The following table sets forth certain financial data for the periods indicated as a percentage of net sales:

                                                     THREE MONTHS ENDED       NINE MONTHS ENDED
                                                        SEPTEMBER 30,           SEPTEMBER 30,
                                                     --------------------    ------------------
                                                      2001        2000        2001        2000
                                                     ------       -----      ------       -----
Net sales                                             100.0%      100.0%      100.0%      100.0%
Cost of sales                                          85.0       114.5       156.7       100.4
                                                     ------       -----      ------       -----
Gross profit (loss)                                    15.0       (14.5)      (56.7)       (0.4)

Operating expenses:
    Research and development                           12.1        15.5        17.7        14.6
    Selling, marketing and administrative              35.1        22.2        58.3        20.1
    In-process research and development                 7.7          --         3.8          --
    Restructuring expense and impairment charge        13.2         6.4        96.5         2.1
    Non-cash deferred compensation                      0.6          --         0.2          --
    Amortization of goodwill and intangibles            9.3         8.4        20.4         7.6
                                                     ------       -----      ------       -----
        Total operating expenses                       78.0        52.5       196.9        44.4
Loss from operations                                  (63.0)      (67.0)     (253.6)      (44.8)

Gain on sale of manufacturing joint venture              --          --          --         3.4
Gain (loss) on UMC investment                         (32.3)       (4.6)     (406.7)      199.7
Gain (loss) on other investments                       (5.7)         --       (18.3)        1.3
Equity (loss) of investees                               --        (2.1)       (0.1)       (2.1)
Other income (expense), net                             0.1        (2.3)       (5.3)       (0.6)
                                                     ------       -----      ------       -----
Income (loss) before income taxes                    (100.9)      (76.0)     (684.0)      156.9
Income tax expense (benefit)                             --       (22.0)     (159.6)       70.0
                                                     ------       -----      ------       -----
Net income (loss)                                    (100.9)%     (54.0)%    (524.4)%      86.9%
                                                     ======       =====      ======       =====

Net Sales

      The Company's products are used in, and its business is dependent upon, the converging Internet, digital media, entertainment and consumer electronics markets. Sales of the Company's products are primarily in the United States with some sales in Asia and Europe. Net sales were $54.8 million for the three months ended September 30, 2001, a decrease of 60.9% from $140.0 million for the three months ended September 30, 2000. Net sales were $134.2 million for the nine months ended September 30, 2001, a decrease of 69.3% from $437.5 million for the nine months ended September 30, 2000. Net sales decreased from 2000 to 2001 due to the exclusion of revenues from the multimedia board business which was shut down in the third quarter of fiscal 2000, the exclusion of revenues from the graphics chips business which was transferred to a joint venture with VIA in January 2001 and the exclusion of revenues from the professional graphics division which was sold to ATI Technologies in March 2001. This was partially offset by the inclusion of 2001 sales from the Company's recent acquisitions of Sensory Science and, to a lesser extent, ReplayTV. Net sales for the three and nine months ended September 30, 2001 consisted primarily of the Company's Diamond brand modem, PDA and communications products, Rio digital audio players, Sensory Science video products and net sales from the Company's S3-VIA joint venture. Net sales for the three and nine months ended September 30, 2000 were generated from the sale of the Company's graphics and multimedia accelerators, connectivity products for the home and products for acquiring, managing and experiencing music and spoken audio programming from the Internet.

      The Company expects that the percentage of its net sales represented by any one product or type of product may change significantly from period to period as new products are introduced and existing products reach the end of their life cycles. Due to competitive price pressures, the Company's products experience declining average selling prices over time, which at times can be substantial.

      International sales accounted for 10% and 50% of net sales for the three months ended September 30, 2001 and 2000, respectively, excluding the net sales of S3-VIA, Inc. International sales accounted for 50% and 53% of net sales for the nine months ended September 30, 2001 and 2000, respectively, excluding the net sales of S3-VIA, Inc. Approximately 3% and 47% of international sales for the three months ended September 30, 2001 and 2000, respectively, were to affiliates of United States customers, excluding the net sales of S3-VIA, Inc. Approximately 18% and 34% of international sales for the nine months ended September 30, 2001 and 2000, respectively, were to affiliates of United States customers, excluding the net sales of S3-VIA, Inc. The Company expects that export sales will continue to represent a significant portion of net sales, although there can be no assurances that export sales as a percentage of net sales will remain at current levels. All sales transactions are denominated in U.S. dollars.

      Two customers accounted for 16% and 10% of net sales in the three months ended September 30, 2001, excluding the net sales of S3-VIA, Inc. One customer accounted for 23% of net sales for the three months ended September 30, 2000. Two customers accounted for 10% and 11% of net sales for the nine months ended September 30, 2001, excluding the net sales of S3-VIA, Inc. One customer accounted for 20% of net sales for the nine months ended September 30, 2000. The Company expects a significant portion of its future sales to remain concentrated within a limited number of strategic customers. Sales to any particular customer may fluctuate significantly from quarter to quarter.

Gross Margin

      The Company had a positive gross margin of 15.0% for the three months ended September 30, 2001, as compared with a negative gross margin of 14.5% for the three months ended September 30, 2000. The Company had a negative gross margin of 56.7% for the nine months ended September 30, 2001, as compared with a negative gross margin of 0.4% for the nine months ended September 30, 2000. The increase in margin for the three months ended September 30, 2001 was primarily the result of adding the Sensory Science and ReplayTV product lines and supply chain management efficiencies. The decrease in margin for the nine months ended September 30, 2001 was primarily the result of costs associated with the exit of the graphics board and chip businesses as well as production cancellation costs and write-downs of tooling and obsolete inventory associated with the Company's restructuring activities in the second quarter of 2001. The Company expects additional modest gross margin improvements in the upcoming quarter due to continuing efforts to improve supply chain management and its focus on higher volume and margin products.

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

Research and Development Expenses

      The Company has made and intends to continue to make significant investments in research and development to remain competitive by developing new and enhanced products. Research and development expenses were $6.6 million for the three months ended September 30, 2001, a decrease of $15.1 million from $21.7 million for the three months ended September 30, 2000. Research and development expenses were $23.7 million for the nine months ended September 30, 2001, a decrease of $40.0 million from $63.7 million for the nine months ended September 30, 2000. This decrease was primarily due to a reduction in headcount and related personnel costs resulting from the shutdown of the Company's multimedia board business and the transfer of its graphics chips business. The Company intends to continue to focus on core technology and products while concentrating on efforts to reduce overhead, headcount and related costs.

Selling, Marketing and Administrative Expenses

      Selling, marketing and administrative expenses consist primarily of salaries, related benefits, selling costs and fees for professional services, such as legal and accounting services. Selling, marketing and administrative expenses were $19.2 million for the three months ended September 30, 2001, a decrease of $11.8 million from $31.0 million for the three months ended September 30, 2000. Selling, marketing and administrative expenses were $78.2 million for the nine months ended September 30, 2001, a decrease of $9.9 million from $88.1 million for the nine months ended September 30, 2000. Selling, marketing and administrative expenses decreased from the same period in the prior year primarily due to a reduction in headcount and related personnel costs resulting from the shutdown of the Company's multimedia board business and the transfer of its graphics chips business and restructuring activities in 2001. Management expects a further reduction of these costs during the upcoming quarter, due to further cost containment and as the benefits of the 2001 restructuring activities are fully realized. As a percentage of revenue, selling, marketing and administrative expenses increased from 20.1% in 2000 to 58.3% in 2001.

Amortization of Goodwill and Intangibles

      Amortization of goodwill and intangibles decreased from $11.8 million for the three months ended September 30, 2000 to $5.1 million for the three months ended September 30, 2001. Amortization of goodwill and intangibles decreased from $33.4 million for the nine months ended September 30, 2000 to $27.4 million for the nine months ended September 30, 2001. During the second quarter of 2001 the Company wrote off approximately $109.1 million of goodwill and other intangibles, primarily related to the goodwill recorded at the time of the acquisition of Diamond Multimedia Systems, Inc.

Gain on Sale of Manufacturing Joint Venture

      On December 31, 1997, the Company entered into an agreement with UMC, to sell to UMC 80 million shares of stock of United Semiconductor Corporation, or USC, for a price of 2.4 billion New Taiwan Dollars. The Company received the sales price (approximately $68.0 million) in January 1998 upon closing. The gain on the sale of stock in USC recorded in 1998 was $26.6 million.

      In June 1999, the Company amended its agreement with UMC. Under the terms of the amended agreement, UMC agreed to pay the Company, subject to certain conditions, 1.4 billion New Taiwan Dollars (totaling approximately $37.2 million in cash over the period that the cash was received) and the Company agreed to release UMC from contingencies associated with the sale of 80 million shares of stock of USC in January 1998 (described in the preceding paragraph) and to grant a license to UMC for 29 patents covering multimedia products and integrated circuit manufacturing technology for use in products manufactured by UMC. The Company recognized the gain on this transaction over five fiscal quarters beginning in the quarter ended June 30, 1999, as payments were received. For the nine months ended September 30, 2000, the gain recognized on the sale of the stock in USC was $14.7 million. No gain was recognized in the nine months period ended September 30, 2001 as payments have ceased under the agreement.

Gain (Loss) on UMC Investment

      In 1995, SONICblue entered into a joint foundry venture with United Microelectronics Corporation, or UMC, to build United Semiconductor Corporation, or USC, a semiconductor manufacturing facility in Taiwan, R.O.C. In January 2000, USC merged with UMC and, as a result of the merger, SONICblue received 252 million UMC shares in exchange for 252 million USC shares. The Company also received stock dividends of approximately 50 and 32 million shares of UMC stock, in April 2000 and August 2001, respectively. The Company sold 15 million shares of UMC stock in 2000 and 136 million shares in the first nine months of 2001 on the Taiwan Stock Exchange. Under the terms of the USC merger with UMC, a portion of the original number of UMC shares received by SONICblue are subject to restrictions on their sale that lapse over a three-year period from the date of the merger. At September 30, 2001, approximately 76 million shares were subject to restrictions that will lapse in one year or more and are recorded at adjusted cost as a long-term investment. The unrestricted shares and shares where the restrictions will lapse in one year or less are recorded as a current asset and are marked to market value through other comprehensive income as required by SFAS 115.

       At December 31, 2000, the market value of the investment in UMC had declined to an amount significantly below its original cost basis. It was determined at that point that this decline was related to the downturn in the semiconductor industry as a whole and was temporary in nature due to the historically cyclical nature of the industry. During the first and second quarters of 2001, the Company concluded that the downturn in the semiconductor industry and the economy in general appeared to be more severe than previously anticipated and that there was a great deal of uncertainty regarding when the semiconductor industry would recover from this down cycle. Because SONICblue concluded that the decline in value of UMC was other than temporary, it reported an unrealized loss on the UMC investment of $468 million for the six months ended June 30, 2001 based on the market value at June 20, 2001. At September 30, 2001, the market value of the investment in UMC had declined to an amount significantly below its adjusted cost basis. Due to the recent unsettled world events and related market volatility, the Company determined that this decline was temporary in nature and no further impairment was recorded during the third quarter of 2001. For the nine months ended September 30, 2001, the Company realized a loss of $78 million related to its sale of 136 million UMC shares.

      As of September 30, 2001, SONICblue's 183 million UMC shares were worth approximately $143 million, based on the closing price of UMC shares on the Taiwan Stock Exchange and the prevailing U.S. dollar to New Taiwan Dollar exchange rate on that date. The Company's available-for-sale portion of the investment will be marked to market through other comprehensive income as required by SFAS 115 for changes in market value subsequent to September 30, 2001 unless a further decline in market value is considered to be other than temporary. If the existing decline, or any further decline, is considered to be other than temporary, the decrease in value of both the available-for-sale and long term portions of the Company's UMC investment will be recorded as an expense in the statement of operations.

Gain (Loss) on Other Investments

      In the three months ended September 30, 2001 the Company recognized a loss of $3.1 million primarily related to the write-down of certain equity investments, and in the three months ended September 30, 2000 the Company recognized no such losses. In the nine months ended September 30, 2001 the Company recognized a loss of $24.6 million primarily related to the write-down of certain other equity investments. During the nine months ended September 30, 2000 the Company recognized a gain of $5.9 million related to these investments. The downturn in the economy, particularly in the high technology sector, contributed to the decline in the market value of these securities. The remaining value of these cost based equity investments totaled $17.3 million as of September 30, 2001.

Equity Loss of Investees

      Investments in entities in which the Company does not have control, but has the ability to exercise significant influence over operating and financial policies, are accounted for by the equity method. For the three months ended September 30, 2001, the Company reported no losses from these entities, and for the three months ended September 30, 2000, losses were $3.0 million. For the nine months ended September 30, 2001, the Company's share of losses in these entities was $0.1 million, and for the nine months ended September 30, 2000, the losses were $9.4 million. The losses were principally due to the Company's share of losses from RioPort, Inc. As a result of the Company recording such losses, its remaining net basis in RioPort is zero and the Company has discontinued recording any further share of RioPort's losses.

Other Income (Expense), Net

      Other income was $0.1 million for the three months ended September 30, 2001, compared to other expense of $(3.2) million for the three months ended September 30, 2000. Other expense was $(7.2) million for the nine months ended September 30, 2001, compared with other expense of $(2.5) million for the nine months ended September 30, 2000. The increase in other expense for the nine months ended September 30, 2001 was due primarily to interest expense and bank fees associated with lines of credit and increased borrowings. For the three months ended September 30, 2001, such expenses were offset by proceeds received from ATI upon reaching certain milestones associated with the sale of the Company's professional graphics division.

Income Taxes

      The Company's effective tax rate for the three months ended September 30, 2001 and 2000 was 0.0% and 28.9%, respectively. The Company's effective tax rate for the nine months ended September 30, 2001 and 2000 was 23.3% and 41.6%, respectively. The effective tax rate reflects expected tax payments on the adjusted taxable income at the federal, state and international statutory rates. Due to uncertainty associated with the Company's prospective ability to realize the benefits of its tax assets, the Company has fully reserved the value of its deferred tax assets and does not expect to record any tax benefit associated with any further operating losses during the upcoming year.

LIQUIDITY AND CAPITAL RESOURCES

      Cash used for operating activities was $116.8 million for the nine months ended September 30, 2001 and consisted primarily of the Company's net loss of $703.6 million, which included a non-operating loss on its UMC investment of $545.7 million, a deferred income tax benefit of $214.2 million and charges related to the impairment of goodwill and intangibles of $109.1 million. Cash used for operating activities for the nine months ended September 30, 2000 was $247.9 million. The Company's net income of $380.3 million for the nine months ended September 30, 2000 included a non-cash gain on its UMC investment of $873.7 million, deferred tax expense of $221.9 million and the sale of its manufacturing joint venture of $14.7 million. The decrease in cash used for operating activities in 2001 was primarily the result of favorable changes in working capital.

      Investing activities provided cash of $143.3 million for the nine months ended September 30, 2001 and consisted primarily of $178.9 million received from sales and maturities of short-term investments including cash received from the sale of 136 million UMC shares on the Taiwan Stock Exchange, offset by funding provided to ReplayTV and Sensory Science, in connection with SONICblue's acquisition of those companies. Investing activities used cash of $69.5 million for the nine months ended September 30, 2000 and consisted primarily of the sale of short-term investments, net, and investments made in a number of privately held companies with which the Company has business relationships and other technology resulting from strategic investments.

      Financing activities used cash of $50.0 million for the nine months ended September 30, 2001 and consisted of repayments of notes payable partially offset by sales of common stock. Financing activities provided cash of $159.9 million for the nine months ended September 30, 2000. Sales of common stock, including $145.5 million received from the sale of stock to VIA, was the financing activity generating cash during the nine months ended September 30, 2000 which was offset partially by repayments of notes payable.

      The Company had a working capital deficit of $78.2 million at September 30, 2001 and positive working capital of $161.5 million at December 31, 2000. The decrease in working capital is primarily attributable to the significant degradation in the value of the Company's available-for-sale UMC holdings, combined with continued operating losses and the Company's investments in Sensory Science and ReplayTV. The Company has funded its 2001 operating losses and investment activities primarily through the sale of a portion of its holdings in UMC.

      Despite the working capital deficit, the Company believes it has sufficient liquidity to fund operations for the upcoming year. In this regard, the Company implemented significant restructuring activities during 2001 to materially reduce its short term operating cash burn and to position itself to achieve profitability and positive operating cash flow during 2002. Additional Company actions underway include (a) efforts to obtain additional debt financing, (b) discussions with certain trade creditors to extend payment terms,
(c) increased emphasis on working capital management, and (d) the exploration of financial instruments that would allow the Company to monetize its long term UMC holdings. Furthermore, a significant portion of the working capital deficit relates to liabilities that are not expected to require cash outflows during the upcoming year, such as deferred tax liabilities and deferred revenue.

      During the fourth quarter of 2001, the Company paid off its remaining loan balance with China Trust of $19.4 million. The Company also expects to sell the UMC shares which collateralized this loan in addition to its remaining unrestricted UMC holdings, aggregating approximately 40 million shares, in a derivative transaction. This transaction is expected to provide the Company funds from the sale of the shares while allowing the Company to participate in future increases in the value of UMC shares, if any.

      The Company also continues to explore alternative debt financing. The Company is currently evaluating various alternatives to replace the asset-backed line of credit held by its subsidiary, Sensory Science. This line is restricted to Sensory Science and expires in the first quarter of 2002. Possible alternatives include entering into an asset-backed line of credit for the overall Company or replacing or extending the Sensory Science line of credit. The Company has also evaluated various convertible debt instruments. While the Company has currently chosen to forgo such borrowing, due to its dilutive effect to existing stockholders at the Company's current stock price, it may prospectively choose to enter into such financing arrangements. The terms of any debt issued could impose restrictions on the Company's operations.

      If the Company is unable to raise sufficient funds for short or long term capital needs through these or other sources, it may not be able to fund product development and expansion, take advantage of future opportunities, meet its existing debt obligations or respond to competitive pressures or unanticipated events or needs. The Company may also be required to consider curtailing its operations significantly or to seek arrangements with strategic partners or other parties that may require the Company to relinquish significant rights to products, technologies or markets.

      The Company is currently a party to certain legal proceedings. Litigation could result in substantial expense to the Company. See "Part II- OTHER INFORMATION - Item 1. Legal Proceedings."

FACTORS THAT MAY AFFECT OUR RESULTS

SONICblue has recently changed the focus of its business and may be unsuccessful or experience difficulties in implementing this change. If this occurs, SONICblue may not be able to achieve operating profitability.

      In January 2001, SONICblue completed the transfer of its graphics chips business to S3 Graphics Co., Ltd., a joint venture between VIA Technologies, Inc. and a wholly owned subsidiary of SONICblue. While SONICblue continues to own an interest in another joint venture which produces graphics chips, SONICblue is realigning its resources to focus on its digital media, consumer electronics, Internet appliance and home networking businesses. To that end, SONICblue recently completed acquisitions of Sensory Science Corporation and ReplayTV, Inc., both of which are in the consumer electronics and digital media industries. SONICblue has a limited operating history with its digital media, consumer electronics, Internet appliance and home networking businesses, and its shift in focus may prove to be unsuccessful. In addition, the industry is new and continually evolving. SONICblue's digital media, consumer electronics, Internet appliance and home networking businesses compete with larger, more established competitors, and SONICblue may be unable to achieve market success. SONICblue's profitability depends on its ability to successfully implement its new business strategy.

SONICblue experienced net operating losses in the past and may experience net operating losses again in the future.

      SONICblue had a net loss of $703.6 million for the nine months ended September 30, 2001, primarily resulting from the recognition of a loss of $545.7 million related to the decline in value of its UMC shares. SONICblue had net income of $312.8 million for the year ended December 31, 2000, primarily from recognizing a gain of $869.4 million on the UMC shares but not as a result of income from operations. SONICblue had a net loss of $30.8 million for 1999, and SONICblue's sales during that time consisted of primarily older generation and lower price products that were sold into markets with significant price competition. With the completion of the transfer of SONICblue's graphics chips business, SONICblue's ability to achieve operating profitability depends primarily on its success in refocusing its business resources and in executing its business plan for its refocused business. In addition, SONICblue must achieve positive gross margins at a level sufficient to offset its operating expenses. SONICblue experienced negative gross margins in 2000 and in the first six months of 2001 and could continue to experience negative gross margins. Price competition and declining prices for consumer goods in the first six months of 2001 contributed to the negative gross margins. SONICblue cannot assure you that it will be able to maintain the positive gross margins it achieved in the three months ended September 30, 2001, nor can SONICblue assure you that it will be able to achieve operating profitability. If SONICblue is unable to achieve operating profitability or incurs future losses and negative cash flow, its stock price would likely decline.

SONICblue develops audio products for a new market, which may not develop if consumers do not accept digital audio as their preferred method of listening to music. Similarly, the market for ReplayTV digital video recorders may not develop if consumers do not accept personal television.

      The market for digital audio products is new and evolving. SONICblue's digital audio products play music that consumers download from the Internet or CDs. The success of SONICblue's digital audio products depends in part on consumers using the Internet, rather than using solely traditional sources, such as record stores where they buy CDs or cassette tapes, as a source of music. If consumers do not access music on the Internet, or from their CDs, and download it for use on SONICblue's digital audio products, a market for SONICblue's digital audio products may not develop or may be limited. ReplayTV digital video recorders are part of a new and largely untested market for personal television. If television viewers do not accept and demand ReplayTV products and services, the market for ReplayTV products will be limited.

A reduction in the availability or ease of downloading music from the Internet will hurt the sales of SONICblue's products.

      SONICblue's digital audio products play music downloaded from the Internet and CDs. Currently, litigation is pending that could decrease the availability of downloadable music available on the Internet. The five major record companies have sued Napster.com, an Internet service that allows its users to swap songs. The lawsuits maintain that the swapping of music between different users free of charge is a violation of the copyright laws in the United States. If the record companies prevail in the litigation, and Napster or companies offering similar services are forced to limit the selection of music available for download or are forced to go out of business, there would be a reduction in the amount of music available to consumers on the Internet. In March 2001, the court issued an injunction that ordered Napster to prevent users from trading copyrighted songs on its web site. Napster suspended its file transfer services in July 2001, and while Napster reached a preliminary settlement with the National Music Publishers Association, litigation continues with respect to copyright infringement claims. Napster has announced plans to launch a subscription-based service for digital music. Members of the music and film industries have filed lawsuits against other web sites that offer file transfer services similar to those previously offered by Napster.

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

SONICblue historically has had significant product concentration and currently depends on the health of the consumer electronics market. This means that a decline in demand for a single product, or in the consumer electronics market in general, could severely impact SONICblue's overall revenues and financial results.

      SONICblue's revenues have historically been dependent on the markets for graphics/video chips for PCs and on its ability to compete in those markets. With the completion of the transfer of the graphics chips assets to a joint venture between VIA and a wholly owned subsidiary of SONICblue, SONICblue's remaining businesses continue to have significant product concentration. SONICblue is dependent on the markets for digital audio players, digital and analog video products, modems, and other consumer electronics products. SONICblue's business would be materially harmed if it were unsuccessful in selling digital audio players, including its Rio players, or its Go Video VCRs and DVD players. For the six months ended June 30, 2001, Rio players and products accounted for a substantial portion of SONICblue's net sales, excluding net sales from S3-VIA, Inc. With the recent acquisitions of Sensory Science and ReplayTV, for the three months ended September 30, 2001, Rio players and products and Sensory Science's Go Video dual-deck VCRs and integrated DVD/VCR products accounted for a substantial portion of SONICblue's net sales, excluding net sales from S3-VIA, Inc. A decline in demand or average selling prices for digital audio players or digital and analog video products would have a material adverse effect on SONICblue's sales and operating results.

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

Because the price of the UMC shares has declined since SONICblue recorded their carrying value, SONICblue may need to report a loss in other income and expense if it determines that the decline in the value of UMC is not temporary. SONICblue's ability to sell its UMC shares is subject to lockup and pledge restrictions.

      As of September 30, 2001, SONICblue's 183 million UMC shares held as of that date were worth approximately $143 million, based on the closing price of UMC shares on the Taiwan Stock Exchange on that date and the U.S. dollar to New Taiwan Dollar exchange rate prevailing on that date. The carrying value of such shares on SONICblue's consolidated balance sheet was $171 million. If the value of such holdings does not increase, SONICblue may be required to record a loss in other income related to these shares in future periods. Future fluctuations in the value of SONICblue's portfolio investments, including the UMC shares, could negatively impact SONICblue's financial condition.

      In addition, due to Taiwan governmental restrictions, 50% of the initial UMC shares, or 126 million shares, are subject to lockup restrictions, which are being released over a three-year period ending in January 2003. As a result, SONICblue's ability to sell its UMC shares is limited.

The information appliance market is new and evolving, and SONICblue's information appliance business may not succeed in developing and bringing to market information appliances for the home and vertical markets.

      SONICblue is engaged in the development of information appliances. The market for information appliances is new and may not develop as SONICblue anticipates, if at all. The potential size of this market opportunity and the timing of its development are uncertain. Broad acceptance of information appliances will depend on many factors, including the willingness of large numbers of consumers to use devices other than PCs to access the Internet, and the development of content and applications that are accessible from information appliances.

      A number of companies who have attempted to develop and enter the information appliance market have not succeeded in bringing products to market or have discontinued them or scaled back their information appliance divisions. SONICblue's information appliance product, ProGear, has been released in limited quantities but has not yet been produced or deployed in volume. If SONICblue is unable to obtain manufacturing capacity and develop efficiencies to successfully produce ProGear in volume, it will be unable to supply information appliances in the vertical markets. If the market for information appliances does not develop or develops more slowly than SONICblue anticipates, or if SONICblue fails to meet the demand of that market or otherwise fails to achieve market penetration or price stability for its information appliance products, its information appliance business will continue to experience losses that will harm SONICblue's operating results.

Sales of digital media and connectivity products depend upon the widespread availability and adoption of broadband Internet access.

      SONICblue's digital audio players and ProGear information appliance as well as the recently announced ReplayTV 4000 digital video recorder rely or will rely on high-speed access to the Internet to provide compelling content or, in the case of the ReplayTV 4000, to access television programming information and send recorded programs to friends. Since SONICblue does not have control over the reliability, availability and quality of broadband access and related services, it cannot guarantee that broadband access will be available to all consumers who wish to use information appliances. Factors that may impede market acceptance of broadband services and products that rely on high-speed Internet access include:

      - limited geographical service areas and lack of availability of cost-effective, high-speed service;

      -   inconsistent quality and reliability of broadband service;

      -   lack of interoperability among multiple vendors' network equipment;

      -   congestion in service providers' networks; and

      -   inability to meet demands for increasing bandwidth.

      These factors will likely affect SONICblue's ability to develop a market for and obtain market acceptance of its products, particularly its information appliances. SONICblue has invested, and is continuing to invest, substantial resources to develop its ProGear information appliance and ReplayTV 4000 products. SONICblue would be unlikely to generate significant revenues from sales of its information appliances or ReplayTV 4000, and will have expended significant resources on products for which it is generating limited or no revenues, if broadband access is not available and adopted on a widespread basis.

SONICblue's business is dependent on the Internet and the development of the Internet infrastructure.

      The acceptance and sale of SONICblue's products could decrease if the infrastructure of the Internet does not continue to be developed and maintained. For example, if consumers do not have the necessary speed and data capacity for downloading music, rendering the Internet too slow of a method for obtaining music, consumers may choose not to download music, which will decrease demand for SONICblue's digital audio products. In addition, SONICblue's success will depend in large part on increased use of the Internet which in turn can increase demand for high-speed communications products and the products that benefit from high-speed connections. SONICblue's success will also depend on businesses and consumers using the Internet more frequently for applications that use multimedia content and that require high bandwidth. Recent growth in Internet use has caused frequent periods of performance degradation. Any perceived degradation in the performance of the Internet as a whole could undermine the benefits of SONICblue's connectivity and digital media products, such as ProGear information appliances, Rio digital audio players and ReplayTV 4000 products. The performance of SONICblue's products depends on the speed and reliability of the Internet infrastructure itself. As a result, the emergence and growth of the market for SONICblue's products will depend on improvements being made to the entire Internet infrastructure.

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

      In addition, SONICblue may reduce or completely eliminate its holdings in S3-VIA, Inc. as part of its strategy to exit the graphics business. If SONICblue's interest in S3-VIA, Inc. falls below 50% of the voting common stock or if SONICblue no longer maintains operating control of S3-VIA, Inc. SONICblue will not consolidate S3-VIA, Inc.'s accounts in its financial statements and SONICblue revenues will be reduced.

The joint venture with VIA will require SONICblue to pay specified liquidated damages if certain events occur, and earn-out payments to SONICblue from the joint venture are subject to the joint venture meeting aggressive profitability goals.

      The Amended and Restated Investment Agreement, dated as of August 28, 2000 between SONICblue, VIA and S3 Graphics provides that under certain circumstances, SONICblue is required to pay VIA significant liquidated damages if a court enjoins S3 Graphics from utilizing SONICblue's patent cross-license with Intel or if SONICblue enters into a settlement agreement with Intel such that S3 Graphics can no longer operate under the patent cross-license. In September, 2001, Intel Corporation ("Intel") filed a patent infringement lawsuit against S3 Graphics and SONICblue's joint venture partner, VIA. Although SONICblue is not a party to the lawsuit, under certain circumstances SONICblue could be required to pay VIA significant liquidated damages if S3 Graphics is enjoined from utilizing SONICblue's patent cross license with Intel. The liquidated damages payments could harm SONICblue's financial condition or results of operations. In addition, SONICblue will receive earn-out payments only if S3 Graphics meets aggressive profitability goals specified in the joint venture agreement between the parties. There can be no assurance that S3 Graphics will be able to meet these profitability goals.

SONICblue may not be able to successfully manage the growth and expansion of its business.

      In the past two years, particularly following its merger with Diamond and with its recent acquisitions of Sensory Science and ReplayTV, SONICblue has experienced a significant expansion in the overall level of its business and the scope of its operations, including manufacturing, research and development, marketing, technical support, customer service, sales and logistics. This expansion has resulted in significant challenges, and a need for substantial investment in, infrastructure, process development and information systems, including:

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

      - SONICblue's net revenues become increasingly based on entertainment-related products, including products such as its Rio digital audio players, Sensory Science dual-deck VCRs and combination DVD/VCR units and ReplayTV digital video recorders; or

      - to the extent SONICblue expands its European sales, it may experience relatively weak demand in the third calendar quarter due to historically weak summer sales in Europe.

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

General economic conditions and political and military conditions associated with current worldwide conflicts and similar events may prevent consumers from purchasing SONICblue's products, which would harm its revenues.

      Sales of consumer electronic products have historically been dependent upon discretionary spending by consumers, which may be adversely affected by general economic conditions. The slowdown in the United States economy may cause consumers to defer decisions to purchase SONICblue's products. Some analysts have predicted a further decline in the United States economy will result from the terrorist attacks in the United States and any related conflicts or similar events worldwide. If the economy continues to decline as a result of recent economic, political and social turmoil, consumers may reduce discretionary spending and may not purchase SONICblue's products.

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

      In some markets where SONICblue is a relatively new entrant, including digital audio or Internet music players, digital video products and Internet appliances, it faces dominant competitors that include Apple (digital audio players), Compaq (Internet appliances and digital audio players), 3Com (home networking and modems), Creative Technology under the name Creative Labs (modems and digital audio players), Handspring (personal digital assistants, or PDAs, and digital audio player add-ons to PDAs), Gateway (home networking, home network digital audio players and Internet appliances), Intel (home networking and digital audio players), Microsoft (digital video recorders), Motorola (Internet appliances and handheld consumer electronics), Palm (PDAs), Panasonic (combination TV/DVD/VCR units), Samsung (digital audio players, digital audio player mobile telephones, combination DVD/VCR players and Internet appliances), Sony (consumer electronic music, digital audio players and a recently announced Internet appliance), Thompson Multimedia (digital audio players), TDK (CD MP3 players) and TiVo (digital video recorders). Some of SONICblue's products face a variety of competitive sources. For example, digital audio players compete against traditional stereos and CD players, and ProGear information appliances face competition from manufacturers of stand alone Internet appliances, wireless portable Internet appliances, PDAs, and manufacturers of PCs. In addition, the markets in which SONICblue competes are expected to become increasingly competitive as PC products support increasingly more robust multimedia functions and companies that previously supplied products providing distinct functions (for example, companies today primarily in the sound, modem, microprocessor or motherboard markets) emerge as competitors across broader or more integrated product categories.

SONICblue operates in markets that are highly cyclical and vulnerable to sharp declines in demand and average selling prices.

      SONICblue operates in the digital media and consumer electronics markets. These markets have in the past experienced, and may in the future experience, significant downturns. In the event of a downturn, SONICblue would likely experience significantly reduced demand for its products and may be pressured to reduce average selling prices. Although SONICblue is changing its focus to concentrate on its Internet-related and digital media businesses, substantially all of its revenues during 1999 and 2000 were derived from products sold for use in or with personal computers. In the near term, SONICblue expects to derive most of its revenues from the sale of digital audio products, such as Rio players, and video products, such as Go Video dual-deck VCR's and combination DVD/VCR units and ReplayTV digital video recorders. Changes in demand in digital media and consumer electronics markets could be large and sudden. Since retailers often build inventories during periods of anticipated growth, they may be left with excess inventories if market growth slows or if they have incorrectly forecasted product transitions. In these cases, the retailers may abruptly stop purchasing additional inventory from suppliers like SONICblue until the excess inventory has been used. This suspension of purchases or any reduction in demand for SONICblue's products would negatively impact its revenues and financial results. SONICblue may experience substantial period-to-period fluctuations in results of operations due to these general industry conditions.

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

      The markets for which SONICblue's products are designed are intensely competitive and are characterized by rapidly changing technology, evolving industry standards and short product life cycles. For example, the life cycles of the Rio audio players typically range from 12 to 18 months. If SONICblue fails to introduce new products successfully within a given time frame, SONICblue could lose revenues and market share. Further, continued failure to develop, introduce and market competitive new products that meet customer demands on time could also damage SONICblue's brand name, reputation and relationships with its customers and cause longer-term harm to its financial condition. SONICblue may not successfully enter the various product markets that it identifies. In addition, the sale of new products may not become significant or profitable. To succeed in this environment, SONICblue must anticipate the features and functionality that customers will demand. SONICblue must then incorporate those features and functionality into products that meet the design, performance, quality and pricing requirements of the digital media and consumer electronics markets in which it competes and the timing requirements of retail selling seasons. SONICblue believes this will require continued significant expenditures for research and development activities. SONICblue has in the past experienced delays in completing the development and introduction of new products and may experience similar delays in the future. In the past, SONICblue's business was seriously harmed when it developed products that failed to achieve significant market acceptance and therefore was unable to compete successfully in its markets. This type of failure could occur again in the future.

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

      SONICblue obtains several of the components used in its products, including flash memory for its Rio players, semiconductors, hard drives, program guide data and set-top box compatibility information for its ReplayTV digital video recorders and service, and LCD screens for its ProGear information appliances, from single or limited sources. If component manufacturers do not allocate a sufficient supply of components to meet its needs or if current suppliers do not provide components of adequate quality or compatibility, SONICblue may have to obtain these components from distributors or on the spot market at a higher cost. SONICblue rarely has guaranteed supply arrangements with its suppliers, and suppliers may not be able to meet its current or future component requirements. If SONICblue is forced to use alternative suppliers of components, it may have to alter its product designs to accommodate these components. Alteration of product designs to use alternative components could cause significant delays and reduce its production of the related products. In addition, from time to time SONICblue has experienced difficulty meeting certain product shipment dates to customers for various reasons. These reasons include component delivery delays, component shortages and component quality deficiencies. Delays in the delivery of components, component shortages and supplier product quality deficiencies will likely continue to occur in the future. These delays or problems have in the past and could in the future result in impaired margins, reduced production volumes, strained customer relations and loss of business. For example, flash memory components, which are used in SONICblue's Rio digital audio players, significantly increased in price in September 1999 due in part to supply interruptions arising from the earthquake in Taiwan. These price increases and shortages may have an adverse impact on SONICblue's gross margin in future periods.

      Also, in an effort to avoid actual or perceived component shortages, SONICblue may purchase more of certain components than it may otherwise require. Excess inventory resulting from over-purchases, obsolescence or a decline in the market value of such inventory could result in inventory write-offs, which would have a negative effect on SONICblue's financial results.

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

Demand for SONICblue's digital audio and video products may decrease if the same capabilities provided by its products become available in or as add-ons to other personal electronics products.

      A substantial portion of SONICblue's net sales in 2000 and the first nine months of 2001 were derived from the sale of digital audio players. There is a trend within the personal electronics industry for functionality from individual products to be integrated with other personal electronics products. For example, Samsung, Fuji, Handspring and others have developed or announced plans to develop personal electronic products, such as mobile telephones, digital cameras or PDA plug-ins that integrate digital audio functions, and in the digital video market, Panasonic offers combination TV/DVD/VCR units and DirectTV offers satellite receiver set top boxes with TiVo software installed. These products could significantly reduce the demand for SONICblue's products. As a result of these trends of technology migration and product integration, SONICblue's success largely depends on its ability to continue to develop products that incorporate new and rapidly evolving technologies into its products.

      SONICblue must continue to expand the scope of its research and development efforts to provide the latest in digital audio and video technology products, which will require that it hire and retain engineers skilled in these areas and promote additional coordination among its design and engineering groups. Alternatively, SONICblue may find it necessary or desirable to license or acquire technology to enable it to provide these functions. This technology may not be available for license or purchase on terms acceptable to SONICblue, if at all.

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

      SONICblue faces competition for access to manufacturers and manufacturing capacity. Many of the companies competing with SONICblue for this capacity have longer operating histories and greater financial and market resources than SONICblue. SONICblue may not be able to maintain access to adequate capacity of high quality manufacturing if its subcontractors choose to offer their services to other companies who can negotiate better terms due to their market presence, pay higher prices, engage more manufacturing capacity or offer other incentives. As SONICblue develops new products, such as its ProGear information appliances, it will require manufacturing capacity to produce quantities to meet market demand. If SONICblue is unable to obtain and maintain access to high quality manufacturing capacity for its existing and future products, it will not be able to fill distributor or customer orders, and its revenues will decline.

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

      SONICblue includes, or bundles, third party software, including operating systems, with its hardware products. For example, SONICblue includes software with its Rio players that the purchaser may use to download and store MP3 or WMA files on the player. SONICblue also incorporates third party software in its ProGear information appliances. The software products and SONICblue's hardware products are complex and may contain undetected errors or failures when first introduced or as new versions are released. SONICblue has distributed updates to Rio players in the past when required to improve sound quality or to correct minor audio problems. SONICblue generally provides warranties for its retail products allowing the return or repair of defective products. Despite testing by SONICblue, its suppliers or current or potential customers, errors may be found in new products after commencement of commercial shipments. These errors could result in loss of or delay in market acceptance or product acceptance or in warranty returns. Losses, delays or damage to SONICblue's reputation due to product defects would likely harm SONICblue's business, financial condition and results of operations.

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

      SONICblue often grants limited rights to customers and distributors to return unsold inventories of its products in exchange for new products, also known as "stock rotation." Also, some of SONICblue's retail customers may accept returned products from their own retail customers. These products are then returned to SONICblue for credit. SONICblue has experienced a significant percentage of returns of its Rio players and ReplayTV products. SONICblue estimates stock rotation, warranty and other returns and accrues reserves for such costs at the time of sale. SONICblue also often grants price protection on unsold inventory, which allows customers to receive a price adjustment on existing inventory when its published price is reduced. In an environment of slower demand and abundant supply of products, price declines and channel promotional expenses are more likely to occur and, should they occur, are more likely to have a significant impact on SONICblue's operating results. Further, in this environment, high channel inventory levels may result in substantial price protection charges. These price protection charges have the effect of reducing net sales and gross margin. Consequently, in taking steps to bring its channel inventory levels down to a more desirable level, SONICblue may cause a shortfall in net sales during one or more accounting periods. These efforts to reduce channel inventory might also result in price protection charges if prices are decreased to move product out to final consumers, having a further adverse impact on operating results. Any estimates, reserves or accruals may be insufficient and any future price reductions or product returns may seriously harm its operating results.

SONICblue depends on sales through distributors and retailers. If relationships with or sales through distributors or retailers decline, its operating results will be harmed.

      SONICblue sells its products through a network of domestic and international distributors, and directly to major retailers/mass merchants. SONICblue's future success is dependent on the continued viability and financial stability of its customer base. Retail channels historically have been characterized by rapid change, including periods of widespread financial difficulties and consolidation and the emergence of alternative sales channels, such as direct mail order, telephone sales and electronic commerce on the worldwide web. SONICblue may be unable to retain its retailers or distributors. In addition, sales to any particular retailer or distributor may fluctuate significantly from quarter to quarter. The loss of, or a reduction in, sales to any of SONICblue's key retail or distribution customers as a result of changing market conditions, competition or customer credit problems could materially and adversely affect its operating results. Likewise, changes in distribution channel patterns, such as increased electronic commerce via the Internet and increased use of mail-order catalogues, could affect SONICblue in ways not yet known.

SONICblue's ability to market and distribute its products depends in part upon its current and future relationships with original equipment manufacturers, or OEMs, and other strategic partners to market and distribute SONICblue's products under their own brand names.

      In addition to direct distributors of SONICblue's products, SONICblue also depends upon OEMs and other strategic partners to market and distribute its products. For example, through a strategic partnership with Nike, SONICblue has developed a digital audio player that is designed for fitness enthusiasts and SONICblue's ReplayTV personal television digital video recorder technology is offered by Panasonic under Panasonic's ShowStopper brand. If SONICblue is unable to obtain and maintain relationships with OEMs and strategic partners, it will not be able to increase sales of its products and achieve market acceptance as efficiently, and its revenues may decline.

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

      SONICblue may not be able to retain its key personnel or attract other qualified personnel in the future. SONICblue's success will depend upon the continued service of key management personnel. The loss of services of any of the key members of SONICblue's management team or its failure to attract and retain other key personnel could disrupt operations and have a negative effect on employee productivity and morale, decreasing production and harming its financial results. In addition, the competition to attract, retain and motivate qualified technical personnel, such as engineers, as well as qualified sales and operations personnel, is intense. SONICblue has at times experienced difficulty recruiting qualified software and hardware development engineers.

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

      Export sales account for a significant percentage of SONICblue's net sales. In addition, a substantial proportion of SONICblue's products are manufactured, assembled and tested by independent third parties in Asia. As a result, SONICblue is subject to the risks of conducting business internationally, including:

      - unexpected changes in, or impositions of, legislative or regulatory requirements;

      - fluctuations in the U.S. dollar, which could increase the price in local currencies of SONICblue's products in foreign markets or increase the cost of components purchased by SONICblue;

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

SONICblue has a significant level of debt, which may harm its ability to obtain additional financing or adversely affect its liquidity. If the Company is unable to generate or otherwise obtain sufficient funds, its financial condition and operations may be harmed.

      At September 30, 2001, SONICblue had total debt and other liabilities outstanding of $383 million. The degree to which SONICblue is leveraged could harm its ability to obtain additional financing for working capital or other purposes and could make SONICblue more vulnerable to economic downturns and competitive pressures. SONICblue's significant leverage could also adversely affect its liquidity, as a substantial portion of available cash from operations may have to be applied to meet debt service requirements. In the event of a cash shortfall, SONICblue could be forced to reduce other expenditures to be able to meet such debt service requirements.

      If the Company is unable to raise sufficient funds for short or long term capital needs, it may not be able to fund product development and expansion, take advantage of future opportunities, meet its existing debt obligations or respond to competitive pressures or unanticipated events or needs. The Company may also be required to consider curtailing its operations significantly or to seek arrangements with strategic partners or other parties that may require the Company to relinquish significant rights to products, technologies or markets.

Minority investments could adversely affect SONICblue's liquidity and earnings.

      SONICblue holds minority interests in companies having operations or technology in areas within its strategic focus. Some of these investments are in research and development, start-up or development stage companies or companies where operations are not yet sufficient to establish them as going concerns. As a result, SONICblue may be called upon under contractual or other terms to provide funding for operations of these companies and may share in their losses. Further adverse changes in market conditions or poor operating results of underlying investments could result in SONICblue incurring additional losses or an inability to recover the carrying value of its investments.

SONICblue may pursue strategic acquisitions and could fail to successfully integrate acquired businesses.

      SONICblue has engaged in acquisitions in the past, including its recent acquisitions of Sensory Science and ReplayTV, and expects to evaluate acquisition opportunities in the future that could provide additional product or services offerings, technologies or additional industry expertise. Any proposed or future acquisition could result in difficulties assimilating acquired operations and products, diversion of capital and management's attention away from other business issues and opportunities and amortization of acquired intangible assets. Integration of acquired companies may result in problems related to integration of technology and management teams. SONICblue could fail to integrate the operations, personnel or products that it may acquire in the future. If SONICblue fails to successfully integrate acquisitions or achieve any anticipated benefits of an acquisition, its operations and business could be harmed.

System failures, interruptions to the ReplayTV service or product defects may have a negative impact on SONICblue's revenues, damage its reputation and decrease its ability to attract new viewers.

      SONICblue's ability to provide high quality products, service and customer support is critical to its success because consumers of television-related products are not accustomed to, and may not accept, interruptions in their television service. SONICblue's network, communications hardware and other operating systems for the ReplayTV service are vulnerable to damage or interruption from earthquakes, floods, fires, power loss, telecommunication failures and similar events. They are also subject to break-ins, sabotage, intentional acts of vandalism and similar misconduct. These types of interruptions in the ReplayTV service may reduce SONICblue's revenues and profits. In addition to placing increased burdens on SONICblue's engineering staff, service outages will create numerous customer questions and complaints that must be responded to by SONICblue's or its partners' customer support personnel. Any frequent or persistent system failures could irreparably damage SONICblue's reputation and brand.

      In addition, any delivery by SONICblue of products or upgrades with undetected material product defects or software errors could harm SONICblue's credibility and prevent market acceptance of the ReplayTV service. For example, the hard disk used in the ReplayTV-enabled digital video recorder was originally designed for use in personal computers, and as a result exhibits behaviors that are viewed as typical and minimally disruptive when using a personal computer but may result in the viewer momentarily facing a black television screen when using the ReplayTV service. Any errors and product defects can result in delays in releasing new versions of ReplayTV digital video recorders, affect system uptime, result in returns and significant warranty and repair costs and cause customer relations problems. Correcting errors in software and hardware design requires significant time and resources, which could delay future product releases and affect market acceptance of ReplayTV digital video recorders and service.

SONICblue needs to safeguard the security and privacy of ReplayTV viewers' confidential data, and any inability to do so may harm SONICblue's reputation and brand and could result in lawsuits.

      The ReplayTV digital video recorder collects and stores viewer preferences and other data that viewers may consider confidential. Any compromise or breach of the encryption and other security measures that SONICblue uses to protect this data could harm SONICblue's reputation and expose it to potential liability. Advances in computer capabilities, new discoveries in the field of cryptography or other events or developments could compromise or breach the systems SONICblue uses to protect its viewers' confidential information. SONICblue may be required to make significant expenditures to protect against security breaches or to remedy problems caused by any breaches.

      Viewers may be concerned about the use of personal information gathered by the ReplayTV service in connection with the ReplayTV digital video recorder. SONICblue does not release this data to third parties, and SONICblue is committed to complying with all privacy laws and to protecting the confidentiality of its viewers. Privacy concerns, however, could create uncertainty in the marketplace for personal television and ReplayTV services. In addition, privacy concerns or breaches, or consumers' dissatisfaction with any privacy policy SONICblue may adopt, could reduce demand for ReplayTV products and services, increase the cost of doing business as a result of litigation costs or increased service delivery costs, or otherwise harm SONICblue's reputation and business.

One of SONICblue's recently announced products is the subject of a copyright infringement claim. If this or future claims against SONICblue's products are decided against SONICblue, sales of SONICblue's products and its revenues could decrease.

      In October 2001, a group of entertainment companies filed suit against SONICblue to prevent shipment of the ReplayTV 4000 so long as the product includes features that those companies allege would result in violations of the entertainment companies' video programming copyrights. The lawsuit also alleges that the Company's Go-Video VCRs featuring the commercial skipping technology similarly violate the copyright laws. Litigation may be costly. Furthermore, SONICblue may be forced to delay the release, or eliminate certain features of, the ReplayTV 4000 and Go Video VCRs, which could result in decreased sales of the product and a negative impact on SONICblue's revenues.

      Sensory Science, acquired by SONICblue in June 2001, has designed and markets its dual-deck VCRs and combination DVD/VCRs for use as full-featured videocassette recorders. The marketing literature and owner manuals caution consumers that the dual-deck VCR should not be used in a manner that infringes on the rights of owners of copyrighted material. However, SONICblue cannot predict the likelihood that distribution of current or future dual-deck VCRs or DVD/VCR models will be challenged. Federal legislation affecting all VCRs was passed in October 1998, commonly referred to as The Digital Millenium Copyright Act. As a result, Sensory Science modified the operations of its dual-deck VCRs sold after April 2000 so that the VCRs would recognize a type of anticopying signal to prevent consumers from making a usable copy of videotapes with that type of signal. However, models purchased prior to April 2000 continued to operate as originally designed for the lifetime of the VCR. SONICblue is unable to determine what the effect of this or future required modifications may be on future sales of dual-deck VCRs or combination DVD/VCRs.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

      The Company's exposure to market risk for changes in interest rates relates primarily to its investment portfolio and its convertible subordinated notes. The Company's investment portfolio principally consists of short term fixed income securities. The primary objective of the Company's investment activities is to maintain the safety of principal and preserve liquidity while maximizing yields without significantly increasing risk. This is accomplished by investing in marketable investment grade securities, and by limiting exposure to any one issue or issuer. The Company does not use derivative financial instruments in its investment portfolio and due to the nature of its investments, does not expect its operating results or cash flows to be significantly affected by potential changes in interest rates. At September 30, 2001, the market value of these investments approximated cost.

      In September 1996, the Company completed a private placement of $103.5 million aggregate principal amount of convertible subordinated notes. The notes mature in 2003. Interest is payable semi-annually at 5 3/4% per annum. The notes are convertible at the option of the note holders into the Company's common stock at an initial conversion price of $19.22 per share, subject to adjustment. During 2000, $0.2 million in notes were converted into common stock. Beginning in October 1999, the notes became redeemable at the option of the Company at an initial redemption price of 102% of the principal amount. The market value of the convertible subordinated notes at September 30, 2001 and 2000 was approximately $62.9 million and $117.1 million, respectively.

Equity Price Risk

      The Company's largest financial asset is its UMC shares, which are traded on the Taiwan Stock Exchange. The market price of UMC's stock is subject to volatility due to general market conditions, including changes in the semiconductor industry and the Taiwanese market, as well as actual or anticipated changes in UMC's business prospects or quarterly or yearly operating results. Because the UMC shares are SONICblue's largest asset, when the price per share of UMC's stock increases or declines, the price of SONICblue's common stock on the Nasdaq National Market tends to follow changes in UMC's stock price. Fluctuations in the price of SONICblue common stock caused by changes in UMC's stock price may or may not reflect SONICblue's actual or anticipated business prospects or quarterly results. Also, fluctuations in UMC's stock price may cause fluctuations in SONICblue's stock price when there is no material news regarding SONICblue or any change in its results. Future fluctuations in the value of SONICblue's UMC shares could negatively impact SONICblue's financial condition.

Foreign Currency Exchange Rate Risk

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

      The effect of foreign exchange rate fluctuations on the Company's financial statements for the nine months ended September 30, 2001 and 2000 was not material. Since foreign currency exposure increases as intercompany receivables grow, from time to time the Company has used foreign exchange forward contracts as a means for hedging these balances. As of September 30, 2001, the Company held no exchange contracts.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

      Since November 1997, a number of complaints have been filed in federal and state courts seeking unspecified damages on behalf of an alleged class of persons who purchased shares of SONICblue's common stock at various times between April 18, 1996 and November 3, 1997. The complaints name as defendants SONICblue, certain of its officers and former officers, and certain directors of SONICblue, and assert that they violated federal and state securities laws by misrepresenting and failing to disclose certain information about SONICblue's business. In addition, certain stockholders have filed derivative actions in the state courts of California and Delaware seeking recovery on behalf of SONICblue, alleging, among other things, breach of fiduciary duties by such individual defendants. The plaintiffs in the derivative action in Delaware have not taken any steps to pursue their case. The derivative cases in California State court have been consolidated, and plaintiffs have filed a consolidated amended complaint. The court has entered a stipulated order in those derivative cases suspending court proceedings and coordinating discovery in them with discovery in the class actions in California State courts. On plaintiffs' motion, the federal court has dismissed the federal class actions without prejudice. The class actions in California State court have been consolidated, and plaintiffs have filed a consolidated amended complaint. SONICblue has answered that complaint. Discovery is proceeding. On January 22, 2001, four of the insurance carriers which issued directors and officers insurance to SONICblue filed suit against all parties named as defendants in the securities litigation, claiming that the carriers have no obligation to provide coverage under the California Insurance Code. In May 2001, the court entered an order staying the insurance action pending resolution of the securities litigation. While management intends to defend the actions against SONICblue vigorously, there can be no assurance that an adverse result or settlement with regard to these lawsuits would not have a material adverse effect on SONICblue's financial condition or results of operations.

      SONICblue received from the SEC a request for information relating to SONICblue's restatement announcement in November 1997. SONICblue responded and intends to respond to any future requests.

      SONICblue has also been defending several putative class action lawsuits naming Diamond, which were filed in June and July 1996 and June 1997 in the California Superior Court for Santa Clara County and the U.S. District Court for the Northern District of California. The plaintiffs alleged that Diamond and the other defendants made various material misrepresentations and omissions during the class period. The parties have tentatively agreed to settle this matter, subject to final documentation and court approval, for a payment of $15.0 million. SONICblue funded $4.5 million of the settlement on November 1, 2000. SONICblue previously accrued this amount in connection with the merger with Diamond. SONICblue believes that Diamond's insurance covers the remaining $10.5 million of the settlement; Diamond's insurers have funded that amount into the settlement, although one of these insurers has served a notice of arbitration disputing its obligation to pay $3 million of the $10.5 million. SONICblue intends to defend the arbitration vigorously.

      C3 Sales, Inc. filed suit against SONICblue on October 6, 1999 in the Harris County (Houston), Texas District Court. The petition sought a judicial declaration that a Sales Representative Agreement entered into between C3 and SONICblue on May 19, 1999 was a valid contract that governed the relationship between the two parties. In December 1999, SONICblue filed a summary judgment motion seeking judgment against C3 on the grounds that no issues of material fact remain to be determined regarding the declaratory judgment sought by C3. C3 responded by filing an amended petition alleging that the Sales Representative Agreement applied to Diamond products, and that certain commissions due under the agreement were not paid. The parties settled this matter in October 2001. The amount of the settlement was fully reserved.

      On October 31, 2001, a group of entertainment companies including, among others, Paramount Pictures Corporation, Disney Enterprise, Inc. and the three major television networks filed a lawsuit against SONICblue Incorporated and ReplayTV, Inc. in the U.S. District Court in Los Angeles, California. The lawsuit alleges that the Company's planned manufacture and sale of the ReplayTV 4000, which will allow users to skip commercials and to use the Internet to send recorded material to other ReplayTV 4000 users, will constitute contributory and vicarious copyright infringement, among other claims. The lawsuit also alleges that the Company's Go-

Video VCRs featuring the commercial skipping technology similarly violate the copyright laws. The plaintiffs in the lawsuit are seeking an injunction prohibiting the Company from including these features in its video products. SONICblue intends to defend this action vigorously.

      On June 19, 2000, an individual, Valentin Pepelea, filed a lawsuit against ReplayTV, Inc. in Santa Clara County Superior Court alleging that ReplayTV and its founders misappropriated trade secrets allegedly disclosed by Mr. Pepelea in discussions with the founders in the spring of 1997, and that he had been promised a founder's share in ReplayTV. On January 17, 2001, Mr. Pepelea amended his complaint to seek licensing royalties as a remedy. The parties are engaged in discovery and have agreed to submit their dispute to non-binding arbitration. The Company intends to defend vigorously against this action.

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

Item 5. Other Information

      To be considered for inclusion in the Company's proxy statement and form of proxy for its 2002 Annual Meeting of Stockholders, a stockholder proposal must be received at the principal executive offices of the Company not later than December 20, 2001.

      A stockholder proposal not included in the Company's proxy statement for the 2002 Annual Meeting will be ineligible for presentation at that meeting unless the stockholder gives timely notice of the proposal in writing to the Secretary of the Company at the principal executive offices of the Company and otherwise complies with the applicable provisions of the Company's Bylaws. To be timely, the Company's Bylaws provide that the Company must have received the stockholder's notice not less than 50 days nor more than 75 days prior to such meeting. However, if notice or prior public disclosure of the date of the annual meeting is given or made to stockholders fewer than 65 days prior to the meeting date, the Company must receive the stockholder's notice by the earlier of (i) the close of business on the 15th day after the earlier of the day the Company mailed notice of the annual meeting date or provided such public disclosure of the meeting date and (ii) two days prior to the scheduled date of the annual meeting. The Secretary should be contacted in writing at the address on the first page of this Proxy Statement to obtain additional information as to the proper form and content of notices of stockholder proposals. For the Company's 2002 Annual Meeting of Stockholders, which is scheduled to be held on May 22, 2002, stockholders must submit written notice to the Secretary in accordance with the foregoing Bylaw provisions no later than April 2, 2002 but not prior to March 8, 2002.

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits:

       Exhibit No.      Description
       -----------      -----------
       10.1             1989 Stock Plan of SONICblue Incorporated (Amended and
                        Restated dated as of May 16, 2001).

       10.2             Amendment to the 1993 Employee Stock Purchase Plan of
                        SONICblue Incorporated.

(b)  Reports on Form 8-K:

      On July 12, 2001, SONICblue filed a current report on Form 8-K reporting under Items 5 and 7 the completion of its acquisition of Sensory Science Corporation.

      On August 16, 2001, SONICblue filed a current report on Form 8-K reporting under Items 2 and 7 the completion of its acquisition of ReplayTV, Inc.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        SONICBLUE INCORPORATED
                                        (Registrant)


Date: November 13, 2001                            /s/ JOHN J. TODD
                                        ---------------------------------------
                                                       JOHN J. TODD
                                                 Senior Vice President,
                                                Chief Financial Officer
                                              and Chief Operating Officer
                                             (Duly authorized officer and
                                              principal financial officer)

                                  EXHIBIT INDEX


Exhibit No.     Description
-----------     -----------
10.1            1989 Stock Plan of SONICblue Incorporated (Amended and Restated
                dated as of May 16, 2001).

10.2            Amendment to the 1993 Employee Stock Purchase Plan of SONICblue
                Incorporated.