Form 10-Q/A
period 2001-09-30
SONICBLUE INC
filed 2002-02-06
CIK 850519

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A
                                (Amendment No. 1)

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

Explanatory Note: The Company has amended this 10-Q to break out revenue related to sales by its majority-owned subsidiary, S3-VIA, Inc. to VIA Technologies, Inc. (VIA), as well as accounts payable to and accounts receivable from VIA. The subsidiary's products are related to the Company's graphics chips business. The Company does not anticipate generating future revenues from this joint venture. This Amendment No. 1 also expands the disclosure in Management's Discussion and Analysis of Financial Condition and Results of Operations to provide additional information regarding sales by product line.

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

PART I.  CONDENSED CONSOLIDATED FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

                             SONICBLUE INCORPORATED
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                     (In thousands, except per share data)
                                   (Unaudited)

                                                        SEPTEMBER 30,     DECEMBER 31,
                                                            2001            2000 (1)
                                                      ----------------  ------------

                                     ASSETS

Current assets:
   Cash and other investments                             $  14,054         $ 45,599
   Investment - UMC                                          83,760          228,673
   Accounts receivable (net of allowances of
     $13,568 in 2001 and $7,790 in 2000)                     48,855           75,756
   Accounts receivable from related party (Note 5)           11,004           10,194
   Inventories                                               18,471           86,727
   Prepaid expenses and other                                 4,658            9,734
                                                           --------         --------
               Total current assets                         180,802          456,683

Property and equipment, net                                   8,059           24,761
Investment - UMC                                             86,886          406,363
Deferred taxes                                               17,688               --
Goodwill and intangible assets                              133,460          162,381
Other assets                                                 32,213           49,117
                                                           --------         --------
               Total                                       $459,108       $1,099,305
                                                           ========       ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                       $  93,808         $ 99,296
   Accounts payable to related party (Note 5)                 7,278               --
   Notes payable                                             31,809           72,672
   Accrued liabilities                                       99,098           45,354
   Deferred taxes                                            17,688           69,563
   Deferred revenue                                           9,275            8,287
                                                          ---------         --------
               Total current liabilities                    258,956          295,172

Long-term deferred taxes                                         --           25,140
Other liabilities                                            20,615            4,040
Convertible subordinated debentures                         103,300          103,300
                                                          ---------         --------
               Total liabilities                            382,871          427,652

Stockholders' equity:
   Common stock, $0.0001 par value; 175,000,000
     shares authorized: 93,534,515 and 93,054,332
     shares outstanding in 2001 and 2000,
     respectively                                           564,119          602,566
   Unearned stock-based compensation                         (4,520)              --
   Accumulated other comprehensive loss                     (48,447)        (199,599)
   Retained earnings (accumulated deficit)                 (434,915)         268,686
                                                          ---------       ----------
               Total stockholders' equity                    76,237          671,653
                                                          ---------       ----------
               Total                                      $ 459,108       $1,099,305
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

                             SONICBLUE INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)

                                                         THREE MONTHS ENDED               NINE MONTHS ENDED
                                                            SEPTEMBER 30,                    SEPTEMBER 30,
                                                     -------------------------       -------------------------
                                                       2001             2000            2001            2000
                                                     ---------       ---------       ---------       ---------
Net sales to unaffiliated customers                  $  54,783       $ 134,860       $ 112,625       $ 432,399
Net sales to related party (Note 5)                         --           5,100          21,552           5,100
                                                     ---------       ---------       ---------       ---------
               Total net sales                          54,783         139,960         134,177         437,499

Cost of sales                                           46,572         160,192         210,246         439,323
                                                     ---------       ---------       ---------       ---------
Gross profit (loss)                                      8,211         (20,232)        (76,069)         (1,824)

Operating expenses:
    Research and development                             6,627          21,677          23,748          63,708
    Selling, marketing and administrative               19,246          31,028          78,231          88,102
    In-process research and development                  4,200              --           5,078              --
    Restructuring expense and impairment charge          7,226           8,981         129,459           8,981
    Non-cash deferred compensation                         296              --             296              --
    Amortization of goodwill and intangibles             5,106          11,795          27,394          33,354
                                                     ---------       ---------       ---------       ---------
               Total operating expenses                 42,701          73,481         264,206         194,145
                                                     ---------       ---------       ---------       ---------
Loss from operations                                   (34,490)        (93,713)       (340,275)       (195,969)

Gain on sale of manufacturing joint venture                 --              --              --          14,738
Gain (loss) on UMC investment                          (17,715)         (6,419)       (545,672)        873,749
Gain (loss) on other investments                        (3,119)             --         (24,595)          5,917
Equity (loss) of investees                                  --          (2,993)           (114)         (9,374)
Other income (expense), net                                 34          (3,211)         (7,178)         (2,541)
                                                     ---------       ---------       ---------       ---------
Income (loss) before income taxes                      (55,290)       (106,336)       (917,834)        686,520
Income tax expense (benefit)                                --         (30,688)       (214,233)        306,183
                                                     ---------       ---------       ---------       ---------
Net income (loss)                                    $ (55,290)      $ (75,648)      $(703,601)      $ 380,337
                                                     =========       =========       =========       =========
Earnings per share amounts:
    Basic                                            $   (0.62)      $   (0.82)      $   (8.34)      $    4.25
    Diluted                                          $   (0.62)      $   (0.82)      $   (8.34)      $    3.79

Shares used in computing per share amounts:

    Basic                                               89,873          92,573          84,346          89,416
    Diluted                                             89,873          92,573          84,346         101,179

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

4.       Inventories

         Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market. Inventories consisted of:

                                            SEPTEMBER 30,  DECEMBER 31,
                                                 2001         2000
                                               -------      -------
                                                  (IN THOUSANDS)
Raw materials                                  $ 4,210      $41,734
Work in process                                  1,249       14,222
Finished goods                                  13,012       30,771
                                               -------      -------
   Total                                       $18,471      $86,727
                                               =======      =======

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

Investment in S3-VIA, Inc.

         In November 1999, the Company established a 50.1% majority-owned corporate joint venture with VIA to bring high-performance integrated graphics and core logic chip sets to the volume OEM desktop and notebook PC markets. S3-VIA has exclusive access to both companies' technology and distribution rights for developed products between SONICblue and VIA. The Company consolidates the accounts of S3-VIA in its consolidated financial statements. VIA, acting as S3-VIA's exclusive distributor, orders product from S3-VIA upon VIA's receipt of a third-party order. Revenue is recognized by S3-VIA upon shipment to VIA. Net sales by S3-VIA to VIA and receivables and payables between S3-VIA and VIA are classified as related party revenues, receivables and payables in the Company's consolidated financial statements.

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

         The following table sets forth the computation of basic and diluted earnings (loss) per share:

                                                               THREE MONTHS                      NINE MONTHS
                                                            ENDED SEPTEMBER 30,             ENDED SEPTEMBER 30,
                                                         -------------------------       -------------------------
                                                           2001            2000            2001            2000
                                                           ----            ----            ----            ----
                                                                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
NUMERATOR
   Net income (loss)
      Basic                                              $ (55,290)      $ (75,648)      $(703,601)      $ 380,337
      Interest expense on subordinated debt                     --              --              --           2,898
                                                         ---------       ---------       ---------       ---------
      Diluted                                            $ (55,290)      $ (75,648)      $(703,601)      $ 383,235
                                                         =========       =========       =========       =========

DENOMINATOR
    Denominator for basic earnings (loss) per share         89,873          92,573          84,346          89,416
    Common stock equivalents                                    --              --              --           6,378
    Subordinated debt                                           --              --              --           5,385
                                                         ---------       ---------       ---------       ---------
    Denominator for diluted earnings (loss) per share       89,873          92,573          84,346         101,179
                                                         =========       =========       =========       =========

Basic earnings (loss) per share                          $   (0.62)      $   (0.82)      $   (8.34)      $    4.25
Diluted earnings (loss) per share                        $   (0.62)      $   (0.82)      $   (8.34)      $    3.79


8.       Comprehensive Income (Loss)

         The Company's available-for-sale securities and foreign currency translation adjustments are included in other comprehensive income (loss).

         The following are the components of accumulated other comprehensive loss, net of tax:

                                             SEPTEMBER 30,     DECEMBER 31,
                                                2001              2000
                                                ----              ----
                                                   (IN THOUSANDS)
Unrealized gain (loss) on investments         $ (40,029)      $(191,197)
Foreign currency translation adjustments         (8,418)         (8,402)
                                              ---------       ---------
Accumulated other comprehensive loss          $ (48,447)      $(199,599)
                                              =========       =========

         The following schedule of other comprehensive loss shows the gross current-period gain (loss) and the reclassification adjustment:

                                                         THREE MONTHS ENDED            NINE MONTHS ENDED
                                                            SEPTEMBER 30,                 SEPTEMBER 30,
                                                       2001            2000           2001             2000
                                                       ----            ----           ----             ----
                                                                          (IN THOUSANDS)
Unrealized gain on investments:
  Unrealized gain (loss) on available-for-sale
  securities                                        $ (40,029)      $ (71,340)      $ (39,131)      $(118,471)

  Less: reclassification adjustment for (gain)
     loss realized in net income                           --           1,996         190,299              --
                                                    ---------       ---------       ---------       ---------
Net unrealized loss on investments                    (40,029)        (69,344)        151,168        (118,471)
Foreign currency translation adjustments                    1              (9)            (16)            (18)
                                                    ---------       ---------       ---------       ---------
Other comprehensive income (loss)                   $ (40,028)      $ (69,353)      $ 151,152       $(118,489)
                                                    =========       =========       =========       =========

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

         The related accrued restructuring charges activity was as follows (in thousands):

                                                    Accrued                                                 Accrued
                                                 Restructuring                                            Restructuring
                                                   Charges at   Restructuring   Cash       Non-cash        Charges at
                                                    12/31/00       Charges     Payments    Charges          9/30/01
                                                 ----------------------------------------------------------------------
Severance compensation and related expenses           1,240         4,741      (2,913)                            3,068
Goodwill & Intangibles                                   --       109,067                  (109,067)                 --
Redundant facilities related costs                       --        10,052        (110)       (4,349)              5,593
Contract and other costs                                812         5,598        (949)                            5,461
                                                 ------------------------                                 -------------
                                                      2,052       129,458                                        14,122


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

OVERVIEW

         SONICblue Incorporated ("SONICblue" or the "Company"), previously known as S3 Incorporated, designs, develops and markets products for the digital media, entertainment, consumer electronics, Internet appliance and home networking markets. The Company's products include Rio(R) digital audio players; ProGear(TM) Information Appliances; ReplayTV(R) personal television technology and software solutions; Go-Video(R) Dual-Deck(TM) VCRs and integrated DVD+VCRs and California Audio Labs high-end home entertainment theater components. Prior to the transfer in January 2001 of its graphics chips business to a joint venture between VIA Technologies, Inc. ("VIA") and a wholly owned subsidiary of the Company, the Company was a leading supplier of graphics and multimedia accelerator subsystems for PCs for over ten years.

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

RESULTS OF OPERATIONS

The following table sets forth certain financial data for the periods indicated as a percentage of net sales:

                                                         THREE MONTHS ENDED        NINE MONTHS ENDED
                                                            SEPTEMBER 30,            SEPTEMBER 30,
                                                         2001         2000         2001         2000
                                                         ----         ----         ----         ----
Net sales                                               100.0%       100.0%       100.0%       100.0%
Cost of sales                                            85.0        114.5        156.7        100.4
                                                        -----        -----        -----        -----
Gross profit (loss)                                      15.0        (14.5)       (56.7)        (0.4)

Operating expenses:
     Research and development                            12.1         15.5         17.7         14.6
     Selling, marketing and administrative               35.1         22.2         58.3         20.1
     In-process research and development                  7.7         --            3.8         --
     Restructuring expense and impairment charge         13.2          6.4         96.5          2.1
     Non-cash deferred compensation                       0.6         --            0.2         --
     Amortization of goodwill and intangibles             9.3          8.4         20.4          7.6
                                                        -----        -----        -----        -----
          Total operating expenses                       78.0         52.5        196.9         44.4
Loss from operations                                    (63.0)       (67.0)      (253.6)       (44.8)

Gain on sale of manufacturing joint venture              --           --           --            3.4
Gain (loss) on UMC investment                           (32.3)        (4.6)      (406.7)       199.7
Gain (loss) on other investments                         (5.7)        --          (18.3)         1.3
Equity (loss) of investees                               --           (2.1)        (0.1)        (2.1)
Other income (expense), net                               0.1         (2.3)        (5.3)        (0.6)
                                                        -----        -----        -----        -----
Income (loss) before income taxes                      (100.9)       (76.0)      (684.0)       156.9
Income tax expense (benefit)                             --          (22.0)      (159.6)        70.0
                                                        -----        -----        -----        -----
Net income (loss)                                      (100.9)%      (54.0)%     (524.4)%       86.9%
                                                        =====        =====        =====        =====

Net Sales

         The Company's products are used in, and its business is dependent upon, the converging Internet, digital media, entertainment and consumer electronics markets. Sales of the Company's products are primarily in the United States with some sales in Asia and Europe. The following table summarizes the Company's net sales by product line ($s in millions):

                                                                Three months             Nine months
                                                                ended Sept. 30          ended Sept. 30
                                                              -----------------      --------------------
                            2000         1999       1998        2001       2000        2001        2000
                            ----         ----       ----        ----       ----        ----        ----
Chips                     $  240.4    $  196.6    $  224.6    $   --      $  63.4    $   23.4    $  192.9
Boards                       173.9       103.8          --        2.1        45.5        14.4       153.6
Modems                        53.8        34.6          --        3.7        12.9        16.9        45.1
Consumer Electronics          65.6        15.7          --       47.7        17.1        75.5        44.4
Other                          3.0         1.9          --        1.3         1.1         4.0         1.5
                          -------------------------------------------------------------------------------
  Total                   $  536.7    $  352.6    $  224.6    $  54.8    $  140.0    $  134.2    $  437.5
                          ===============================================================================


         Net sales were $54.8 million for the three months ended September 30, 2001, a decrease of 60.9% from $140.0 million for the three months ended September 30, 2000. Net sales were $134.2 million for the nine months ended September 30, 2001, a decrease of 69.3% from $437.5 million for the nine months ended September 30, 2000. Net sales decreased from 2000 to 2001 due to the exclusion of revenues from the graphics chips business which was transferred to a joint venture with VIA in January 2001, the exclusion of revenues from the professional graphics division which was sold to ATI Technologies in March 2001 and the exclusion of revenues from the multimedia board business which was shut down in the third quarter of fiscal 2000. This was partially offset by the inclusion of 2001 sales from the Company's recent acquisitions of Sensory Science and, to a lesser extent, ReplayTV. Net sales for the three months ended September 30, 2001 consisted primarily of consumer electronics products, including the Company's Rio branded digital audio players and Sensory Science video products, and Diamond brand modems. Net sales for the nine months ended September 30, 2001 consisted primarily of consumer electronics products, Diamond brand modems, chip sales from the Company's S3-VIA subsidiary through June 30, 2001 and certain board revenues through June 30, 2001. Net sales for the three and nine months ended September 30, 2000 were generated from the sale of the Company's graphics and multimedia accelerators, connectivity products for the home and products for acquiring, managing and experiencing music and spoken audio programming from the Internet.

         The Company expects that the percentage of its net sales represented by any one product or type of product may change significantly from period to period as new products are introduced and existing products reach the end of their life cycles. In the fourth quarter of 2001, the Company anticipates that the majority of its revenues will be generated from its consumer electronics and modem product lines. No further significant revenues are anticipated from chips, boards or S3-VIA, Inc. Due to competitive price pressures, the Company's products experience declining average selling prices over time, which at times can be substantial.

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

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:

       Exhibit No.     Description
       -----------     -----------
       10.1*           1989 Stock Plan of SONICblue Incorporated (Amended and
                       Restated dated as of May 16, 2001).

       10.2*           Amendment to the 1993 Employee Stock Purchase Plan of
                       SONICblue Incorporated.

      * Previously filed.

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


                            SONICBLUE INCORPORATED
                            (Registrant)


Date: February 6, 2002                   /s/    JOHN J. TODD
                            ----------------------------------------------------
                                                JOHN J. TODD
                            Executive Vice President and Chief Operating Officer
                                          (Duly authorized officer)