Form 10-K
period 2001-12-31
SONICBLUE INC
filed 2002-04-01
CIK 850519

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                             ---------------------

                                   FORM 10-K
                             ---------------------

 (Mark One)
    [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934



             FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001



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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference to Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $298 million as of March 26, 2002, based upon the closing price on the Nasdaq National Market reported for such date. This calculation does not reflect a determination that certain persons are affiliates of the Registrant for any other purpose.

     95,694,707 shares of the Registrant's Common Stock, $0.0001 par value, were outstanding at March 26, 2002.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Items 10 (as to directors and Section 16(a) Beneficial Ownership Reporting Compliance), 11 and 12 of Part III incorporate by reference information from the Registrant's Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the Registrant's 2002 Annual Meeting of Stockholders to be held on May 22, 2002.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             SONICBLUE INCORPORATED

                                   FORM 10-K

                                     INDEX

                                                                        PAGE
                                                                        ----
                                   PART I
Item 1.   Business....................................................    2
Item 2.   Properties..................................................    9
Item 3.   Legal Proceedings...........................................    9
Item 4.   Submission of Matters to a Vote of Security Holders.........   11
                                  PART II
Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters.........................................   12
Item 6.   Selected Consolidated Financial Data........................   12
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................   13
Item 7A.  Quantitative and Qualitative Disclosures About Market
          Risk........................................................   40
Item 8.   Financial Statements and Supplementary Data.................   42
Item 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure....................................   73
                                  PART III
Item 10.  Directors and Executive Officers of the Registrant..........   73
Item 11.  Executive Compensation......................................   74
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................   74
Item 13.  Certain Relationships and Related Transactions..............   74
                                  PART IV
Item 14.  Exhibits, Financial Statement Schedules and Reports on Form
          8-K.........................................................   74
SIGNATURES............................................................   79

                                     PART I

ITEM 1.  BUSINESS

     When used in this Report, the words "expects," "anticipates," "estimates," "believes," "plans," and similar expressions are intended to identify forward-looking statements. These are statements that relate to future periods and include statements as to the Company's expected net losses, expected expenditure levels and rate of growth of expenditures, expected cash flows, the adequacy of capital resources, growth in operations, sources of revenues, backlog, our ability to compete, growth of competition, our investments in research and development, our dependence on personnel, our efforts to license our technology to other companies, our ability to increase product and service offerings and market penetration in targeted markets and channels, our efforts to develop and maintain strategic relationships and the expected benefits of those relationships, the ability to commercialize products under development, strategic business transactions, ability to realize gains on our investments, the impact and timing of current and future litigation, our strategy with regard to protecting our proprietary technology, our ability to compete and respond to rapid technological change and the features, benefits, performance and utility of our current and future products and services. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, those risks discussed below, as well as risks relating to development of new products and services and their use by our potential customers, our ability to work with our strategic partners and OEMs, our ability to retain and obtain customers, suppliers and manufacturing capacity, our ability to protect our proprietary rights, the cost of accessing or acquiring technologies or intellectual property, the impact of alternative technological advances and competition, our ability to integrate acquired businesses and in a timely manner, the costs of integrating acquired businesses and technologies; and the risks set forth below under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors That May Affect Our Results." These forward-looking statements speak only as of the date hereof. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

     All references to "SONICblue," "we," "us," "our" or the "Company" mean SONICblue Incorporated and its subsidiaries, except where it is made clear that the term means only the parent company.

     SONICblue, RioVolt and RioRiot, are trademarks of SONICblue Incorporated. ReplayTV is a registered trademark of ReplayTV, Inc. Go-Video is a registered trademark of Sensory Science Corporation. Rio is a registered trademark of RioPort, Inc. and is used by SONICblue under license from RioPort, Inc. Other trademarks referenced herein are the property of their respective owners.

GENERAL

     SONICblue is a leader in the converging Internet, digital media, entertainment and consumer electronics markets. Working with partners that include some of the better-known brands in consumer electronics, such as Motorola, Panasonic and Samsung, SONICblue creates and markets products designed to let consumers enjoy all the benefits of a digital home and connected lifestyle. SONICblue's products include Rio digital audio players; Go-Video Dual-Deck VCRs and integrated DVD+VCRs; and ReplayTV personal television technology and software solutions.

     Rio. Since introducing the industry's first portable MP3 player in 1998, SONICblue has introduced an extensive array of portable and home audio solutions. SONICblue's most recent Rio portable products include Rio 800 flash players, the RioVolt line of CD-based players and the Rio Riot hard drive-based player. SONICblue's most recent Rio home audio product is the Rio Central: The Advanced Digital Audio Center.

     Go-Video. SONICblue's Go-Video family of consumer electronics products centers around its innovative "dual" video products that include its line of Dual-Deck VCRs and Dual-Deck DVD/VCRs. Recently, SONICblue expanded its Go-Video product family beyond "dual" products to include all-in-one home theater systems, as well as stand-alone DVD players.

     ReplayTV. SONICblue's ReplayTV family includes multiple digital video recorder ("DVR") products, including a broadband and network-enabled DVR. In addition to products and services, SONICblue also licenses its ReplayTV technology and software to other companies seeking to implement DVR solutions.

     SONICblue sells its products through retailers, distributors, e-commerce websites, including its own on-line e-store, mail order catalogs and national reseller organizations. Headquartered in Santa Clara, California, SONICblue has sales, marketing, customer care and technical facilities in several locations including Oregon, Arizona, France, Germany, Japan and the U.K.

     SONICblue was incorporated as S3 Incorporated on January 9, 1989, in the State of Delaware and changed its name to SONICblue Incorporated in November 2000. SONICblue operates in one principal industry segment.

BACKGROUND

     Within the last year, SONICblue has made several strategic investments and alliances with businesses that offer technologies and/or services that drive the Company's emergence as a leader in the digital media arena. The recent acquisitions of Sensory Science and ReplayTV enable SONICblue to offer a broad array of digital audio and video-based products, applications and services. Prior to the transfer in January 2001 of its graphics chips business to S3 Graphics Co., Ltd., SONICblue was a supplier of graphics and multimedia accelerator subsystems for personal computers, or PCs, for more than ten years.

     On August 1, 2001, SONICblue completed the acquisition of ReplayTV, Inc., a developer of personal television technology. The acquisition was accounted for as a purchase. At closing, SONICblue issued 10.4 million shares of common stock and assumed an aggregate of 5.1 million options and warrants to purchase shares of SONICblue common stock in exchange for all of ReplayTV's outstanding equity, and ReplayTV became a wholly owned subsidiary of SONICblue. Prior to closing the acquisition, SONICblue made loans to ReplayTV in the amount of $20.0 million, which became part of the purchase price.

     On June 27, 2001, SONICblue completed the acquisition of Sensory Science Corporation, a developer of consumer electronics products, including dual deck videocassette player/recorders and DVD players. The acquisition was accounted for as a purchase. At closing, SONICblue issued approximately 1.3 million shares of SONICblue common stock to Sensory Science stockholders in exchange for the common stock of Sensory Science outstanding on June 27, 2001, and Sensory Science became a wholly owned subsidiary of SONICblue. Prior to closing the acquisition, SONICblue made loans to Sensory Science in the amount of $9.8 million, which became part of the purchase price.

     In March 2001, SONICblue completed the sale to ATI Technologies, Inc. ("ATI") of its professional graphics division, based in Starnberg, Germany, which produced the Fire GL line of graphics accelerators. Under the terms of an Asset Purchase Agreement, SONICblue has received $7.9 million in cash through December 31, 2001, and is eligible to receive further financial consideration of up to $2.1 million, contingent upon the Fire GL graphics business, as operated by ATI, achieving future performance targets.

     In January 2001, SONICblue completed the transfer of its graphics chips net assets, other than its shares of common stock of S3-VIA, Inc. ("S3-VIA"), to S3 Graphics Co., Ltd. ("S3 Graphics"), a joint venture between VIA Technologies, Inc. ("VIA") and a wholly owned subsidiary of SONICblue. The joint venture manufactures and distributes semiconductor products and conducts related research and development activities. Pursuant to the joint venture agreement with VIA, SONICblue received 13 million shares of SONICblue common stock in return for a reduction of its economic interest in the future operations of the joint venture to 0.1%. Under the joint venture agreement, SONICblue will also receive earn-out payments if the new venture meets specified profitability goals.

     In November 2000, SONICblue acquired United Kingdom digital audio equipment manufacturer Empeg Limited at an initial purchase price of $1.9 million. In November 2001, a purchase price adjustment of $1.1 million was recorded resulting in a total purchase price of $3.0 million.

     In August 2000, SONICblue shut down its Diamond Multimedia-branded graphics add-in board business. The shutdown did not extend to SONICblue's professional graphics division, headquartered in Germany, which continued to develop and market its line of Fire GL graphics accelerators until, as discussed above, SONICblue sold its professional graphics division to ATI Technologies.

     In November 1999, SONICblue established a 50.1% majority-owned corporate joint venture, S3-VIA, with VIA to bring high-performance integrated graphics and core logic chip sets to the volume OEM desktop and notebook PC markets. S3-VIA has exclusive access to both companies' technology and distribution rights for developed products between SONICblue and VIA. SONICblue consolidated the accounts of S3-VIA in its consolidated financial statements through the third quarter of 2001. In the fourth quarter of 2001, the Company terminated its participation in S3-VIA. As a result, SONICblue wrote off the net assets of the joint venture, which resulted in an unrecognized gain of $0.7 million. Since the actual process of withdrawing from the venture will continue and ultimately be a part of other negotiations that are on-going with VIA, SONICblue has deferred recognition of any gain until a comprehensive settlement of all outstanding issues is reached with VIA.

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

     In September 1999, SONICblue made a significant strategic shift by merging with Diamond Multimedia Systems, Inc. ("Diamond"), an established PC original equipment manufacturer, or OEM, and retail provider of communications and home networking solutions, PC graphics and audio add-in boards and digital audio players. The transaction was accounted for as a purchase and, accordingly, the results of operations of Diamond and the estimated fair value of assets acquired and liabilities assumed as of September 24, 1999, are included in SONICblue's consolidated financial statements.

PRODUCTS

     Rio Digital Audio Players. SONICblue's Rio digital audio players allow users to enjoy high-quality audio in the most common compressed digital audio formats, including MP3 and Windows Media Audio (WMA). SONICblue's portable Rio players include the flash memory-based Rio 600 and Rio 800, Rio One; the CD-based RioVolt SP90, RioVolt SP100 and RioVolt SP250 and the hard drive-based RioRiot, which allows users to store up to 20 gigabytes of digital audio.

     In addition to its portable players, SONICblue offers the Rio Central, a home stereo component that allows users to play and store up to 40 gigabytes of digital music, write or "burn" CDs with stored digital audio tracks and load digital audio onto portable Rio players. SONICblue's Rio Receiver is a network client that allows users to enjoy music stored on a PC or Rio Central. SONICblue also markets and sells a variety of Rio product accessories.

     Go-Video. SONICblue's Go-Video products include dual-deck VCRs and integrated DVD/VCRs. The Go-Video DVR4000, an integrated DVD/VCR, allows users to watch a DVD while recording a television program, without the need or space for two separate components. SONICblue holds patents related to dual-deck technology and licenses this technology to other manufacturers for inclusion in their consumer devices.

     In addition to its Go-Video dual-deck and integrated products, SONICblue recently introduced the Go-Video DVP850, a stand-alone DVD player, and the Go-Video DHT7100, an "all-in-one" home theater system consisting of a DVD player, 270-watt amplifier, Dolby Digital decoder, 30-channel pre-set am/fm receiver, five satellite speakers, and a subwoofer.

     ReplayTV. SONICblue designs, develops, and markets DVR products and services under the ReplayTV brand. SONICblue's ReplayTV 4000 DVR connects to a home network and a broadband Internet connection, allowing users to view recorded programming content stored on another networked ReplayTV 4000 device in their own home and allows users to send recorded programming content to friends and family members who also use ReplayTV 4000 devices. The ReplayTV 4000 features Commercial Advance technology that, if enabled by the user, automatically skips through recorded commercial advertising content. SONICblue's top ReplayTV 4000 model holds up to 320 hours of recorded video programming.

     SONICblue licenses its ReplayTV technology and software to other companies seeking to implement DVR solutions, such as Motorola and Matsushita. In addition, SONICblue is examining the inclusion of ReplayTV technology in future Go-Video and Rio devices.

     Modems. SONICblue develops and markets analog modems under the Supra/Diamond brand name.

     SONICblue's development, manufacture and marketing of its current and future products are subject to a number of risks discussed in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors That May Affect Our Results."

SONICBLUE'S INVESTMENTS

     In 1995, SONICblue entered into a joint foundry venture with United Microelectronics Corporation, or UMC, to build United Semiconductor Corporation, or USC, a semiconductor manufacturing facility in Taiwan, R.O.C. In January 2000, USC merged with UMC and, as a result of the merger; SONICblue received 252 million UMC shares in exchange for its USC shares. SONICblue recorded a gain on the transfer of the shares of $884.2 million to recognize the difference in the carrying value of its investment in USC and the fair market value of the UMC shares. SONICblue also received stock dividends of approximately 50 and 32 million shares of UMC stock, in April 2000 and August 2001, respectively. The Company sold 15 million shares of UMC stock in 2000 and sold 191 million shares in 2001 on the Taiwan Stock Exchange.

     At December 31, 2000, the market value of the investment in UMC had declined to an amount significantly below its original basis. It was determined at that point that this decline was related to the downturn in the semiconductor industry as a whole and was temporary in nature due to the historically cyclical nature of the industry. During the first half of 2001, we concluded that the downturn in the semiconductor industry and the economy in general was more severe than previously anticipated and that there was a great deal of uncertainty regarding when the semiconductor industry would recover from this down cycle. At that time, SONICblue concluded that the decline in value of UMC was other than temporary, and we reported an unrealized loss on the UMC investment of $468.3 million, based on the market value at June 30, 2001. During 2001 and 2000, SONICblue realized losses of $93.3 and $10.8 million, respectively, related to its sale of UMC shares.

     Under the terms of the USC merger with UMC, a portion of the original number of UMC shares received by SONICblue are subject to restrictions on their sale that lapse over a three-year period from the date of the merger. At December 31, 2001, approximately 76 million shares were subject to restrictions that will lapse in one year or more and are recorded at adjusted cost as a long-term investment. The unrestricted shares and shares where the restrictions will lapse in one year or less are recorded as a current asset and are marked-to-market value through other comprehensive income.

     As of December 31, 2001, SONICblue's 128 million UMC shares were worth approximately $186 million, based on the closing price of UMC shares on the Taiwan Stock Exchange and the prevailing U.S. dollar to New Taiwan Dollar exchange rate on that date. SONICblue's available-for-sale portion of the investment, 52 million shares valued at $75.9 million, will be marked-to-market through other comprehensive income for changes in market value subsequent to December 31, 2001, unless a further decline in market value is considered to be other than temporary. If any further decline is considered to be other than temporary, the decrease in value of both the available-for-sale and long-term portions of our UMC investment will be recorded as an expense in the statement of operations.

     At December 31, 2001, SONICblue also held minority investment interests in the following privately held companies: RioPort, Inc., CyberPIXIE.com, Inc., DataPlay, Inc., and Intellon Corporation. All investments are accounted for on a cost basis with the exception of RioPort, which is accounted for by the equity method.

MARKETS AND STRATEGY

     SONICblue's business strategy is to create large-scale opportunities for the Company within rapidly growing areas of the consumer electronics market. SONICblue has the proven ability to deliver innovative technology to these markets and compel consumers to convert to new technology and set higher technology expectations within the market category. SONICblue seeks to exploit and expand its technology lead in these markets by offering numerous new entertainment-based products and services. SONICblue also seeks to license its technology to other companies looking to join and help further expand these new markets. In each new market, the end goal for SONICblue is to affect significant market conversion to new technology by making this new technology easier to use and more pervasive. This strategy can be seen across SONICblue's current product lines with the creation and expansion of digital audio technology under its Rio brand, the creation and expansion of digital video/TV technology under its ReplayTV brand and the creation and expansion of "dual" video playback under its Go-Video brand.

     SONICblue's objectives for 2002 include: mass market penetration for its ReplayTV technology with additional product and service offerings, new partnerships and broad licensing deals; continued leadership in portable digital audio through new flash, optical and hard drive-based Rio portable offerings; expansion of the Rio brand in the home audio market; wider retail availability for, and the addition of new digital video features to its Go-Video Dual Deck product offerings; and the expansion of the Go-Video brand into new market segments including home theater systems and stand-alone DVD players.

SALES, MARKETING, DISTRIBUTION AND CUSTOMER SUPPORT

     SONICblue sells products directly to retailers, mass merchants and other resellers and through independent domestic and international distributors. We also sell our retail products in the United States through e-commerce web sites, including our own on-line estore, mail order catalogs and national reseller organizations. SONICblue is currently seeking to expand its penetration of e-commerce, retail and mass-merchant consumer electronics channels.

     A majority of the Company's trade receivables result from sales to retailers in the consumer electronics industry. Costco and Best Buy accounted for 13% and 12%, respectively, of net sales in 2001, excluding the net sales of S3-VIA, Inc. Three resellers accounted for 60% of the Company's gross accounts receivable balance at December 31, 2001. One reseller and one distributor accounted for 43% of the Company's gross accounts receivable balance at December 31, 2000.

     SONICblue has been making significant efforts to expand its retail sales channels through international penetration in Europe and the Asia-Pacific region, including Japan. The requirements of these regions are, however, substantially different from one another and from the North American market. The inability of SONICblue to successfully penetrate any of these channels or to manage them on a profitable basis could have a material adverse effect on future operating results.

     International sales accounted for 24%, 56% and 70% of net sales in 2001, 2000 and 1999, respectively. Sales of our products are primarily in the U.S. and to a lesser extent in Europe and Asia. Prior to the transfer in January 2001 of our graphics chips business to VIA and the shutdown of our graphics boards business in August 2000, a significant percentage of our sales were to international original equipment manufacturers. Our efforts to expand international distribution of current products continue to subject SONICblue to the risks of conducting business internationally, including those set forth under "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors That May Affect Our Results -- SONICblue Has Significant Exposure to International Markets."

     SONICblue maintains a customer service and technical support organization focused on providing value to customers beyond the purchase of SONICblue's products. In this regard, SONICblue provides on-line customer service and technical support to retail customers via e-mail and telephone. SONICblue supports the online community through its presence on the Internet, where technical support, frequently asked questions and a searchable knowledge base can be found.

RESEARCH AND DEVELOPMENT

     SONICblue believes that continued investment in research and development is critical to its ability to introduce, on a timely basis and at competitive prices, new and innovative products incorporating the latest technology and addressing emerging market needs. SONICblue's research and development staff consisted of 103 employees at December 31, 2001. SONICblue's engineers are engaged in the development of new products such as new generations of audio and video hardware products and related software. Research and development expenses were $28.7 million, $83.4 million and $73.9 million in the years ended December 31, 2001, 2000 and 1999, respectively.

     SONICblue also endeavors to work closely with third parties that are strategic to SONICblue's business. Specifically, we work with suppliers of audio and video chipsets in an effort to select the appropriate advanced components for SONICblue's new digital media products. SONICblue seeks to develop in a timely manner the software required to incorporate these chipsets into SONICblue's products and our products into the evolving architecture and capabilities of the PC and the Internet. SONICblue also works with leading operating system providers and software applications suppliers in an effort to stay abreast of emerging opportunities and new standards in the market. There can be no assurance that SONICblue's development efforts will be successful or that SONICblue will be able to introduce competitive new products into the marketplace in a timely manner.

MANUFACTURING METHODOLOGY

     SONICblue uses an international network of independent electronics assembly subcontractors, principally located in Asia, to assemble and test its products. SONICblue generally procures its current hardware products on a turnkey basis from its subcontract-manufacturing suppliers. SONICblue packages certain of the assembled products its receives from its subcontractors with software, manuals and additional hardware components, placing such materials in retail packaging for the retail and mass-merchant channel. While SONICblue uses several electronics assembly subcontractors to minimize the risk of business interruption, there can be no assurance that a problem will not arise with one or more of these suppliers that could adversely affect operating results. Accordingly, there can be no assurance that SONICblue will obtain sufficient sources of supply of product to meet customer demand in the future.

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

COMPETITION

     The markets in which SONICblue operates are extremely competitive, and SONICblue expects that competition will increase. SONICblue competes directly against a large number of suppliers of portable audio players, home audio and video subsystems, digital video recorders, integrated DVD/VCR players and digital technology licensing and service providers.

     In the digital audio player market, competitors include Creative Technology under the name of Creative Labs, Compaq, Panasonic, Apple, Samsung, Philips, Sony and Thomson Multimedia. Additional competitors in the digital audio players market include manufactures of digital audio player add-ons to PDAs, handheld consumer electronics, digital audio player mobile telephones and CD MP3 players, such as Handspring, Motorola, Samsung and TDK, respectively. In the home digital audio market, competitors include Compaq, Gateway, HP, Kenwood and Philips. In the digital video recorders market, competitors include TiVo, RCA, Sony, Philips, Panasonic and Microsoft. In the DVD/VCR players market, competitors include Panasonic and Samsung. In the home theatre-in-a-box solutions market, competitors include Philips, Sony, Pioneer and many others. In the analog modems market, competitors include Creative Labs and 3Com.

     SONICblue believes that its ability to compete successfully depends upon a number of factors both within and outside of its control, including product performance, product features, product availability, price, brand strength, quality, timing of new product introductions by SONICblue and its competitors, the emergence of new digital audio and video standards, customer support and industry and general economic trends. SONICblue believes that it competes favorably with respect to these factors. There can be no assurance that SONICblue will have the financial resources, technical expertise or marketing, distribution and support capabilities to compete successfully. SONICblue's future success will be highly dependent upon the successful development and introduction of new products that are responsive to market needs. There can be no assurance that SONICblue will be able to successfully develop or market any such products.

LICENSES, PATENTS AND TRADEMARKS

     SONICblue, when appropriate, files United States patent applications for its technology. SONICblue has also built its patent portfolio through acquisitions, including patent purchases and cross-licenses as well as through its acquisition of Diamond, Sensory Science and ReplayTV. SONICblue currently has 102 United States patents. SONICblue attempts to protect its trade secrets and other proprietary information through agreements with its customers, suppliers, employees and consultants, and through other security measures. Although SONICblue intends to protect its rights vigorously, there can be no assurance that these measures will be successful or that any issued patents will provide SONICblue with adequate protection with respect to the covered products, technology or processes.

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

BACKLOG

     Sales of SONICblue's products are often made pursuant to standard purchase orders that are cancelable without significant penalties. In addition, purchase orders are subject to price renegotiations and to changes in quantities of products and delivery schedules in order to reflect changes in customers' requirements and manufacturing availability. SONICblue's business, and to a large and growing extent that of the entire consumer electronics industry, is characterized by seasonality, short lead time orders and quick delivery schedules. In addition, SONICblue's actual shipments depend on the manufacturing capacity of SONICblue's suppliers and the availability of products from such suppliers. As a result of these factors, SONICblue does not believe that its backlog at any given time is a meaningful indicator of future sales.

EMPLOYEES

     At December 31, 2001, SONICblue employed 368 individuals including both 337 full time employees and 31 contractors, of whom 103 were employed in research and development, 97 in operations and technical support, 84 in sales and marketing and 84 in administration and other support functions. Competition for personnel in the Internet, digital media, entertainment and consumer electronics industries is intense, as is competition for all categories of personnel in the Silicon Valley where many of SONICblue's employees are located. SONICblue believes that its future success will depend, in part, on its ability to continue to attract, train, motivate, retain and manage highly skilled technical, marketing and management personnel.

     None of SONICblue's employees are represented by a labor union or are subject to a collective bargaining agreement. SONICblue believes that its relations with its employees are good.

ITEM 2. PROPERTIES

     Our principal administrative, sales, marketing, research and development facility in Santa Clara, California consists of one building of approximately 150,000 square feet of space, which is leased through January 2008. We relocated to our Santa Clara facility in 1997, at which time we leased and occupied both our current space and an adjacent building also consisting of approximately 150,000 square feet. In October 1998, we sublet one of the buildings for the remaining term of the lease.

     SONICblue also leases administrative, sales, marketing, research and development facilities of 44,000 square feet in Tigard, Oregon, expiring in June 2008, and 39,000 square feet in Scottsdale, Arizona expiring in December 2006. SONICblue leases international sales, distribution or technical support offices in the United Kingdom, Germany, France, Japan, and South Korea. Additionally, we lease warehouse and logistics facilities in California, Arizona, Germany and Hong Kong. The Company believes that its current facilities are adequate to meet its future growth expectations.

ITEM 3. LEGAL PROCEEDINGS

     The Internet, digital media, entertainment and consumer electronics industries are characterized by frequent litigation, including litigation regarding patent and other intellectual property rights. SONICblue is party to various legal proceedings that arise in the ordinary course of business. While we currently believe that the ultimate outcome of these proceedings, individually and in the aggregate, will not have a material adverse effect on the Company's financial position or overall trends in results of operations, litigation is subject to inherent uncertainties. There can be no assurance that an adverse result or settlement with regard to these lawsuits would not have a material adverse effect on SONICblue's financial condition or results of operations.

     Since November 1997, a number of complaints have been filed in federal and state courts seeking unspecified damages on behalf of an alleged class of persons who purchased shares of SONICblue's common stock at various times between April 18, 1996, and November 3, 1997. The complaints name as defendants SONICblue, certain of its officers and former officers, and certain directors of SONICblue, and Deloitte & Touche, the company's former auditors, and assert that they violated federal and state securities laws by misrepresenting and failing to disclose certain information about SONICblue's business. In addition, certain stockholders have filed derivative actions in the state courts of California and Delaware seeking recovery on behalf of SONICblue, alleging, among other things, breach of fiduciary duties by such individual defendants. The plaintiffs in the derivative action in Delaware have not taken any steps to pursue their case. The derivative cases in California State court have been consolidated, and plaintiffs have filed a consolidated amended complaint. The court has entered a stipulated order in those derivative cases suspending court proceedings and coordinating discovery in them with discovery in the class actions in California State courts. In late 2001, the derivative plaintiffs gave notice terminating that stay, and the parties have stipulated that a second amended consolidated complaint may be filed in April 2002. On plaintiffs' motion, the federal court has dismissed the federal class actions without prejudice. The class actions in California State court have been consolidated, and plaintiffs have filed a consolidated amended complaint. SONICblue has answered that complaint. Discovery is proceeding. On January 22, 2001, four of the insurance carriers which issued directors and officers insurance to SONICblue filed suit against all parties named as defendants in the securities litigation, claiming that the carriers have no obligation to provide coverage under the California Insurance Code. In May 2001, the court entered an order staying the insurance action pending resolution of the securities litigation.

     On February 19, 2002, the California Superior Court for Santa Clara County entered its preliminary approval of an agreement to settle the consolidated state court class action lawsuit. On February 20, 2002, SONICblue announced that it had reached an agreement-in-principle to settle the related California derivative litigation. If the Court gives final approval on the class action settlement, SONICblue will contribute 2,401,501 shares of SONICblue common stock and Deloitte & Touche will contribute up to $250,000 in full settlement of all claims. The derivative settlement calls for the defendants to contribute to the settlement their respective benefits under certain directors and officers insurance policies in an amount of approximately $4.6 million which, net of attorneys' fees and litigation costs, would be paid to SONICblue. Both settlements are contingent on satisfying certain conditions, including court approval. The total net cost of these settlements to SONICblue, net of insurance, is expected to approximate $8.6 million. These charges were recorded in SONICblue's fourth fiscal 2001 quarter ended December 31, 2001.

     SONICblue has also been defending several putative class action lawsuits naming Diamond, which were filed in June and July 1996 and June 1997 in the California Superior Court for Santa Clara County and the U.S. District Court for the Northern District of California. The plaintiffs alleged that Diamond and the other defendants made various material misrepresentations and omissions during the class period. The parties have tentatively agreed to settle this matter, subject to final documentation and court approval, for a payment of $15.0 million. SONICblue funded $4.5 million of the settlement on November 1, 2000. SONICblue previously accrued this amount in connection with the merger with Diamond. SONICblue believes that Diamond's insurance covers the remaining $10.5 million of the settlement; Diamond's insurers have funded that amount into the settlement, although one of these insurers has served a notice of arbitration disputing its obligation to pay $3 million of the $10.5 million. The contesting insurer maintains that indemnification of its share of the settlement is barred by virtue of a recent California appellate decision. SONICblue has been defending the arbitration vigorously. The matter is being briefed, and a preliminary conference is scheduled for April 2002.

     C3 Sales, Inc. filed suit against SONICblue on October 6, 1999, in the Harris County (Houston), Texas District Court. The petition sought a judicial declaration that a Sales Representative Agreement entered into between C3 and SONICblue on May 19, 1999, was a valid contract that governed the relationship between the two parties. In December 1999, SONICblue filed a summary judgment motion seeking judgment against C3 on the grounds that no issues of material fact remain to be determined regarding the declaratory judgment sought by C3. C3 responded by filing an amended petition alleging that the Sales Representative Agreement applied to Diamond products, and that certain commissions due under the agreement were not paid. The parties settled this matter in October 2001 for $3.1 million, which was adequately reserved by the Company.

     In October and November, 2001, a group of 28 entertainment companies including, among others, Paramount Pictures Corporation, Disney Enterprises, Inc. and the three major television networks filed four lawsuits against SONICblue and its ReplayTV, Inc. subsidiary in the U.S. District Court in Los Angeles, California. The lawsuits allege that the Company's planned manufacture and sale of the ReplayTV 4000, which allows users to skip commercials and to use the Internet to send recorded material to other ReplayTV 4000 users, constitutes copyright infringement, among other claims. The plaintiffs in the lawsuits are seeking an injunction prohibiting the Company from including these features in its video products. Although one of the lawsuits originally alleged that the Company's Go-Video VCRs featuring the commercial skipping technology similarly violate the copyright laws, in their amended complaint plaintiffs eliminated these claims in November 2001. The parties have commenced discovery and the District Court has preliminarily scheduled a consolidated trial in August 2002. SONICblue intends to dispute the plaintiffs' claims and defend this action vigorously.

     On June 19, 2000, an individual, Valentin Pepelea, filed a lawsuit against ReplayTV, Inc. in Santa Clara County Superior Court alleging that ReplayTV and its founders misappropriated trade secrets allegedly disclosed by Mr. Pepelea in discussions with the founders in the spring of 1997, and that he had been promised a founder's share in ReplayTV. On January 17, 2001, Mr. Pepelea amended his complaint to seek licensing royalties as a remedy. The parties entered into a written settlement agreement in this matter in March 2002 pursuant to which Mr. Pepelea will dismiss his complaint.

     On November 16, 2001, four former holders of ReplayTV preferred shares filed a petition for appraisal in the Chancery Court in the State of Delaware asserting their dissenters rights of appraisal and seeking the fair value of their ReplayTV shares in cash in lieu of the SONICblue shares to be issued to them as provided in SONICblue's merger agreement with ReplayTV. On December 18, 2001, ReplayTV filed its response to petition for appraisal. In addition, on December 13, 2001, the same four former holders of ReplayTV preferred shares filed a complaint in the Chancery Court in the State of Delaware asserting that ReplayTV and its former directors breached their fiduciary duty in connection with Replay's merger by engaging in self-dealing, failing to make appropriate disclosures to shareholders and failing to maximize the value for them in the merger, resulting in an allocation of an insufficient amount of the merger consideration to the ReplayTV preferred stockholders. The complaint seeks "at least $7,249,990.50" in damages. In its merger agreement with ReplayTV, SONICblue agreed to indemnify ReplayTV and its former directors against this type of lawsuit, among other things. On February 15, 2002, ReplayTV and the former ReplayTV directors filed their answer. SONICblue and ReplayTV intend to dispute the plaintiffs' claims and vigorously defend these actions.

     On December 12, 2001, SONICblue filed a complaint for patent infringement against TiVo, Inc. in the United States District Court for the Northern District of California. SONICblue's complaint generally alleges that TiVo is infringing one of its patents by licensing and offering to license its DVR technology and offering its program guide service. In response, TiVo filed a counter-complaint against SONICblue which generally alleges that SONICblue is infringing one of TiVo's patents by making, selling, offering to sell its ReplayTV DVRs. TiVo filed a separate complaint with substantially the same allegations in the same court on January 23, 2002. SONICblue intends to vigorously defend itself against the allegations made in TiVo's complaint and counter complaint.

     On November 28, 2001, Techsearch, LLC filed a complaint for patent infringement against a number of consumer electronics companies, including SONICblue, in the United States District Court for the Northern District of Illinois. Techsearch's complaint generally alleges that SONICblue is infringing one of its patents by making, selling, and offering to sell its Rio Volt CD players that are capable of playing CDs encoded with audio tracks in the MP3 format. SONICblue intends to dispute the plaintiff's claims and vigorously defend itself against the allegations made in Techsearch's complaint.

     On February 14, 2000, Robert C. Price filed a purported class action lawsuit in the Circuit Court of Monroe County, State of Indiana against the Company and Diamond alleging violations of the California Business and Professions Code section 17200 and the California Song-Beverly Act, which covers consumer warranties. The lawsuit alleges that certain of the Company's Rio 300 MP3 player retail boxes, which were discontinued in approximately 1999, are misleading because the boxes indicate that computer software included in the package allows the purchaser to convert audio tracks on CDs to the MP3 audio format, but the software included with the product permitted only 50 conversions. The Company answered the complaint on April 27, 2000, denying plaintiff's allegations. A status conference was conducted on July 26, 2000, and a further status conference was held on January 10, 2001. Discovery has commenced. No class has been certified, but a further status conference to set a timetable for resolution of class certification issues has been scheduled for April 17, 2002. SONICblue intends to contest the certification of the purported class, dispute the lawsuit's allegations and defend this action vigorously.

     On or about November 27, 2001, Pac Tec, a division of La France Corporation, filed a civil action against SONICblue and one of its suppliers, Manufacturer' Services Limited, in the United States District Court for the Eastern District of Pennsylvania, alleging claims against both defendants jointly for breach of contract and promissory estoppel. In the complaint, the plaintiff prays for damages in excess of $2.5 million, plus prejudgment interest and costs of suit. On or about February 15, 2002, the Company filed a motion to dismiss the complaint or for a more definite statement. Opposition to the motion has not yet been served, nor has a date for hearing or other disposition of the motion been set. SONICblue intends to vigorously dispute the plaintiff's claims and defend itself against this action.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our common stock is traded on the Nasdaq National Market under the symbol "SBLU." SONICblue was incorporated as S3 Incorporated on January 9, 1989, and changed its name to SONICblue Incorporated in November 2000. Through November 14, 2000, our common stock was traded on the Nasdaq National Market under the symbol "SIII." The following table indicates the range of the high and low sales prices on Nasdaq as reported in its consolidated transaction reporting system.

                                                               HIGH     LOW
                                                              ------   ------
2001
  First Quarter.............................................  $ 8.25   $ 4.11
  Second Quarter............................................    5.45     3.01
  Third Quarter.............................................    3.30     1.00
  Fourth Quarter............................................    4.20     0.81
2000
  First Quarter.............................................   24.44    11.16
  Second Quarter............................................   19.75    12.06
  Third Quarter.............................................   14.81     8.22
  Fourth Quarter............................................   10.50     3.63

     As of March 26, 2002, there were approximately 2,469 holders of record of the Company's common stock. The Company has never declared or paid cash dividends on its capital stock and does not anticipate paying any cash dividends in the foreseeable future. The Company currently intends to retain future earnings for the development of its business.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

                                                       YEAR ENDED DECEMBER 31,
                                      ---------------------------------------------------------
                                        2001         2000        1999        1998        1997
                                      ---------   ----------   ---------   ---------   --------
                                         (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS AND RATIOS)
STATEMENT OF OPERATIONS DATA
Net sales...........................  $ 213,823   $  536,704   $ 352,583   $ 224,639   $436,359
Gross profit (loss).................    (61,755)     (11,912)     45,422      (2,072)   135,174
Research and development expenses...     28,706       83,433      73,896      78,566     78,612
Selling, marketing and
  administrative expenses...........    102,910      126,852      52,832      41,926     55,879
Restructuring expense and impairment
  charge............................    130,323        6,694          --      33,335     17,180
In-process research and
  development.......................      5,078           --       6,700       8,000         --
Amortization of goodwill,
  intangibles and deferred
  compensation......................     33,686       44,440      12,156          --         --
Loss from operations................   (362,458)    (273,331)   (100,162)   (163,899)   (16,497)
Net income (loss)(2)................   (756,249)     312,828     (30,780)  $(113,204)  $  8,878
Earnings (loss) per share amounts:
  Basic.............................  $   (8.81)  $     3.46   $   (0.52)  $   (2.22)  $   0.18
  Diluted(1)........................  $   (8.81)  $     3.13   $   (0.52)  $   (2.22)  $   0.17
Shares used in computing per share
  amounts:
  Basic.............................     85,855       90,390      59,244      51,078     49,519
  Diluted(1)........................     85,855      101,150      59,244      51,078     51,740


                                                       YEAR ENDED DECEMBER 31,
                                      ---------------------------------------------------------
                                        2001         2000        1999        1998        1997
                                      ---------   ----------   ---------   ---------   --------
                                         (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS AND RATIOS)
BALANCE SHEET DATA
Cash and cash equivalents...........  $  15,251   $   36,582   $  45,825   $  31,022   $ 90,484
Short-term investments..............     82,737      237,690      58,918      88,553     27,186
Working capital.....................    (36,335)     167,301     100,149     152,244    209,993
Total assets........................    413,507    1,099,305     722,647     325,801    492,854
Long-term obligations...............     22,764        4,040      12,010      13,837     27,070
Convertible subordinated notes......    103,300      103,300     103,500     103,500    103,500
Stockholders' equity................     93,560      671,653     382,633     163,530    270,840

---------------

(1) Diluted earnings (loss) per share includes the effect of incremental shares issuable upon the conversion of the convertible subordinated notes, the dilutive effect of outstanding options and an adjustment to net income for the interest expense (net of income taxes) related to the notes unless the impact of such conversion is anti-dilutive. The effect of the conversion was anti-dilutive in 2001, 1999 and 1998.

(2) Our comparative financial results have been affected by equity investments, impairment of intangibles, exiting the chip and board businesses, and our UMC investment.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with "Selected Consolidated Financial Data" and the Consolidated Financial Statements and related Notes included elsewhere in this Report.

     When used in this discussion, the words "expects," "anticipates," "believes," "estimates" and similar expressions are intended to identify forward-looking statements. These statements, which include statements as to sources of revenues, development of technology and products, product mix, the percentage of net sales represented by any particular new or current product, customer concentration, trends in average selling prices, seasonality and trends in shipment levels, the percentage of export sales, trends in net loss, net income, gross margins and cash flow, expected expense levels and plans to reduce expenses, improve supply chain management and focus on higher volume and margin products, the availability and cost of products from the Company's suppliers, investments in research and development, capital expenditures, capital requirements and adequacy of capital resources, expected stock dividends from our UMC stock, plans regarding future financing alternatives, are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, those risks discussed below, as well as risks relating to SONICblue's ability to develop and timely introduce products that address market demands, manufacturing difficulties, the ability of the Company to obtain and retain customers, the impact of alternative technological advances and competitive products, market fluctuations, developments in and expenses relating to litigation, SONICblue's ability to integrate acquired businesses and in a timely manner, the costs of integrating acquired businesses and technologies, and the matters discussed in "Factors That May Affect Our Results." These forward-looking statements speak only as of the date hereof. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any statement is based.

OVERVIEW

     SONICblue designs, develops and markets products for the converging Internet, digital media, entertainment and consumer electronics markets. Our products include Rio digital audio players, ReplayTV personal television technology and software solutions; and Go-Video Dual-Deck VCRs and integrated DVD+VCRs. Prior to the transfer in January 2001 of our graphics chips business to S3 Graphics Co., Ltd., we were a supplier of graphics and multimedia accelerator subsystems for PCs for over ten years.

ACQUISITIONS AND DIVESTITURES

     On August 1, 2001, SONICblue completed the acquisition of ReplayTV, Inc., a developer of personal television technology. The acquisition was accounted for as a purchase. At closing, SONICblue issued 10.4 million shares of common stock and assumed an aggregate of 5.1 million options and warrants to purchase shares of SONICblue common stock in exchange for all of ReplayTV's outstanding equity, and ReplayTV became a wholly owned subsidiary of SONICblue. Prior to closing the acquisition, SONICblue made loans to ReplayTV in the amount of $20.0 million, which became part of the purchase price.

     On June 27, 2001, SONICblue completed the acquisition of Sensory Science Corporation, a developer of consumer electronics products, including dual deck videocassette player/recorders and DVD players. The acquisition was accounted for as a purchase. At closing, SONICblue issued approximately 1.3 million shares of SONICblue common stock to Sensory Science stockholders in exchange for the common stock of Sensory Science outstanding, and Sensory Science became a wholly owned subsidiary of SONICblue. Prior to closing the acquisition, SONICblue made loans to Sensory Science in the amount of $9.8 million, which became part of the purchase price.

     In March 2001, SONICblue completed the sale to ATI Technologies, Inc. ("ATI") of its professional graphics division, based in Starnberg, Germany, which produced the Fire GL line of graphics accelerators. Under the terms of an Asset Purchase Agreement, SONICblue has received $7.9 million in cash through December 31, 2001, and is eligible to receive further financial consideration of up to $2.1 million, contingent upon the Fire GL graphics business, as operated by ATI, achieving future performance targets.

     In January 2001, SONICblue completed the transfer of its graphics chips net assets, other than its shares of common stock of S3-VIA, Inc. ("S3-VIA"), to S3 Graphics Co., Ltd. ("S3 Graphics"), a joint venture between VIA Technologies, Inc. ("VIA") and a wholly owned subsidiary of SONICblue. The joint venture manufactures and distributes semiconductor products and conducts related research and development activities. Pursuant to the joint venture agreement with VIA, SONICblue received 13 million shares of SONICblue common stock in return for a reduction of its economic interest in the future operations of the joint venture to 0.1%. Under the joint venture agreement, SONICblue will also receive earn-out payments if the new venture meets specified profitability goals.

     In November 2000, SONICblue acquired United Kingdom digital audio equipment manufacturer Empeg Limited at an initial purchase price of $1.9 million. In November 2001, a purchase price adjustment of $1.1 million was recorded resulting in a total purchase price of $3.0 million.

     In August 2000, SONICblue shut down its Diamond Multimedia-branded graphics add-in board business. The shutdown did not extend to SONICblue's professional graphics division, headquartered in Germany, which continued to develop and market its line of Fire GL graphics accelerators until, as discussed above, SONICblue sold its professional graphics division to ATI Technologies.

     On February 1, 2000, the Company completed the acquisition of substantially all of the assets of Number Nine Visual Technology Corporation ("Number Nine"). The purchase price of $5.3 million included $5.1 million of cash and $0.2 million in estimated expenses of the transaction. The purchase price was allocated as follows: $0.7 million to the estimated fair value of Number Nine net assets, $0.5 million to workforce-in-place and $4.1 million to goodwill. Goodwill was recorded as a result of consideration paid in excess of the fair value of net tangible and intangible assets acquired. Goodwill and identified acquisition related intangible assets have been amortized on a straight-line basis over 5 years.

     In November 1999, SONICblue established a 50.1% majority-owned corporate joint venture, S3-VIA, with VIA to bring high-performance integrated graphics and core logic chip sets to the volume OEM desktop and notebook PC markets. S3-VIA has exclusive access to both companies' technology and distribution rights for developed products between SONICblue and VIA. SONICblue consolidated the accounts of S3-VIA in its consolidated financial statements through the third quarter of 2001. In the fourth quarter of 2001, the Company terminated its participation in S3-VIA. As a result, SONICblue wrote off the net assets of the joint venture, which resulted in an unrecognized gain of $0.7 million. Since the actual process of withdrawing from the venture will continue and ultimately be a part of other negotiations that are on-going with VIA,

SONICblue has deferred recognition of any gain until a comprehensive settlement of all outstanding issues is reached with VIA.

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

     In September 1999, SONICblue made a significant strategic shift by merging with Diamond Multimedia Systems, Inc. ("Diamond"), an established PC original equipment manufacturer or OEM and retail provider of communications and home networking solutions, PC graphics and audio add-in boards and digital audio players. The transaction was accounted for as a purchase and, accordingly, the results of operations of Diamond and the estimated fair value of assets acquired and liabilities as of September 24, 1999, assumed are included in SONICblue's consolidated financial statements.

CRITICAL ACCOUNTING POLICIES

     The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate these estimates, including those related to revenue recognition, impairment of long-lived assets, inventories, legal contingencies, allowance for doubtful accounts and impairment of goodwill and intangible assets. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

     We believe that of the significant accounting policies used in the preparation of our consolidated financial statements (see Note 1 to the Consolidated Financial Statements), the following are critical accounting policies, which may involve a higher degree of judgment, complexity and estimates.

     Revenue Recognition -- We record estimated reductions to revenue for customer programs and incentive offerings, including price protection, promotions and special pricing agreements. If a different number of customers redeem incentives than estimated, adjustments to revenue may be required. Accruals for estimated sales returns are recorded at the time of the sale. These estimates are based on historical sales returns, analysis of credit memo data and other known factors. If the historical data used to calculate these estimates is not representative of future returns, additional adjustments to revenue may be required.

     Impairment of Long-lived Assets -- Our long-lived assets include a long-term investment in UMC. The recorded value of the long-term investment in UMC is dependent upon the economic conditions in the semiconductor industry and the economy in general. If there is a decline in value that is considered to be other than temporary, we will be required to decrease the value of our long-term investment in UMC, which will be recorded as expense in the period of the decline. We analyze our UMC investment at least quarterly. The short-term portion of the investment represents the unrestricted shares or "available for sale" shares. These shares are recorded as a current asset and are marked-to-market value quarterly. Any holding gain or loss is recognized as a separate component of stockholders' equity as required by SFAS 115. The restricted or long-term portion of the investment is recorded at adjusted cost as a long-term investment. These shares are marked-to-market value only if a decline in value is deemed to be other than temporary or a permanent impairment. In the event of a permanent impairment, the decrease in value of the short and long-term portions of the UMC investment are recorded as expense in the statement of operations.

     Inventories -- We record inventory at the lower of cost or market. Our products typically experience short life cycles and in determining market value, we make assumptions about future demand and market conditions. We utilize a 3-month rolling forecast to identify potential excess and obsolete or slow moving inventory. We may apply judgment to the amounts thus identified in establishing the reserve requirements. If actual conditions are less favorable than the assumptions used, additional inventory write-downs may be required.

     Legal Contingencies -- We are currently involved in certain legal proceedings. Where we believe it is probable an obligation exists we have accrued an estimate of the costs for the resolution of these claims. This estimate has been developed in consultation with outside counsel and is based upon an analysis of potential results, assuming a combination of litigation and settlement strategies. We do not believe these proceedings will have a material adverse effect on our consolidated financial position. It is possible, however, that future results of operations for any particular quarterly or annual period could be materially affected by changes in our assumptions, or the effectiveness of our strategies, related to these proceedings.

     Allowance for Doubtful Accounts -- We evaluate the collectibility of our accounts receivable based on a combination of factors. In circumstances where we are aware of a specific customer's inability to meet its financial obligations to us (e.g., bankruptcy filings, substantial down-grading of credit scores), we record a specific reserve for bad debts against amounts due to reduce the net recognized receivable to the amount we reasonably believe will be collected. For all other customers, we recognize reserves for bad debts based on the length of time the receivables are past due ranging from 0.5% for current amounts to 100.0% for amounts more than 90 days past due. If circumstances change (i.e., higher than expected defaults or an unexpected material adverse change in a major customer's ability to meet its financial obligations to us), our estimates of the recoverability of amounts due us could be reduced by a material amount.

     Impairment of Goodwill and Intangible Assets -- In assessing the recoverability of our goodwill and intangible assets we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. Assets are tested for impairment on a quarterly basis. We use several impairment indicators such as operating losses, significant adverse changes in the legal and economic climate, and changes in the manner in which an asset is used. During 2001, we recorded an impairment charge of $114.5 million. Effective January 1, 2002, we will adopt Statement of Financial Standards No. 142, "Goodwill and Other Intangible Assets," and will be required to analyze our goodwill for impairment issues during the first three months of 2002, and then on a periodic basis thereafter.

RESULTS OF OPERATIONS

     The following table sets forth for the years indicated certain financial data as a percentage of net sales:

                                                               YEAR ENDED DECEMBER 31,
                                                              --------------------------
                                                               2001      2000      1999
                                                              ------     -----     -----
Net sales...................................................   100.0%    100.0%    100.0%
Cost of sales...............................................   128.9     102.2      87.1
                                                              ------     -----     -----
Gross profit (loss).........................................   (28.9)     (2.2)     12.9
Operating expenses:
  Research and development..................................    13.4      15.5      21.0
  Selling, marketing and administrative.....................    48.1      23.6      15.0
  Restructuring expense and impairment charge...............    60.9       1.3        --
  In-process research and development.......................     2.4        --       1.9
  Amortization of goodwill, intangibles and deferred
     compensation...........................................    15.8       8.3       3.4
                                                              ------     -----     -----
       Total operating expenses.............................   140.6      48.7      41.3
                                                              ------     -----     -----
Loss from operations........................................  (169.5)    (50.9)    (28.4)
  Gain (loss) on UMC investment.............................  (262.7)    162.0        --
  Loss on other investments.................................   (12.8)     (1.1)       --
  Gain on sale of manufacturing joint venture...............      --       2.7       6.4
  Interest expense..........................................    (5.1)     (1.7)     (2.1)
  Other income (expense), net...............................     1.6      (0.3)      1.8
                                                              ------     -----     -----
Income (loss) before income taxes...........................  (448.5)%   110.7%    (22.3)%
Income tax expense (benefit)................................   (94.8)     52.4     (13.6)
                                                              ------     -----     -----
Net income (loss)...........................................  (353.7)%    58.3%     (8.7)%
                                                              ======     =====     =====

  NET SALES

     Our current products are used in, and our business is dependent upon, the converging Internet, digital media, entertainment and consumer electronics markets. Sales of our products are primarily in the United States and to a lesser extent in Europe and Asia. Prior to the transfer in January 2001 of our graphics chips business to S3 Graphics and the shutdown of our graphics board business beginning in August 2000, a significant percentage of our sales were to international OEMs.

     The following table summarizes our net sales by product line ($s in millions):

                                                             YEAR ENDED DECEMBER 31,
                                                             ------------------------
                                                              2001     2000     1999
                                                             ------   ------   ------
Consumer Electronics.......................................  $153.1   $ 65.6   $ 15.7
Modems.....................................................    19.7     53.8     34.6
Chips (S3-VIA).............................................    23.4    240.4    196.6
Boards.....................................................    14.3    173.9    103.8
Other......................................................     3.3      3.0      1.9
                                                             ------   ------   ------
  Total....................................................  $213.8   $536.7   $352.6
                                                             ======   ======   ======

     Net sales were $213.8 million in 2001, a decrease of 60.2% from $536.7 million in 2000. This decrease was due to the transfer of the graphics chips business to S3 Graphics in January 2001, the sale of the professional graphics division to ATI Technologies in March 2001 and the shutdown of the multimedia board business in the third quarter of fiscal 2000. This was partially offset by the sales of Go-Video dual-deck

VCRs and integrated DVD/VCRs, which was acquired by SONICblue through the acquisition of Sensory Science in June 2001. More than 80% of our net sales in 2001 consisted of consumer electronics products and Diamond brand modems. We expect that consumer electronics and modem products will represent our core technology for the foreseeable future.

     Net sales were $536.7 million in 2000, an increase of 52% from $352.6 million in 1999. This increase was due to the acquisition of Diamond in 1999 and the inclusion of Diamond product sales in revenues beginning on September 24, 1999. Net sales in 2000 consisted primarily of graphics chips, Diamond brand graphics add-in cards, modem and communications products and Rio digital audio players. In 2000 our consumer electronics and modem products represented 22% of net sales as we exited the graphics business. Net sales for 1999 consisted primarily of graphics chip and board products. In 1999 our consumer electronics and modem products represented 14% of net sales.

     We expect that the percentage of net sales represented by any one product or type of product may change significantly from period to period as new products are introduced and existing products reach the end of their life cycles. We anticipate that the majority of our revenues will continue to be generated from our consumer electronics and modem product lines. No further revenues are anticipated from chips and boards. We have experienced significant year over year revenue growth in our core technology products of consumer electronics and modems. This core revenue grew 45% to $172.8 million in 2001 from $119.4 million in 2000, and 137% to $119.4 million in 2000 from $50.3 million in 1999. Due to competitive price pressures, our products experience declining average selling prices over time, which at times can be substantial.

     Sales of our products are primarily in the United States and to a lesser extent in Europe and Asia. International sales accounted for 24% in 2001, 56% in 2000 and 70% in 1999 of net sales, excluding the net sales of S3-VIA. Although there can be no assurances that international sales as a percentage of net sales will remain at current levels, we expect such sales will continue to represent a consistent percentage of net sales. All sales transactions are denominated in U.S. dollars.

     Costco and Best Buy accounted for 13% and 12% of net sales in 2001, excluding the net sales of S3-VIA. One customer accounted for 21% of net sales in 2000 excluding the net sales of S3-VIA. Two customers accounted for 19% and 10% of net sales in 1999. We expect a significant portion of our future sales to remain concentrated within a limited number of strategic customers. Sales to any particular customer may fluctuate significantly from quarter to quarter.

  GROSS MARGIN

     We had a negative gross margin of 29% in 2001, a negative gross margin of 2% in 2000 and a positive gross margin of 13% in 1999. The decrease in margin in 2001 was primarily the result of costs associated with exiting the graphics board and chip businesses as well as $58.9 million in production cancellation costs and write-downs of tooling and obsolete inventory associated with restructuring activities. The negative gross margin in 2000 was primarily the result of a high sales mix of lower margin MP3 players and modem products, and a $3.4 million charge for the write-down of inventory relating to the shutdown of the Diamond Multimedia branded graphics add-in board business. Another factor resulting in decreased 2000 gross margin was the highly competitive pricing pressures in the market for mainstream and entertainment graphics accelerators. This was partially offset by improving margins on our desktop chips and communications products. Gross margin in 1999 was favorably affected by an increase in average selling prices and an increase in sales of products with higher margins, partially offset by charges for excess and obsolete inventory and lower of cost or market provisions made in 1999.

     During the quarter ended December 31, 2001, we had a positive gross margin of 18%. This was primarily the result of adding the Sensory Science product lines and supply chain management efficiencies as well as our focus on higher volume and higher margin products. In the future, our gross margin percentages may be affected by increased competition and related decreases in the unit average selling prices particularly with respect to older generation products, timing and volume of shipments of new products, the availability and cost of products from our suppliers, changes in the mix of products sold and the extent to which we incur or obtain additional licensing fees. Although there can be no assurances, we expect gross margin improvements in the upcoming year due to continuing efforts to improve supply chain management and our focus on higher volume and higher margin products.

  RESEARCH AND DEVELOPMENT EXPENSES

     Research and development expenses consist primarily of salaries, related benefits, and fees for consulting services. Research and development expenses were $28.7 million in 2001, $83.4 million in 2000 and $73.9 million in 1999. Research and development expenses decreased 66% from 2000 to 2001, primarily due to reduced headcount and related personnel costs resulting from the shutdown of our multimedia board business and the transfer of our graphics chips business. Research and development expenses increased by 13% from 1999 to 2000 as a result of the increased headcount and related expenses associated with the Diamond acquisition.

     We have made and intend to continue to make significant investments in research and development to remain competitive by developing new and enhanced products. We intend to continue to focus on core technology and products while concentrating on efforts to reduce overhead, headcount and related costs.

  SELLING, MARKETING AND ADMINISTRATIVE EXPENSES

     Selling, marketing and administrative expenses consist primarily of salaries, related benefits, selling costs, facilities costs and fees for professional services, such as legal and accounting services. Selling, marketing and administrative expenses were $102.9 million in 2001, $126.9 million in 2000 and $52.8 million in 1999. Selling, marketing and administrative expenses decreased 19% from 2000 to 2001 primarily due to reduced headcount and related personnel costs resulting from the shutdown of the multimedia board business and the transfer of our graphics chips business and restructuring activities in 2001. This decrease was partially offset by the cost of settling securities litigation, totaling $8.6 million in 2001.

     The 140% increase in selling, marketing and administrative expenses from 1999 to 2000 was due primarily to the integration and combination of selling, marketing and administrative headcount and related expenses associated with the acquisition of Diamond and Empeg Limited. Other factors that affected marketing expenses were costs associated with the refocusing of our business including our name change and image in November 2000.

     We expect a further reduction of selling, marketing and administrative expenses in 2002 due to our on going cost containment efforts and as we fully realize the benefits of our 2001 restructuring activities.

  RESTRUCTURING EXPENSE AND IMPAIRMENT CHARGE

     In April 2001, we adopted a restructuring plan relating to our long-term strategy and focus on changes in the market, technology, customer demands, and methods of distribution. We continued the restructuring activities in both the third and fourth quarters of 2001. Specific actions included reducing our worldwide workforce by approximately 200 employees, consolidating facilities, discontinuing unprofitable products and closing offices in unprofitable locations. Restructuring expenses of $130.3 million in 2001 primarily included the write-off of goodwill and other intangibles ($110.2 million), facilities closure expenses ($8.9 million), personnel severance compensation and related expenses ($6.0 million) and contract termination and other costs ($5.2 million). As part of the restructuring, we also expensed approximately $59.8 million in inventory and related charges, through cost of sales.

     Due to the circumstances created by the significant downturns in the digital media markets, we recorded an impairment charge against the goodwill and intangibles associated with our acquisitions of Diamond Multimedia and Empeg Limited. These downturns negatively affected the forecasted revenues and cash flows from the Diamond and Empeg Limited businesses acquired in 1999 and 2000. In accordance with our policy, undiscounted cash flows indicated that the assets were impaired. We calculated the impairment charge by comparing the expected discounted future cash flows to the carrying amount of the related intangible assets. This resulted in a $110.2 million impairment write-down of goodwill and other intangibles during 2001.

     In August 2000, we adopted a restructuring plan relating to the shutdown of our Diamond Multimedia-branded add-in board business to reflect our long-term strategy and focus. Specific actions taken included the write-off of intangibles ($4.4 million), facilities closure expenses ($0.8 million) and personnel severance compensation and related expenses ($1.5 million). As part of the restructuring, we also expensed $3.4 million in inventory, through cost of sales.

     The related accrued restructuring and impairment charges activity was as follows (in thousands):

                                  SEVERANCE         REDUNDANT
                               COMPENSATION AND    FACILITIES     GOODWILL AND   CONTRACT AND
                               RELATED EXPENSES   RELATED COSTS   INTANGIBLES    OTHER COSTS      TOTAL
                               ----------------   -------------   ------------   ------------   ---------
Restructuring and Impairment
  Charges....................       $1,506                --       $   4,376       $   812      $   6,694
Cash Payments................         (266)               --              --            --           (266)
Non-Cash Charges.............           --                --          (4,376)           --         (4,376)
                                    ------           -------       ---------       -------      ---------
BALANCE DECEMBER 31, 2000....       $1,240                --              --       $   812      $   2,052
Restructuring and Impairment
  Charges....................        5,969             8,856         110,162         5,336        130,323
Cash Payments................       (4,566)             (928)             --        (1,131)        (6,625)
Non-Cash Charges.............           --            (1,365)       (110,162)       (3,630)      (115,157)
                                    ------           -------       ---------       -------      ---------
BALANCE DECEMBER 31, 2001....       $2,643           $ 6,563              --       $ 1,387      $  10,593
                                    ======           =======       =========       =======      =========

  IN-PROCESS RESEARCH AND DEVELOPMENT EXPENSES

     In-process research and development expenses in 2001 included a write-off of acquired technologies of $0.9 million related to the purchase of Sensory Science Corporation and $4.2 million related to the purchase of ReplayTV, Inc. In-process research and development expenses in 1999 included a write-off of acquired technologies of $6.7 million related to the purchase of Diamond Multimedia Systems, Inc.

     The $0.9 million and $4.2 million of in-process research and development charges represents the value, using a discounted cash flow methodology, to be attributable to the in-process research and development of Sensory Science Corporation and ReplayTV, Inc. based on a valuation analysis of such research and development. These amounts were determined through valuation techniques generally used by appraisers in the high-technology industry and were immediately expensed in the period of acquisition because technological feasibility had not been established and no alternative use had been identified. Management believes that the allocation of the purchase price to in-process research and development is appropriate given the future potential of this research and development to contribute to our operations.

  AMORTIZATION OF GOODWILL, INTANGIBLES AND DEFERRED COMPENSATION

     Amortization of goodwill and intangibles was $32.8 million in 2001, $44.4 million in 2000 and $12.2 million in 1999. The decrease in 2001 is due to the write off of approximately $110.2 million of goodwill and other intangibles in 2001, partially offset by the increased amortization associated with goodwill and intangibles recorded in conjunction with the acquisition of Sensory Science. Deferred compensation expense was $0.9 million in 2001 resulting from the amortization of the $4.8 million of deferred compensation recorded in conjunction with the acquisition of ReplayTV, Inc., and deferred compensation expense was zero in 2000 and 1999.

     Amortization of goodwill and intangibles increased $32.2 million from 1999 to 2000 primarily due to the full year of amortization of goodwill and intangibles recorded as a result of the Diamond acquisition. The Diamond acquisition was effective in September 1999, at which time the amortization began.

     Amortization charges should decrease further in 2002 due to the full year impact of the 2001 write off noted above and the implementation of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized. Intangible assets with finite useful lives will continue to be amortized over their respective useful lives. Amortization of goodwill alone was $22.5 million in 2001, $37.0 million in 2000 and $9.7 million in 1999.

  GAIN (LOSS) ON UMC INVESTMENT

     The Company sold 191 million shares of UMC stock in 2001 and sold 15 million shares in 2000 on the Taiwan Stock Exchange, resulting in realized losses of $93.3 million and $10.8 million respectively.

     At December 31, 2000, the market value of the investment in UMC had declined to an amount significantly below its original basis. We determined at that point that this decline was related to the downturn in the semiconductor industry as a whole and was temporary in nature due to the historically cyclical nature of the industry. During the first half of 2001, we concluded that the downturn in the semiconductor industry and the economy in general was more severe than previously anticipated and that there was a great deal of uncertainty regarding when the semiconductor industry would recover from this down cycle. Because we concluded that the decline in value of UMC was other than temporary, we reported an unrealized loss on the UMC investment of $468.3 million, based on the market value at June 30, 2001.

  GAIN (LOSS) ON OTHER INVESTMENTS

     During 2001 we recognized a loss of $27.4 million primarily related to the write-down of certain equity investments. During 2000 we recognized a loss of $5.5 million and during 1999 a loss of $0.1 million related to these investments. The downturn in the economy, particularly in the high technology sector, contributed to the decline in the market value of these securities.

  GAIN ON SALE OF MANUFACTURING JOINT VENTURE

     On December 31, 1997, we entered into an agreement with UMC, to sell to UMC 80 million shares of stock of USC, for a price of approximately $68.0 million. We received the sales price in January 1998 upon closing. The gain on the sale of stock in USC recorded in 1998 was $26.6 million. In June 1999, we amended our agreement with UMC. Under the terms of the amended agreement, UMC agreed to pay us approximately $37.1 million in cash and we agreed to release UMC from certain contingencies associated with the USC stock sale and to grant a license to UMC for certain patents for products manufactured by UMC. We recognized the gain on this transaction over five fiscal quarters beginning in the quarter ended June 30, 1999, as payments were received. In 1999, the gain recognized on the sale of the stock in USC was $22.4 million. In 2000, the gain recognized on the sale of stock in USC was $14.7 million. No gain was recognized during 2001 as payments have ceased under the agreement.

  INTEREST EXPENSE

     Interest expense increased to $10.9 million in 2001 up from $9.2 million in 2000 up from $7.2 million in 1999, primarily due to increased interest and bank fees associated with lines of credit and increased borrowings. During the fourth quarter of 2001, we paid off our remaining loan balance with China Trust. We expect to continue to incur significant interest charges associated with our convertible subordinated debt and, to a lesser extent, interest and fees associated with our line of credit.

  OTHER INCOME (EXPENSE), NET

     Other income (expense) net was $3.4 million, $(1.9) million and $6.3 million in 2001, 2000 and 1999, respectively. The other income increase from 2000 to 2001 was primarily due to proceeds received from ATI upon reaching certain milestones associated with the sale of our professional graphics division and on the mark-to-market impact of our call option collars. We obtained the call option collars in connection with the sale of a portion of our UMC holdings in 2001. The other income decrease from 1999 to 2000 was primarily due to foreign currency losses in 2000. The other income in 1999 consisted primarily of foreign currency gains.

  INCOME TAXES

     Our effective tax benefit rate was 21.1% for 2001 as compared to an effective tax rate of 47.4% for 2000, and a tax benefit rate of 60.9% for 1999. Our effective tax benefit rate for 2001 reflects the expected benefits of current year and prior year net operating loss and tax credit carryovers, offset by valuation allowances related to our net tax assets. The effective tax rate for 2000 reflects the effects of the gain on the UMC shares and the inability to use the goodwill amortization and foreign losses to reduce taxable income. The benefit tax rate for 1999 reflects the expected benefits of current year and prior year net operating loss and tax credit carryovers. Due to uncertainty associated with our prospective ability to realize the benefits of our tax assets, we have fully reserved the value of our net deferred tax assets and do not expect to record any tax benefit or provision associated with any further operating losses in the near future dependent upon results from foreign operations and unrealized gains from investments, including UMC shares.

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents decreased approximately $21.3 million to $15.3 million in 2001 from $36.6 million in 2000. This decrease was primarily due to cash used in operations of $142.0 million, and repayments of notes payable and other financing activities of $65.8 million, partially offset by cash provided from sales of UMC and other investing activities of $186.5 million.

     Cash used for operating activities was $142.0 million in 2001. This amount was far less than our $756.2 million net loss because our net loss included several charges that did not use cash such as the loss on our UMC investment of $561.6 million, the decrease in deferred income taxes of $202.8 million and the charges related to the impairment of long-lived assets of $115.5 million.

     Cash used for operating activities was $221.2 million in 2000 and consisted primarily of net income of $312.8 million, which included a non-cash gain on our UMC investment of $869.4 million. This was partially offset by non-cash charges including a decrease of deferred income taxes of $278.2 million and amortization and depreciation of $64.8 million.

     Investing activities provided cash of $186.5 million in 2001 and consisted primarily of $228.6 million received from sales and maturities of short-term investments including cash received from the sale of 191 million UMC shares on the Taiwan Stock Exchange, offset by funding provided to ReplayTV and Sensory Science, in connection with our acquisitions of those companies.

     Investing activities provided cash of $29.5 million in 2000 and consisted primarily of sales and maturities of short-term investments of $170.2 million, including a portion of our UMC investment, partially offset by purchases of short-term investments and equity investments in technology companies of $140.2 million.

     Financing activities used cash of $65.8 million in 2001 and consisted of repayments of notes payable partially offset by sales of common stock. Financing activities provided cash of $182.5 million in 2000 and consisted of sales of common stock of $162.0 million, including proceeds from the private sale of stock to VIA, and borrowings under notes payable totaling $20.5 million.

     We had a working capital deficit of $36.3 million at December 31, 2001, and positive working capital of $167.3 million at December 31, 2000. The decrease in working capital is primarily attributable to the significant degradation in the value of our available-for-sale UMC holdings, combined with continued operating losses and our investments in Sensory Science and ReplayTV. We funded our 2001 operating losses and investment activities primarily through the sale of a portion of our holdings in UMC.

     A portion of the UMC shares received by SONICblue are subject to restrictions on their sale that lapse over a three-year period. At December 31, 2001, approximately 76 million shares were subject to restrictions that will lapse in more than one year and are recorded at adjusted cost as a long-term investment. The 52 million unrestricted shares includes shares where the restrictions will lapse in one year or less. These shares are recorded as a current asset and are marked-to-market value through other comprehensive income. In addition, we expect to receive a declared stock dividend of 15 million shares of available for sale and freely tradable stock in August 2002.

     Sensory Science Corporation, a wholly owned subsidiary of SONICblue, has loans under a line of credit with Congress Financial Corporation, which has a maturity date of March 25, 2003. The maximum line of credit is $25.0 million with a borrowing limit of $22.5 million, limited by a borrowing base determined by specific inventory and receivable balances of Sensory Science and an availability block of $5.0 million. The line of credit is collateralized by assets of Sensory Science Corporation and by a guarantee of SONICblue.

     During 2001, we sold a portion of our UMC holdings, aggregating approximately 38.9 million shares, in a derivative transaction. In connection with the sales of these UMC holdings, we purchased a series of call option collars on UMC stock with an aggregate notional amount of 38.9 million shares. These transactions provided us funds from the sale of the shares while allowing us to participate in future increases in the value of UMC shares, if any, through this series of call option collars.

     We have incurred significant losses and expect such losses to continue for at least the next twelve months. Our net loss for the year ended December 31, 2001 was $756.2 million. As of December 31, 2001, we had an accumulated deficit of $487.6 million and cash, cash equivalents, and short-term investments of $98.0 million. We expect to experience negative cash flow from operations for at least the next few quarters and believe that sufficient funds will be available to support planned operations through December 2002. Our future cash requirements will depend on a number of factors including:

     - the rate at which customers accept and purchase our existing and future products;

     - the rate at which we invest in engineering, development and intellectual property with respect to existing and future products;

     - the level of marketing required to acquire and maintain a competitive position in the marketplace;

     - the operational costs that we incur to continue to develop our business as a whole;

     - our ability to sell our UMC shares, when needed, and at reasonable prices;

     - receipt, in August 2002, of the declared stock dividend of 15 million UMC shares;

     - use of financial instruments to allow us to monetize our long-term UMC share holdings;

     - the willingness of the creditors of our legacy businesses to accept extended payment terms; and

     - pending litigation as discussed in Item 3 "Legal Proceedings."

     We recognize the desirability for the infusion of cash during fiscal 2002 and are actively pursuing various options. However, there can be no assurance that we will be able to raise additional funds on favorable terms or at all.

     In addition, we may wish to selectively pursue possible acquisitions of, or investments in businesses, technologies or products complementary to ours in order to expand our geographic presence, broaden our product offerings, and achieve operating efficiencies. We may not have sufficient liquidity, or we may be unable to obtain additional financing on favorable terms or at all, in order to finance such an acquisition or investment.

     An adverse business or legal development may require us to raise additional financing. We recognize that we may be required to raise such additional capital, at times and in amounts, which are uncertain, especially under the current capital market conditions. If we are unable to acquire additional capital or are required to raise it on terms that are less satisfactory than we desire, it may have a material adverse effect on our financial condition, which could require additional restructuring of our company. If necessary, we may be required to consider curtailing our operations significantly or to seek arrangements with strategic partners or other parties that may require us to relinquish significant rights to products, technologies or markets.

     Our contractual obligations and commitments, which are described elsewhere in our financial statements have been summarized in the table below:

                                                                        PAYMENTS DUE IN
                                        BALANCE AS OF     --------------------------------------------
      CONTRACTUAL OBLIGATIONS         DECEMBER 31, 2001    2002     2003-2004   2005-2006   AFTER 2006
      -----------------------         -----------------   -------   ---------   ---------   ----------
                                                           (DOLLARS IN THOUSANDS)
Lease commitments...................      $ 82,919        $13,605   $ 24,368     $20,317     $24,629
Long-term debt......................       103,300             --    103,300          --          --

                                                                      AMOUNTS EXPIRING IN
                                        BALANCE AS OF     --------------------------------------------
COMMITMENTS                           DECEMBER 31, 2001    2002     2003-2004   2005-2006   AFTER 2006
-----------                           -----------------   -------   ---------   ---------   ----------
                                                           (DOLLARS IN THOUSANDS)
Financial guarantees................      $    662        $    --   $     --     $    --     $    --
Lines of credit.....................        15,321             --         --          --          --

     Under lease commitments we have included total future minimum rent expense under non-cancelable leases for both current and abandoned facilities.

RECENT ACCOUNTING PRONOUNCEMENTS

     In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS 141 requires that all business combinations be accounted for by the purchase method of accounting and changes the criteria for recognition of intangible assets acquired in a business combination. The provisions of SFAS 141 apply to all business combinations initiated after June 30, 2001. We do not expect that the adoption of SFAS 141 will have a material effect on our consolidated financial position or results of operations.

     SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized; however, these assets must be reviewed at least annually for impairment. Intangible assets with finite useful lives will continue to be amortized over their respective useful lives. The standard also establishes specific guidance for testing for impairment of goodwill and intangible assets with indefinite useful lives. The provisions of SFAS 142 will be effective for our fiscal year 2002. However, goodwill and intangible assets associated with the acquisition of ReplayTV in August 2001 were subject to the non-amortization provisions of SFAS 142 during 2001. Amortization of goodwill alone was $22.5 million in 2001, $37.0 million in 2000 and $9.7 million in 1999. Based upon acquisitions completed as of June 30, 2001, application of the goodwill non-amortization provisions is expected to result in a decrease in amortization of goodwill and intangible assets of approximately $18.2 million for 2002 from $32.8 million to $14.6 million.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. The provisions of SFAS 144 will be effective for our fiscal year 2002 and will be applied prospectively. We are currently in the process of evaluating the potential impact that the adoption of SFAS 144 will have on our consolidated financial position and results of operations.

                      FACTORS THAT MAY AFFECT OUR RESULTS

BECAUSE SONICBLUE'S LARGEST FINANCIAL ASSET IS ITS SHARES OF UNITED MICROELECTRONICS CORPORATION, THE VOLATILITY OF SONICBLUE COMMON STOCK AND AVAILABLE CASH MAY BE INFLUENCED BY THE VOLATILITY OF UMC'S STOCK PRICE. SONICBLUE'S ABILITY TO SELL ITS UMC SHARES IS SUBJECT TO LOCKUP AND PLEDGE RESTRICTIONS.

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

     In addition, due to Taiwan governmental restrictions, as of December 31, 2001, approximately 126 million of SONICblue's UMC shares are subject to lockup restrictions, which are being released over a three-year period ending in January 2004. As a result, SONICblue's ability to sell its UMC shares is limited.

SONICBLUE EXPERIENCED NET OPERATING LOSSES IN THE PAST AND MAY EXPERIENCE NET OPERATING LOSSES AGAIN IN THE FUTURE.

     SONICblue had a net loss of $756.2 million for the year ended December 31, 2001, primarily resulting from the recognition of a loss of $561.6 million related to the decline in value of its UMC shares. SONICblue had net income of $312.8 million for the year ended December 31, 2000, primarily from recognizing a gain of $869.4 million on the UMC shares but not as a result of income from operations. SONICblue had a net loss of $30.8 million for 1999. With the completion of the transfer of SONICblue's graphics chips business, SONICblue's ability to achieve operating profitability depends primarily on its success in refocusing its business resources and in executing its business plan for its refocused business. In addition, SONICblue must achieve positive gross margins at a level sufficient to offset its operating expenses. SONICblue experienced negative gross margins in 2000 and in the first six months of 2001 and could continue to experience negative gross margins. SONICblue cannot assure you that it will be able to maintain the positive gross margins it achieved in the last six months of 2001, nor can SONICblue assure you that it will be able to achieve operating profitability. If SONICblue is unable to achieve operating profitability or incurs future losses and negative cash flow, its stock price would likely decline.

SONICBLUE HAS RECENTLY CHANGED THE FOCUS OF ITS BUSINESS AND MAY BE UNSUCCESSFUL OR EXPERIENCE DIFFICULTIES IN IMPLEMENTING THIS CHANGE. IF THIS OCCURS, SONICBLUE MAY NOT BE ABLE TO ACHIEVE OPERATING PROFITABILITY.

     In January 2001, SONICblue completed the transfer of its graphics chips business to S3 Graphics Co., Ltd., a joint venture between VIA Technologies, Inc. and a wholly owned subsidiary of SONICblue. Concurrently, SONICblue realigned its resources to focus on the converging Internet, digital media, entertainment and consumer electronics markets. To that end, SONICblue recently completed acquisitions of Sensory Science Corporation and ReplayTV, Inc., both of which are in the consumer electronics and digital media industries. SONICblue has a limited operating history with these markets, and its shift in focus may prove to be unsuccessful. In connection with this shift in focus, it may be necessary to implement new business processes and internal controls. In addition, the convergence of these industries is new and continually evolving. SONICblue must compete with larger, more established competitors in these markets, and SONICblue may be unable to achieve market success. SONICblue's profitability depends on its ability to successfully implement its new business strategy.

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

A REDUCTION IN THE AVAILABILITY OR EASE OF DOWNLOADING MUSIC FROM THE INTERNET WILL HURT THE SALES OF SONICBLUE'S PRODUCTS.

     SONICblue's digital audio products play music downloaded from the Internet and CDs. Currently, a variety of litigation is pending that could decrease the availability of downloadable music available on the Internet. For example, the five major record companies have sued Napster.com, an Internet service that allows its users to swap songs. The lawsuits maintain that the swapping of music between different users free of charge is a violation of the copyright laws in the United States. If the record companies prevail in the litigation, and Napster or companies offering similar services are forced to limit the selection of music available for download or are forced to go out of business, there would be a reduction in the amount of music available to consumers on the Internet. In March 2001, the court issued an injunction that ordered Napster to prevent users from trading copyrighted songs on its web site. Napster suspended its file transfer services in July 2001, and while Napster reached a preliminary settlement with the National Music Publishers Association, litigation continues with respect to copyright infringement claims. Napster has announced plans to launch a subscription-based service for digital music. Members of the music and film industries have filed lawsuits against other web sites that offer file transfer services similar to those previously offered by Napster.

     Some web sites and record companies are working to provide fee-based downloading of copyright-protected music files. If these web sites are unsuccessful in providing copyright-protected music files or if consumers find the downloading too difficult or expensive, acceptance of the Internet as a source of music would decline. In addition, the rate at which the major record companies make their music available for digital purchases may discourage the use of digital audio players or reduce SONICblue's sales. Some record companies and Internet companies are distributing, or have announced plans to create, CDs or digital music that cannot be copied or can only be copied a limited number of times, which would also limit the ability of users to download music from their own CD collections or share their music with others. New copyright protection measures, such as these, increased fees associated with making multiple copies of music from personal collections, or changes in copyright laws, could diminish the ability of consumers to download music to SONICblue's digital audio products. Reductions in the availability or ease of downloading music from the Internet, or limitations on copying from personal CDs, could also impair the use and sale of SONICblue's digital audio products.

SONICBLUE HISTORICALLY HAS HAD SIGNIFICANT PRODUCT CONCENTRATION AND CURRENTLY DEPENDS ON THE HEALTH OF THE CONSUMER ELECTRONICS MARKET. THIS MEANS THAT A DECLINE IN DEMAND FOR A SINGLE PRODUCT, OR IN THE CONSUMER ELECTRONICS MARKET IN GENERAL, COULD SEVERELY AFFECT SONICBLUE'S OVERALL REVENUES AND FINANCIAL RESULTS.

     SONICblue's revenues have historically been dependent on the markets for graphics/video chips for PCs and on its ability to compete in those markets. With the completion of the transfer of the graphics chips assets to a joint venture between VIA and a wholly owned subsidiary of SONICblue, SONICblue's remaining businesses continue to have significant product concentration. SONICblue is dependent on the markets for digital audio players, digital and analog video products, modems, and other consumer electronics products. SONICblue's business would be materially harmed if it were unsuccessful in selling digital audio players, including its Rio players, its Go Video VCRs and DVD players or its ReplayTV digital video recorders. A decline in demand or average selling prices for these products would have a material adverse effect on SONICblue's sales and operating results.

SONICBLUE'S BUSINESS IS DEPENDENT ON THE INTERNET AND THE DEVELOPMENT OF THE INTERNET INFRASTRUCTURE.

     The acceptance and sale of SONICblue's products could decrease if the infrastructure of the Internet, particularly the development of broadband Internet access, does not continue to be developed and maintained. For example, if consumers do not have the necessary speed and data capacity for downloading music, rendering the Internet too slow of a method for obtaining music, consumers may choose not to download music, which will decrease demand for SONICblue's digital audio products. Similarly, SONICblue's ReplayTV 4000 digital video recorders rely or will rely on high-speed access to the Internet to provide compelling content or, to access television programming information and send recorded programs to friends.

In addition, SONICblue's success will depend in large part on increased use of the Internet, which in turn can increase demand for high-speed communications products and the products that benefit from high-speed connections. SONICblue's success will also depend on businesses and consumers using the Internet more frequently for applications that use multimedia content and that require high bandwidth. Recent growth in Internet use has caused frequent periods of performance degradation. Any perceived degradation in the performance of the Internet as a whole could undermine the benefits of SONICblue's connectivity and digital media products, such as Rio digital audio players and ReplayTV 4000 products. The performance of SONICblue's products depends on the speed and reliability of the Internet infrastructure itself. As a result, the emergence and growth of the market for SONICblue's products will depend on improvements being made to the entire Internet infrastructure.

THE JOINT VENTURE WITH VIA WILL REQUIRE SONICBLUE TO PAY SPECIFIED LIQUIDATED DAMAGES IF CERTAIN EVENTS OCCUR, AND EARN-OUT PAYMENTS TO SONICBLUE FROM THE JOINT VENTURE ARE SUBJECT TO THE JOINT VENTURE MEETING AGGRESSIVE PROFITABILITY GOALS.

     The investment agreement between SONICblue, VIA and S3 Graphics provides that under certain circumstances, SONICblue may be required to pay VIA significant liquidated damages if, unless as a result of certain acts or omissions on the part of either VIA or S3 Graphics, S3 Graphics is prevented by court order from utilizing SONICblue's patent cross-license with Intel Corporation or if SONICblue enters into a settlement agreement with Intel such that S3 Graphics can no longer operate under the patent cross-license. In September 2001, Intel filed a patent infringement lawsuit against S3 Graphics and VIA. SONICblue is not a party to the lawsuit. The lawsuit is in early stages. Any liquidated damages that SONICblue might be required to pay to VIA under the investment agreement may under certain circumstances be reduced by amounts paid by SONICblue to Intel in connection with any lawsuit and amounts owed to SONICblue by either VIA or S3 Graphics. An adverse result or settlement with regard to these proceedings could have a material adverse effect on SONICblue's financial condition or results of operations.

     SONICblue will receive earn-out payments if S3 Graphics meets aggressive profitability goals specified in the joint venture agreement between the parties. There can be no assurance that S3 Graphics will be able to meet these profitability goals.

SONICBLUE MAY NOT BE ABLE TO SUCCESSFULLY MANAGE THE GROWTH AND EXPANSION OF ITS BUSINESS.

     In the past two years, particularly following its merger with Diamond and with its recent acquisitions of Sensory Science and ReplayTV, SONICblue has experienced a significant expansion in the overall level of its business and the scope and changed nature of its operations, including manufacturing, research and development, marketing, technical support, customer service, sales and logistics. This expansion has resulted in significant challenges, and a need for substantial investment in, infrastructure, process development and information systems, including:

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

     SONICblue may not successfully address these challenges. SONICblue's future operating results will depend in large measure on its ability to implement operating, manufacturing and financial procedures and controls, that not only address the expansion of its operations but also the change in focus of its business from graphics chips and boards to consumer electronic products, improve communication and coordination among the different operating functions, integrate functions such as sales, procurement and operations, strengthen management information and telecommunications systems, and continue to hire additional qualified personnel in key areas. SONICblue may be unable to manage these activities and implement these additional procedures, controls and systems successfully. Any failure to do so could cause SONICblue's short-term and long-term operating results to suffer.

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

     - general consumer electronics industry conditions, including changes in demand and associated effects on inventory and inventory practices; and

     - general economic conditions, including economic conditions in North America, Europe and Asia in particular, that could affect the timing of customer orders and capital spending and result in order cancellations or rescheduling.

     Some or all of these factors could adversely affect demand for SONICblue's products and its future operating results. Most of SONICblue's operating expenses are relatively fixed in the short-term. SONICblue may be unable to rapidly adjust spending to compensate for any unexpected sales shortfall, which could harm its quarterly operating results. Because the lead times of firm orders are typically short in the consumer products industry, SONICblue does not have the ability to predict future operating results with any certainty. Because of the above factors, you should not rely on period-to-period comparisons of results of operations as an indication of future performance.

THE DEMAND FOR SONICBLUE'S PRODUCTS HAS HISTORICALLY BEEN WEAKER IN CERTAIN QUARTERS, WHICH MAKES IT DIFFICULT TO COMPARE ITS QUARTERLY RESULTS.

     Due to industry seasonality, demand for video, digital audio and other consumer electronic products is strongest during the fourth quarter of each year and is generally slower in the period from March through August. This seasonality may become more pronounced and material in the future to the extent that:

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

     The converging Internet, digital media, entertainment and consumer electronics markets in which SONICblue competes are intensely competitive and are likely to become more competitive in the future. Because of this competition, SONICblue faces a constant and increasing risk of losing customers to its competitors. The competitive environment also creates downward pressure on prices and requires higher spending to address the competition, both of which tend to keep gross margins lower. SONICblue believes that the principal competitive factors for its products are:

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

     Many of SONICblue's current and potential competitors have substantially greater financial, technical, manufacturing, marketing, distribution and other resources. Some of these competitors may also have greater name recognition and market presence, longer operating histories, greater market power and product breadth, lower cost structures and larger customer bases. As a result, these competitors may be able to adapt more quickly to new or emerging technologies and changes in customer requirements. In addition, some of SONICblue's principal competitors may have the advantage of producing their own component parts, and, therefore, benefit from capacity, cost and technical advantages.

     In some markets where SONICblue is a relatively new entrant, including digital audio or Internet music players and digital video products, it faces dominant competitors that include Apple (digital audio players), Compaq (home digital audio players and digital audio players), 3Com (modems), Creative Technology under the name Creative Labs (modems and digital audio players), Handspring (digital audio player add-ons to PDAs), Gateway (home network digital audio players), HP (home digital audio players), Kenwood (home digital audio players), Microsoft (digital video recorders), Motorola (handheld consumer electronics), Panasonic (digital audio players, digital video recorders and combination TV/DVD/VCR players), Philips (digital audio players, home digital audio players, digital video recorders and home theater-in-a-box solutions), Pioneer (home theater-in-a-box solutions), RCA (digital video recorders), Samsung (digital audio players, digital audio player mobile telephones and combination DVD/VCR players), Sony (home theater-in-a-box solutions, consumer electronic music, digital audio players and digital video recorders), Thompson Multimedia (digital audio players), TDK (CD MP3 players) and TiVo (digital video recorders). Some of SONICblue's products face a variety of competitive sources. For example, digital audio players compete against traditional stereos and CD players. In addition, the markets in which SONICblue competes are expected to become increasingly competitive as PC products support increasingly more robust multimedia functions and companies that previously supplied products providing distinct functions (for example, companies today primarily in the sound, modem, microprocessor or motherboard markets) emerge as competitors across broader or more integrated product categories.

SONICBLUE OPERATES IN MARKETS THAT ARE HIGHLY CYCLICAL AND VULNERABLE TO SHARP DECLINES IN DEMAND AND AVERAGE SELLING PRICES.

     SONICblue operates in the digital media and consumer electronics markets. These markets have in the past experienced, and may in the future experience, significant downturns. In the event of an extensive downturn, SONICblue would likely experience significantly reduced demand for its products and may be pressured to reduce average selling prices. Although SONICblue is changing its focus to concentrate on its digital media and consumer electronics businesses, substantially all of its revenues during 1999 and 2000 were derived from products sold for use in or with personal computers. In the near term, SONICblue expects to derive most of its revenues from the sale of digital audio products, such as Rio players, and video products, such as Go Video dual-deck VCR's and combination DVD/VCR units and ReplayTV digital video recorders. Changes in demand in digital media and consumer electronics markets could be large and sudden. Since retailers often build inventories during periods of anticipated growth, they may be left with excess inventories if market growth slows or if they have incorrectly forecasted product transitions. In these cases, the retailers may abruptly stop purchasing additional inventory from suppliers like SONICblue until the excess inventory has been used. This suspension of purchases or any reduction in demand for SONICblue's products would negatively impact its revenues and financial results. SONICblue may experience substantial period-to-period fluctuations in results of operations due to these general industry conditions.

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

IF SONICBLUE FAILS TO IDENTIFY NEW PRODUCT OPPORTUNITIES OR DEVELOP AND MARKET NEW AND ENHANCED PRODUCTS, IT WILL NOT BE ABLE TO COMPETE SUCCESSFULLY.

     The markets for which SONICblue's products are designed are intensely competitive and are characterized by rapidly changing technology, evolving industry standards and short product life cycles. For example, the life cycles of the Rio audio players typically range from 12 to 18 months. If SONICblue fails to introduce new products successfully within a given time frame, SONICblue could lose revenues and market share. Further, continued failure to develop, introduce and market competitive new products that meet customer demands on time could also damage SONICblue's brand name, reputation and relationships with its customers and cause longer-term harm to its financial condition. SONICblue may not successfully enter the various product markets that it identifies. In addition, the sale of new products may not become significant or profitable. To succeed in this environment, SONICblue must anticipate the features and functionality that customers will demand. SONICblue must then incorporate those features and functionality into products that meet the design, performance, quality and pricing requirements of the digital media and consumer electronics markets in which it competes and the timing requirements of retail selling seasons. SONICblue believes this will require continued significant expenditures for research and development activities. SONICblue has in the past experienced delays in completing the development and introduction of new products and may experience similar delays in the future. In the past, SONICblue's business was seriously harmed when it developed products that failed to achieve significant market acceptance, and, therefore, was unable to compete successfully in its markets. This type of failure could occur again in the future.

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

     SONICblue obtains several of the components used in its products, including flash memory for its Rio players and semiconductors, hard drives, program guide data and set-top box compatibility information for its

ReplayTV digital video recorders and service from single or limited sources. If component manufacturers do not allocate a sufficient supply of components to meet its needs or if current suppliers do not provide components of adequate quality or compatibility, SONICblue may have to obtain these components from distributors or on the spot market at a higher cost. SONICblue rarely has guaranteed supply arrangements with its suppliers, and suppliers may not be able to meet its current or future component requirements. If SONICblue is forced to use alternative suppliers of components, it may have to alter its product designs to accommodate these components. Alteration of product designs to use alternative components could cause significant delays and reduce its production of the related products. In addition, from time to time, SONICblue has experienced difficulty meeting certain product shipment dates to customers for various reasons. These reasons include component delivery delays, component shortages and component quality deficiencies. Delays in the delivery of components, component shortages and supplier product quality deficiencies will likely continue to occur in the future. These delays or problems have in the past and could in the future result in impaired margins, reduced production volumes, strained customer relations and loss of business.

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

     A substantial portion of SONICblue's net sales in 2001 was derived from the sale of digital audio players. There is a trend within the personal electronics industry for functionality from individual products to be integrated with other personal electronics products. For example, Samsung, Fuji, Handspring and others have developed or announced plans to develop personal electronic products, such as mobile telephones, digital cameras or PDA plug-ins that integrate digital audio functions, and in the digital video market, Panasonic offers combination TV/DVD/VCR players, DirectTV offers satellite receiver set top boxes with TiVo software installed, and Sony and Creative Labs have announced hardware and software products that would give PCs some DVR functionality. These products could significantly reduce the demand for SONICblue's products. As a result of these trends of technology migration and product integration, SONICblue's success largely depends on its ability to continue to develop products that incorporate new and rapidly evolving technologies into its products.

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

     SONICblue faces competition for access to manufacturers and manufacturing capacity. Many of the companies competing with SONICblue for this capacity have longer operating histories and greater financial and market resources than SONICblue. SONICblue may not be able to maintain access to adequate capacity of high quality manufacturing if its subcontractors choose to offer their services to other companies who can negotiate better terms due to their market presence, pay higher prices, engage more manufacturing capacity or offer other incentives. As SONICblue develops new products, it will require manufacturing capacity to produce quantities to meet market demand. If SONICblue is unable to obtain and maintain access to high quality manufacturing capacity for its existing and future products, it will not be able to fill distributor or customer orders, and its revenues will decline.

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

     SONICblue includes, or bundles, internally developed and third party software, including operating systems, with its hardware products. For example, the software included in its ReplayTV digital video recorders is responsible for the products' user interface and directs certain product functions. Also, SONICblue includes software with its Rio players that the purchaser may use to download and store MP3 or WMA files on the player. The software products and SONICblue's hardware products are complex and may contain undetected errors or failures when first introduced or as new versions are released. SONICblue has distributed updates to Rio players in the past when required to improve sound quality or to correct minor audio problems and to its ReplayTV digital video recorders to improve functionality. SONICblue generally provides warranties for its retail products allowing the return or repair of defective products. Despite testing by SONICblue, its suppliers or current or potential customers, errors may be found in new products after commencement of commercial shipments. These errors could result in loss of or delay in market acceptance or product acceptance or in warranty returns. Losses, delays or damage to SONICblue's reputation due to product defects would likely harm SONICblue's business, financial condition and results of operations.

     Additionally, new versions or upgrades to operating systems, independent software vendor titles or applications may require upgrades to the personal computer software products SONICblue bundles with its hardware products, or the software products that purchasers of SONICblue's products may obtain from other sources such as the Internet, to maintain compatibility with the new versions or upgrades. The sources for the software SONICblue bundles, or the other sources for purchasers of SONICblue's products to obtain software, may not be successful in developing new versions, upgrades or enhancements to their software products. If producers of software experience delays or are unable to maintain compatibility with new audio formats, operating systems and independent software vendor titles or applications, the demand for SONICblue's products and SONICblue's reputation could suffer. Loss of sales and damaged reputation could harm SONICblue's revenues and profitability.

SONICBLUE IS SUBJECT TO RISKS RELATING TO PRODUCT RETURNS AND PRICE PROTECTION, WHICH COULD LIMIT SONICBLUE'S REVENUES.

     SONICblue often grants limited rights to customers and distributors to return unsold inventories of its products in exchange for new products, also known as "stock rotation." Also, some of SONICblue's retail customers may accept returned products from their own retail customers. These products are then returned to SONICblue for credit. SONICblue has in the past experienced a significant percentage of returns of its Rio players. SONICblue estimates stock rotation, warranty and other returns and accrues reserves for such costs at the time of sale. SONICblue also often grants price protection on unsold inventory, which allows customers to receive a price adjustment on existing inventory when its published price is reduced. In an environment of slower demand and abundant supply of products, price declines and channel promotional expenses are more likely to occur and, should they occur, are more likely to have a significant impact on SONICblue's operating results. Further, in this environment, high channel inventory levels may result in substantial price protection charges. These price protection charges have the effect of reducing gross sales and gross margin. Consequently, in taking steps to bring its channel inventory levels down to a more desirable level, SONICblue may cause a shortfall in net sales during one or more accounting periods. These efforts to reduce channel inventory might also result in price protection charges if prices are decreased to move product out to final consumers, having a further adverse impact on operating results. Any estimates, reserves or accruals may be insufficient and any future price reductions or product returns may seriously harm its operating results.

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

     In addition to direct distributors of SONICblue's products, SONICblue also depends upon OEMs and other strategic partners to market and distribute its products. For example, SONICblue has licensed the ReplayTV technology to Panasonic, which has incorporated the technology into its ShowStopper DVRs. If

SONICblue is unable to obtain and maintain relationships with OEMs and strategic partners, it may not be able to increase sales of its products and achieve market acceptance, and its revenues may decline.

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

SONICBLUE HAS EXPOSURE TO INTERNATIONAL MARKETS.

     International sales accounted for 24% of SONICblue's net sales. In addition, a substantial proportion of SONICblue's products are manufactured, assembled and tested by independent third parties in Asia. As a result, SONICblue is subject to the risks of conducting business internationally, including:

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

     At December 31, 2001, SONICblue had total debt and other liabilities outstanding of $320 million. The degree to which SONICblue is leveraged could harm its ability to obtain additional financing for working capital or other purposes and could make SONICblue more vulnerable to economic downturns and competitive pressures. SONICblue's significant leverage could also adversely affect its liquidity, as a substantial portion of available cash from operations may have to be applied to meet debt service requirements. In the event of a cash shortfall, SONICblue could be forced to reduce other expenditures to be able to meet such debt service requirements.

     If SONICblue is unable to raise sufficient funds for working capital needs, it may not be able to fund product development and expansion, take advantage of future opportunities, meet its existing debt obligations or respond to competitive pressures or unanticipated events or needs. SONICblue may also be required to consider curtailing its operations significantly or to seek arrangements with strategic partners or other parties that may require SONICblue to relinquish significant rights to products, technologies or markets.

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

     In addition, any delivery by SONICblue of products or upgrades with undetected material product defects or software errors could harm SONICblue's credibility. For example, the hard disk used in the ReplayTV-enabled digital video recorder was originally designed for use in personal computers, and as a result exhibits behaviors that are viewed as typical and minimally disruptive when using a personal computer, but may result in the viewer momentarily facing a black television screen when using the ReplayTV service. Any errors and product defects can result in delays in releasing new versions of ReplayTV digital video recorders, affect system uptime, result in returns and significant warranty and repair costs and cause customer relations problems. Correcting errors in software and hardware design requires significant time and resources, which could delay future product releases and affect market acceptance of ReplayTV digital video recorders.

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

     Viewers may be concerned about the use of personal information gathered by the ReplayTV digital video recorder. SONICblue does not release this data to third parties, and SONICblue is committed to complying with all privacy laws and to protecting the confidentiality of its viewers. Privacy concerns, however, could create uncertainty in the marketplace for personal television and ReplayTV products. In addition, privacy concerns or breaches, or consumers' dissatisfaction with any privacy policy SONICblue may adopt, could reduce demand for ReplayTV products, increase the cost of doing business as a result of litigation costs or increased service delivery costs, or otherwise harm SONICblue's reputation and business.

ONE OF SONICBLUE'S RECENTLY ANNOUNCED PRODUCTS IS THE SUBJECT OF A COPYRIGHT INFRINGEMENT CLAIM. IF THIS OR FUTURE CLAIMS AGAINST SONICBLUE'S PRODUCTS ARE DECIDED AGAINST SONICBLUE, SALES OF SONICBLUE'S PRODUCTS AND ITS REVENUES COULD DECREASE.

     In October and November 2001, a group of entertainment companies filed suit against SONICblue to prevent shipment of the ReplayTV 4000 so long as the product includes features that those companies allege would result in violations of the entertainment companies' video programming copyrights. Litigation may be costly and can divert the efforts of management. Furthermore, SONICblue may be forced to delay the release, or eliminate certain features of, the ReplayTV 4000, which could result in decreased sales of the product and a negative impact on SONICblue's revenues.

     Sensory Science, acquired by SONICblue in June 2001, has designed and markets its dual-deck VCRs and combination DVD/VCRs for use as full-featured videocassette recorders. The marketing literature and owner manuals caution consumers that the dual-deck VCR should not be used in a manner that infringes on the rights of owners of copyrighted material. However, SONICblue cannot predict the likelihood that distribution of current or future dual-deck VCRs or DVD/VCR models will be challenged. Federal legislation affecting all VCRs was passed in October 1998, commonly referred to as The Digital Millennium Copyright Act. As a result, Sensory Science modified the operations of its dual-deck VCRs sold after April 2000, so that the VCRs would recognize a type of anticopying signal to prevent consumers from making a usable copy of videotapes with that type of signal. However, models purchased prior to April 2000 continued to operate as originally designed for the lifetime of the VCR. SONICblue is unable to determine what the effect of this or future required modifications may be on future sales of dual-deck VCRs or combination DVD/VCRs.

SONICBLUE IS A PARTY TO LEGAL PROCEEDINGS THAT COULD HAVE A NEGATIVE FINANCIAL IMPACT ON SONICBLUE.

     Since November 1997, a number of complaints have been filed in federal and state courts seeking unspecified damages on behalf of an alleged class of persons who purchased shares of SONICblue's common stock at various times between April 18, 1996, and November 3, 1997. The complaints name as defendants SONICblue, certain of its officers and former officers, and certain directors of SONICblue, and Deloitte & Touche, the company's former auditors, and assert that they violated federal and state securities laws by misrepresenting and failing to disclose certain information about SONICblue's business. In addition, certain stockholders have filed derivative actions in the state courts of California and Delaware seeking recovery on behalf of SONICblue, alleging, among other things, breach of fiduciary duties by such individual defendants. The plaintiffs in the derivative action in Delaware have not taken any steps to pursue their case. The derivative cases in California State court have been consolidated, and plaintiffs have filed a consolidated amended complaint. The court has entered a stipulated order in those derivative cases suspending court proceedings and coordinating discovery in them with discovery in the class actions in California State courts. In late 2001, the derivative plaintiffs gave notice terminating that stay, and the parties have stipulated that a second amended consolidated complaint may be filed in April 2002. On plaintiffs' motion, the federal court has dismissed the federal class actions without prejudice. The class actions in California State court have been consolidated, and plaintiffs have filed a consolidated amended complaint. SONICblue has answered that complaint. Discovery is proceeding. On January 22, 2001, four of the insurance carriers which issued directors and officers insurance to SONICblue filed suit against all parties named as defendants in the securities litigation, claiming that the carriers have no obligation to provide coverage under the California Insurance Code. In May 2001, the court entered an order staying the insurance action pending resolution of the securities litigation.

     On February 19, 2002, the California Superior Court for Santa Clara County entered its preliminary approval of an agreement to settle the consolidated state court class action lawsuit. On February 20, 2002, SONICblue announced that it had reached an agreement-in-principle to settle the related California derivative litigation. If the Court gives final approval on the class action settlement, SONICblue will contribute 2,401,501 shares of SONICblue common stock and Deloitte & Touche will contribute up to $250,000 in full settlement of all claims. The derivative settlement calls for the defendants to contribute to the settlement their respective benefits under certain directors and officers insurance policies in an amount of approximately $4.6 million which, net of attorneys' fees and litigation costs, would be paid to SONICblue. Both settlements are contingent on satisfying certain conditions, including court approval. The total net cost of these settlements to SONICblue, net of insurance, is expected to approximate $8.6 million. These charges were recorded in SONICblue's fourth fiscal 2001 quarter ended December 31, 2001.

     SONICblue has also been defending several putative class action lawsuits naming Diamond, which were filed in June and July 1996 and June 1997 in the California Superior Court for Santa Clara County and the U.S. District Court for the Northern District of California. The plaintiffs alleged that Diamond and the other defendants made various material misrepresentations and omissions during the class period. The parties have tentatively agreed to settle this matter, subject to final documentation and court approval, for a payment of $15.0 million. SONICblue funded $4.5 million of the settlement on November 1, 2000. SONICblue previously accrued this amount in connection with the merger with Diamond. SONICblue believes that Diamond's insurance covers the remaining $10.5 million of the settlement; Diamond's insurers have funded that amount into the settlement, although one of these insurers has served a notice of arbitration disputing its obligation to pay $3 million of the $10.5 million. The contesting insurer maintains that indemnification of its share of the settlement is barred by virtue of a recent California appellate decision. SONICblue has been defending the arbitration vigorously. The matter is being briefed, and a preliminary conference is scheduled for April 2002.

     C3 Sales, Inc. filed suit against SONICblue on October 6, 1999, in the Harris County (Houston), Texas District Court. The petition sought a judicial declaration that a Sales Representative Agreement entered into between C3 and SONICblue on May 19, 1999, was a valid contract that governed the relationship between the two parties. In December 1999, SONICblue filed a summary judgment motion seeking judgment against C3 on the grounds that no issues of material fact remain to be determined regarding the declaratory judgment sought by C3. C3 responded by filing an amended petition alleging that the Sales Representative Agreement applied to Diamond products, and that certain commissions due under the agreement were not paid. The parties settled this matter in October 2001 for $3.1 million, which was adequately reserved by the Company.

     On June 19, 2000, an individual, Valentin Pepelea, filed a lawsuit against ReplayTV, Inc. in Santa Clara County Superior Court alleging that ReplayTV and its founders misappropriated trade secrets allegedly disclosed by Mr. Pepelea in discussions with the founders in the spring of 1997, and that he had been promised a founder's share in ReplayTV. On January 17, 2001, Mr. Pepelea amended his complaint to seek licensing royalties as a remedy. The parties entered into a written settlement agreement in this matter in March 2002 pursuant to which Mr. Pepelea will dismiss his complaint.

     On November 16, 2001, four former holders of ReplayTV preferred shares filed a petition for appraisal in the Chancery Court in the State of Delaware asserting their dissenters rights of appraisal and seeking the fair value of their ReplayTV shares in cash in lieu of the SONICblue shares to be issued to them as provided in SONICblue's merger agreement with ReplayTV. On December 18, 2001, ReplayTV filed its response to petition for appraisal. In addition, on December 13, 2001, the same four former holders of ReplayTV preferred shares filed a complaint in the Chancery Court in the State of Delaware asserting that ReplayTV and its former directors breached their fiduciary duty in connection with Replay's merger by engaging in self-dealing, failing to make appropriate disclosures to shareholders and failing to maximize the value for them in the merger, resulting in an allocation of an insufficient amount of the merger consideration to the ReplayTV preferred stockholders. The complaint seeks "at least $7,249,990.50" in damages. In its merger agreement with ReplayTV, SONICblue agreed to indemnify ReplayTV and its former directors against this type of lawsuit, among other things. On February 15, 2002, ReplayTV and the former ReplayTV directors filed their answer. SONICblue and ReplayTV intend to dispute the plaintiffs' claims and vigorously defend these actions.

     On December 12, 2001, SONICblue filed a complaint for patent infringement against TiVo, Inc. in the United States District Court for the Northern District of California. SONICblue's complaint generally alleges that TiVo is infringing one of its patents by licensing and offering to license its DVR technology and offering its program guide service. In response, TiVo filed a counter-complaint against SONICblue which generally alleges that SONICblue is infringing one of TiVo's patents by making, selling, offering to sell its ReplayTV DVRs. TiVo filed a separate complaint with substantially the same allegations in the same court on

January 23, 2002. SONICblue intends to vigorously defend itself against the allegations made in TiVo's complaint and counter complaint.

     On November 28, 2001, Techsearch, LLC filed a complaint for patent infringement against a number of consumer electronics companies, including SONICblue, in the United States District Court for the Northern District of Illinois. Techsearch's complaint generally alleges that SONICblue is infringing one of its patents by making, selling, and offering to sell its Rio Volt CD players that are capable of playing CDs encoded with audio tracks in the MP3 format. SONICblue intends to dispute the plaintiff's claims and vigorously defend itself against the allegations made in Techsearch's complaint.

     On February 14, 2000, Robert C. Price filed a purported class action lawsuit in the Circuit Court of Monroe County, State of Indiana against the Company and Diamond alleging violations of the California Business and Professions Code section 17200 and the California Song-Beverly Act, which covers consumer warranties. The lawsuit alleges that certain of the Company's Rio 300 MP3 player retail boxes, which were discontinued in approximately 1999, are misleading because the boxes indicate that computer software included in the package allows the purchaser to convert audio tracks on CDs to the MP3 audio format, but the software included with the product permitted only 50 conversions. The Company answered the complaint on April 27, 2000, denying plaintiff's allegations. A status conference was conducted on July 26, 2000, and a further status conference was held on January 10, 2001. Discovery has commenced. No class has been certified, but a further status conference to set a timetable for resolution of class certification issues has been scheduled for April 17, 2002. SONICblue intends to contest the certification of the purported class, dispute the lawsuit's allegations and defend this action vigorously.

     On or about November 27, 2001, Pac Tec, a division of La France Corporation, filed a civil action against SONICblue and one of its suppliers, Manufacturer' Services Limited, in the United States District Court for the Eastern District of Pennsylvania, alleging claims against both defendants jointly for breach of contract and promissory estoppel. In the complaint, the plaintiff prays for damages in excess of $2.5 million, plus prejudgment interest and costs of suit. On or about February 15, 2002, the Company filed a motion to dismiss the complaint or for a more definite statement. Opposition to the motion has not yet been served, nor has a date for hearing or other disposition of the motion been set. SONICblue intends to dispute the plaintiff's claims and vigorously defend itself against this action.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

     SONICblue's exposure to market risk for changes in interest rates relates primarily to its investment portfolio and its convertible subordinated notes. Our investment portfolio principally consists of short-term fixed income securities and derivative holdings. The primary objective of our investment activities is to maintain the safety of principal and preserve liquidity while maximizing yields without significantly increasing risk. This is accomplished by investing in marketable investment grade securities, and by limiting exposure to any one issue or issuer. SONICblue does not use derivative financial instruments in its investment portfolio (except as related to its UMC shares, as discussed below) and due to the nature of its investments, does not expect its operating results or cash flows to be significantly affected by potential changes in interest rates. At December 31, 2001, the market value of these investments, which were all classified as cash equivalents, approximated cost. Our cash and cash equivalents of $15.3 million at December 31, 2001, consisted of approximately $3.0 million in cash and $12.3 million invested in short-term money market accounts that yield between 2% and 6% interest.

     In September 1996, we completed a private placement of $103.5 million aggregate principal amount of convertible subordinated notes. The notes mature in October 2003. Interest is payable semi-annually at 5.75% per annum. The notes are convertible at the option of the note holders into SONICblue's common stock at an initial conversion price of $19.22 per share, subject to adjustment. During 2000, $0.2 million in notes were converted into common stock. The notes are redeemable at the option of SONICblue at a redemption price of 100% of their principal amount. The market value of the convertible subordinated notes at December 31, 2001, and 2000 was approximately $70.6 million and $70.9 million, respectively.

EQUITY PRICE RISK

     SONICblue's largest financial asset is its investment in UMC shares, which are traded on the Taiwan Stock Exchange. The market price of UMC's stock is subject to volatility due to general market conditions, including changes in the semiconductor industry and the Taiwanese market, as well as actual or anticipated changes in UMC's business prospects or quarterly or yearly operating results. Because the UMC shares are SONICblue's largest asset, when the price per share of UMC's stock increases or declines, the price of SONICblue's common stock on the Nasdaq National Market tends to follow changes in UMC's stock price. Fluctuations in the price of SONICblue common stock caused by changes in UMC's stock price may or may not reflect SONICblue's actual or anticipated business prospects or quarterly results. Also, fluctuations in UMC's stock price may cause fluctuations in SONICblue's stock price when there is no material news regarding SONICblue or any change in its results. Future fluctuations in the value of SONICblue's UMC shares could negatively affect SONICblue's financial condition.

     During 2001, we sold a portion of our UMC holdings, aggregating approximately 38.9 million shares, in several derivative transactions. In connection with the sales of those UMC holdings, we purchased a series of call option collars on UMC stock with an aggregate notional amount of 38.9 million shares. These transactions provided SONICblue funds from the sale of the shares while allowing us to participate in future increases in the value of UMC shares, if any, through a series of call option collars. The fair value of these instruments was $6.8 million as of December 31, 2001, and is included in short-term investments. These instruments are marked-to-market. These instruments have terms between one and three years and have a maximum potential value totaling $11.7 million.

FOREIGN CURRENCY EXCHANGE RATE RISK

     SONICblue invoices its customers in U.S. dollars for all products. SONICblue is exposed to foreign exchange rate fluctuations as the financial results of its foreign subsidiaries are translated into U.S. dollars in consolidation. The foreign subsidiaries maintain their accounts in the local currency of the foreign location in order to centralize the foreign exchange risk with the parent company. To date this risk has not been material. The effect of foreign exchange rate fluctuations on the Company's financial statements for fiscal 2001 and 2000 was not material.

     The Company has not entered into hedging transactions or activities.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      INDEX TO CONSOLIDATED FINANCIAL STATEMENTS OF SONICBLUE INCORPORATED

                                                              PAGE
                                                              ----
Report of Ernst & Young LLP, Independent Auditors...........   43
Consolidated Statements of Operations for the years ended
  December 31, 2001, 2000 and 1999..........................   44
Consolidated Balance Sheets as of December 31, 2001, and
  2000......................................................   45
Consolidated Statements of Stockholders' Equity for the
  years ended December 31, 2001, 2000 and 1999..............   46
Consolidated Statements of Cash Flows for the years ended
  December 31, 2001, 2000 and 1999..........................   47
Notes to Consolidated Financial Statements..................   48
Selected Quarterly Consolidated Financial Data
  (Unaudited)...............................................   72

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
SONICblue Incorporated

     We have audited the accompanying consolidated balance sheets of SONICblue Incorporated and its subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedule listed in the index at item 14(a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of SONICblue Incorporated and subsidiaries at December 31, 2001 and 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

San Jose, California

January 31, 2002,
except for Note 16, as to which the date is February 19, 2002

                             SONICBLUE INCORPORATED

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                     YEAR ENDED DECEMBER 31,
                                                            ------------------------------------------
                                                                2001           2000           1999
                                                            ------------   ------------   ------------
                                                             (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net sales to unaffiliated customers.......................   $ 192,271      $ 523,195      $ 352,583
Net sales to related party (Note 4).......................      21,552         13,509             --
                                                             ---------      ---------      ---------
          Total net sales.................................     213,823        536,704        352,583
Cost of sales.............................................     275,578        548,616        307,161
                                                             ---------      ---------      ---------
          Gross profit (loss).............................     (61,755)       (11,912)        45,422
Operating expenses:
  Research and development................................      28,706         83,433         73,896
  Selling, marketing and administrative...................     102,910        126,852         52,832
  Restructuring expense and impairment charge.............     130,323          6,694             --
  In-process research and development.....................       5,078             --          6,700
  Amortization of goodwill, intangibles and deferred
     compensation.........................................      33,686         44,440         12,156
                                                             ---------      ---------      ---------
          Total operating expenses........................     300,703        261,419        145,584
                                                             ---------      ---------      ---------
Loss from operations......................................    (362,458)      (273,331)      (100,162)
  Gain (loss) on UMC investment...........................    (561,610)       869,401             --
  Loss on other investments...............................     (27,413)        (5,456)           (54)
  Gain on sale of manufacturing joint venture.............          --         14,738         22,433
  Interest expense........................................     (10,895)        (9,181)        (7,205)
  Other income (expense), net.............................       3,369         (1,865)         6,292
                                                             ---------      ---------      ---------
Income (loss) before income taxes.........................    (959,007)       594,306        (78,696)
  Income tax expense (benefit)............................    (202,758)       281,478        (47,916)
                                                             ---------      ---------      ---------
Net income (loss).........................................   $(756,249)     $ 312,828      $ (30,780)
                                                             =========      =========      =========
Earnings (loss) per share amounts:
  Basic...................................................   $   (8.81)     $    3.46      $   (0.52)
  Diluted.................................................   $   (8.81)     $    3.13      $   (0.52)
Shares used in computing per share amounts:
  Basic...................................................      85,855         90,390         59,244
  Diluted.................................................      85,855        101,150         59,244

          See accompanying notes to consolidated financial statements.

                             SONICBLUE INCORPORATED

                          CONSOLIDATED BALANCE SHEETS

                                                                      DECEMBER 31,
                                                              ----------------------------
                                                                  2001           2000
                                                              ------------   -------------
                                                              (IN THOUSANDS, EXCEPT SHARE
                                                                  AND PER SHARE DATA)
ASSETS
Current assets:
  Cash and cash equivalents.................................   $  15,251      $   36,582
  Investment -- UMC.........................................      75,907         228,673
  Short-term investments....................................       6,830           9,017
  Accounts receivable (net of allowances of $10,023 in 2001
    and $7,790 in 2000).....................................      30,986          56,018
  Accounts receivable from related party (Note 4)...........          --          10,194
  Inventories...............................................      20,571          86,727
  Prepaid expenses and other................................       8,003          35,262
                                                               ---------      ----------
         Total current assets...............................     157,548         462,473
Property and equipment -- net...............................       7,218          24,761
Investment -- UMC...........................................      86,886         406,363
Deferred income taxes.......................................      15,197              --
Goodwill and intangible assets..............................     128,426         162,381
Other assets................................................      18,232          43,327
                                                               ---------      ----------
         Total..............................................   $ 413,507      $1,099,305
                                                               =========      ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................   $  68,590      $   99,296
  Notes payable.............................................      15,826          72,672
  Accrued liabilities.......................................      94,270          53,641
  Deferred income taxes.....................................      15,197          69,563
                                                               ---------      ----------
         Total current liabilities..........................     193,883         295,172
Deferred income taxes.......................................          --          25,140
Other liabilities...........................................      22,764           4,040
Convertible subordinated notes..............................     103,300         103,300
                                                               ---------      ----------
         Total liabilities..................................     319,947         427,652
                                                               ---------      ----------
Commitments and contingencies (Notes 8 and 12)
Stockholders' equity:
  Preferred stock, $.0001 par value; 5,000,000 shares
    authorized; none outstanding............................          --              --
  Common stock, $.0001 par value; 175,000,000 shares
    authorized; 93,464,528 and 93,054,332 shares outstanding
    in 2001 and 2000, respectively..........................           9               9
  Additional paid-in capital................................     583,922         602,557
  Unearned stock based compensation.........................      (3,801)             --
  Accumulated other comprehensive gain (loss)...............         993        (199,599)
  Retained earnings (accumulated deficit)...................    (487,563)        268,686
                                                               ---------      ----------
         Total stockholders' equity.........................      93,560         671,653
                                                               ---------      ----------
         Total..............................................   $ 413,507      $1,099,305
                                                               =========      ==========

          See accompanying notes to consolidated financial statements.

                             SONICBLUE INCORPORATED

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                           ACCUMULATED      RETAINED
                                          COMMON STOCK       ADDITIONAL       OTHER         EARNINGS       UNEARNED
                                      --------------------    PAID-IN     COMPREHENSIVE   (ACCUMULATED   STOCK-BASED
                                        SHARES      AMOUNT    CAPITAL      GAIN (LOSS)      DEFICIT)     COMPENSATION     TOTAL
                                      -----------   ------   ----------   -------------   ------------   ------------   ---------
                                                                     (IN THOUSANDS, EXCEPT SHARES)
BALANCE AT DECEMBER 31, 1998........   51,716,171    $  5     $191,642      $(14,755)      $ (13,362)           --      $ 163,530
  Comprehensive loss:
    Net loss........................           --      --           --            --         (30,780)                     (30,780)
    Other comprehensive income, net
      of tax:
      Change in unrealized gain
        (loss) on investments.......           --      --           --         3,132              --            --          3,132
      Change in foreign currency
        translation adjustment......           --      --           --         4,060              --            --          4,060
                                                                                                                        ---------
    Other comprehensive income......                                                                                        7,192
                                                                                                                        ---------
  Comprehensive loss................                                                                                      (23,588)
  Private issuance..................    3,423,000       1       34,438            --              --            --         34,439
  Exercise of stock options.........    3,390,645      --       18,155            --              --            --         18,155
  Employee stock purchase plan......      895,491      --        2,294            --              --            --          2,294
  Diamond acquisition...............   18,714,438       2      183,923            --              --            --        183,925
  Sale of warrant...................           --      --          990            --              --            --            990
  Tax benefit of stock option
    transactions....................           --      --        2,888            --              --            --          2,888
                                      -----------    ----     --------      --------       ---------       -------      ---------
BALANCE AT DECEMBER 31, 1999........   78,139,745       8      434,330        (7,563)        (44,142)           --        382,633
  Comprehensive income:
    Net income......................           --      --           --            --         312,828            --        312,828
    Other comprehensive income, net
      of tax:
      Change in unrealized gain
        (loss) on investments.......           --      --           --      (192,000)             --            --       (192,000)
      Change in foreign currency
        translation adjustment......           --      --           --           (36)             --            --            (36)
                                                                                                                        ---------
    Other comprehensive loss........                                                                                     (192,036)
                                                                                                                        ---------
  Comprehensive income..............                                                                                      120,792
  Private issuance..................   10,775,000       1      145,462            --              --            --        145,463
  Exercise of warrants..............      429,477      --           --            --              --            --             --
  Stock issued for acquisition......      108,000      --        1,067            --              --            --          1,067
  Exercise of stock options and
    conversion of subordinated
    notes...........................    3,089,403      --       14,136            --              --            --         14,136
  Employee stock purchase plan......      512,707      --        2,554            --              --            --          2,554
  Tax benefit of stock option
    transactions....................           --      --        5,008            --              --            --          5,008
                                      -----------    ----     --------      --------       ---------       -------      ---------
BALANCE AT DECEMBER 31, 2000........   93,054,332       9      602,557      (199,599)        268,686            --        671,653
  Comprehensive loss:
    Net loss........................           --      --           --            --        (756,249)           --       (756,249)
    Other comprehensive income, net
      of tax:
      Change in unrealized gain
        (loss) on investments.......           --      --           --       200,586              --            --        200,586
      Change in foreign currency
        translation adjustment......           --      --           --             6              --            --              6
                                                                                                                        ---------
    Other comprehensive income......                                                                                      200,592
                                                                                                                        ---------
  Comprehensive loss................                                                                                     (555,657)
  Via transaction and stock
    repurchases.....................  (13,159,000)     (1)     (61,053)           --              --            --        (61,054)
  Stock issued for acquisitions.....   11,759,099       1       37,903            --              --        (4,816)        33,088
  Stock issued in exchange for
    services........................      423,058      --          699            --              --            --            699
  Exercise of stock options.........    1,197,285      --        3,279            --              --            --          3,279
  Employee stock purchase plan......      189,754      --          537            --              --            --            537
  Deferred compensation amortization
    and adjustments.................           --      --           --            --              --         1,015          1,015
                                      -----------    ----     --------      --------       ---------       -------      ---------
BALANCE AT DECEMBER 31, 2001........   93,464,528    $  9     $583,922      $    993       $(487,563)      $(3,801)     $  93,560
                                      ===========    ====     ========      ========       =========       =======      =========

          See accompanying notes to consolidated financial statements.

                             SONICBLUE INCORPORATED

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 YEAR ENDED DECEMBER 31,
                                                            ---------------------------------
                                                              2001        2000        1999
                                                            ---------   ---------   ---------
                                                                     (IN THOUSANDS)
OPERATING ACTIVITIES
  Net income (loss).......................................  $(756,249)  $ 312,828   $ (30,780)
  Adjustments to reconcile net income (loss) to net cash
     used for operating activities:
     Deferred income taxes................................   (202,758)    278,160     (61,669)
     Depreciation.........................................      5,661      19,420      19,530
     Amortization.........................................     33,686      45,364      12,156
     Write-off acquired in-process research and
       development........................................      5,078          --       6,700
     Impairment of long-lived assets......................    115,509       4,376          --
     (Gain) loss on UMC investment........................    561,610    (869,401)         --
     Loss on other investments............................     27,193       5,818          54
     Gain on sale of shares of manufacturing joint
       venture............................................         --     (14,738)    (22,433)
     Changes in assets and liabilities:
       Accounts receivable................................     17,548      (8,586)      3,921
       Inventories........................................     27,399      12,166     (34,704)
       Prepaid expenses and other assets..................      1,269      21,046       3,655
       Accounts payable...................................     (8,397)    (18,634)      5,919
       Accrued liabilities and other liabilities..........     30,484      (9,050)     30,132
                                                            ---------   ---------   ---------
          Net cash used for operating activities..........   (141,967)   (221,231)    (67,519)
                                                            ---------   ---------   ---------
INVESTING ACTIVITIES
  Property and equipment purchases........................     (1,365)     (8,912)     (6,614)
  Purchases of short-term investments.....................     (5,463)    (85,387)   (107,747)
  Sales and maturities of short-term investments..........    228,603     170,172     148,937
  Sale of manufacturing joint venture.....................         --      14,738      22,433
  Acquisitions, net of cash acquired......................    (27,575)    (12,429)    (22,521)
  Equity investment in technology companies...............         --     (48,689)         --
  Other...................................................     (7,746)         --       4,170
                                                            ---------   ---------   ---------
          Net cash from (used for) investing activities...    186,454      29,493      38,658
                                                            ---------   ---------   ---------
FINANCING ACTIVITIES
  Sale of common stock....................................      3,852     161,952      57,779
  Net borrowing (repayments) of notes payable.............    (69,627)     20,579     (20,752)
  Other...................................................        (49)         --         990
                                                            ---------   ---------   ---------
          Net cash provided by (used for) financing
            activities....................................    (65,824)    182,531      38,017
                                                            ---------   ---------   ---------
Effect of exchange rate changes...........................          6         (36)      5,647
                                                            ---------   ---------   ---------
Net increase (decrease) in cash and cash equivalents......    (21,331)     (9,243)     14,803
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD..........     36,582      45,825      31,022
                                                            ---------   ---------   ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD................  $  15,251   $  36,582   $  45,825
                                                            =========   =========   =========
SUPPLEMENTAL CASH FLOW INFORMATION
  Interest paid...........................................  $  11,237   $   9,497   $   7,524
  Income taxes paid (refunded), net.......................  $     828   $     417   $ (20,022)
  Stock issued for acquisitions...........................  $  37,903   $   1,067   $ 183,925

          See accompanying notes to consolidated financial statements.

                             SONICBLUE INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

     SONICblue Incorporated ("SONICblue" or the "Company"), which was incorporated on January 9, 1989, designs, develops and markets products for the converging Internet, digital media, entertainment and consumer electronics markets. The Company, formerly S3 Incorporated, changed its named to SONICblue Incorporated in November 2000. Its sales are primarily in the United States, Europe and Asia.

BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of SONICblue and its wholly and majority owned subsidiaries. All significant inter-company balances and transactions have been eliminated. Investments in entities in which the Company does not have control, but has the ability to exercise significant influence over operating and financial policies, are accounted for by the equity method.

     We have incurred significant losses and expect such losses to continue for at least the next twelve months. Our net loss for the year ended December 31, 2001 was $756.2 million. As of December 31, 2001, we have an accumulated deficit of $487.6 million and cash, cash equivalents, and short-term investments balance of $98.0 million. We expect to experience negative cash flow from operations for at least the next few quarters and believe that sufficient funds will be available to support planned operations through December 2002. Our future cash requirements will depend on a number of factors including:

     - the rate at which customers accept and purchase our existing and future products;

     - the rate at which we invest in engineering, development and intellectual property with respect to existing and future products;

     - the level of marketing required to acquire a competitive position in the marketplace;

     - the operational costs that we incur to continue to develop our business as a whole;

     - our ability to sell our UMC shares, when needed, and at reasonable prices;

     - receipt, in August 2002, of the declared stock dividend of 15 million UMC shares;

     - use of financial instruments to allow us to monetize our long-term UMC share holdings;

     - the forbearance of the creditors of our legacy businesses to accept extended payment terms; and

     - pending litigation.

     We recognize the desirability for the infusion of cash during fiscal 2002 and is actively pursuing various options. However, there can be no assurance that we will be able to raise additional funds on favorable terms or at all.

     In addition, we may wish to selectively pursue possible acquisitions of, or investments in businesses, technologies or products complementary to ours in order to expand our geographic presence, broaden our product offerings, and achieve operating efficiencies. We may not have sufficient liquidity, or we may be unable to obtain additional financing on favorable terms or at all, in order to finance such an acquisition or investment.

     An adverse business or legal development may require us to raise additional financing. We recognize that we may be required to raise such additional capital, at times and in amounts, which are uncertain, especially under the current capital market conditions. If we are unable to acquire additional capital or are required to raise it on terms that are less satisfactory than we desire, it may have a material adverse effect on our financial condition, which could require additional restructuring of our company. If necessary, we may be required to

                             SONICBLUE INCORPORATED
consider curtailing our operations significantly or to seek arrangements with strategic partners or other parties that may require us to relinquish significant rights to products, technologies or markets.

     The accompanying financial statements have been prepared assuming the Company will continue as a going concern; however, the above conditions raise doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

RELATED PARTY TRANSACTIONS

     A portion of our revenues (approximately 10% in 2001 and 3% in 2000) is generated by sales to affiliated entities, RioPort and S3-VIA, in which we have equity investments of 32.0% to 50.1%, respectively. Our affiliates package our products in various quantities and sell our products, as well as third party products, to distributors and end users that are not otherwise associated with our affiliates or us. Our affiliates are substantive entities that are otherwise unrelated to and not controlled by us. We believe the terms of our sales to our affiliates approximate arms length transactions.

USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include revenue recognition and related reserves, impairment of long-lived assets, inventories, legal contingencies, allowance for doubtful accounts and impairment of goodwill and intangible assets. Actual results could differ from those estimates, and such differences may be material to the financial statements.

CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

     The Company considers all highly liquid investments with a remaining maturity of 90 days or less at the time of purchase to be cash equivalents. Cash equivalents are carried at cost, which approximates fair value. The Company's short-term investments, other than the derivative UMC financial instruments discussed below, primarily comprise readily marketable debt and equity securities with remaining maturities of more than 90 days at the time of purchase.

     The Company has classified its entire investment portfolio as available-for-sale. Available-for-sale securities are classified as cash equivalents or short-term investments and are stated at fair value with unrealized gains and losses included in accumulated other comprehensive income
(loss). The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion are included in interest income. Realized gains and losses and declines in value judged to be other-than-temporary are included in other income (expense). The cost of securities sold is based upon specific identification.

DERIVATIVE FINANCIAL INSTRUMENTS

     As of January 1, 2001, the Company adopted Financial Accounting Standards Board Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, and its amendments Statement 137, Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB No. 133 and Statement 138, Accounting for Derivative Instruments and Certain Hedging Activities, respectively (collectively referred to as Statement 133).

                             SONICBLUE INCORPORATED

     As a result of the adoption of Statement 133, the Company recognizes all derivative financial instruments in the consolidated financial instruments at fair value regardless of the purpose or the intent for holding the instrument. Changes in the fair value of derivative financial instruments are either recognized periodically in income or in stockholders' equity as a component of comprehensive income depending on whether the derivative financial instrument qualifies for hedging accounting, and if so, whether it qualifies as a fair value hedge or cash flow hedge. Generally, changes in fair values of derivatives accounted for as fair value hedges are recorded in income along with the portions of the changes in the fair values of the hedged items that relate to the hedged risk. Changes in fair values of derivatives accounted for as cash flow hedges, to the extent they are effective as hedges, are recorded in other comprehensive income net of deferred taxes. Changes in fair value of derivatives used as hedges of the net investment in foreign operations are reported in other comprehensive income as part of the cumulative translation adjustment. Changes in the fair value of derivatives not qualifying as hedges are reported in income. The Company estimates the fair values of derivatives based on quoted market prices or pricing models using current market rates.

INVENTORIES

     Inventories consist of raw materials, work in process and finished goods and are stated at the lower of cost (first-in, first-out) or market. The Company's products are manufactured, assembled and tested by contract manufacturers. In determining market value, SONICblue makes assumptions about future demand and market conditions. We utilize a 3-month rolling forecast to determine excess and obsolete or slow moving inventory reserve requirements. We may apply judgment to the amounts thus identified in establishing the reserve requirements. If actual conditions are less favorable than the assumptions used, additional inventory write-downs may be required.

     Inventories consist of:

                                                                DECEMBER 31,
                                                              -----------------
                                                               2001      2000
                                                              -------   -------
                                                               (IN THOUSANDS)
Raw materials...............................................  $ 2,819   $41,734
Work in process.............................................    1,188    14,222
Finished goods..............................................   16,564    30,771
                                                              -------   -------
          Total.............................................  $20,571   $86,727
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

                             SONICBLUE INCORPORATED

     Property and equipment consist of:

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
                                                                (IN THOUSANDS)
Machinery and equipment.....................................  $ 33,466   $ 89,621
Furniture and fixtures......................................     3,674      8,480
Leasehold improvements......................................     1,630      9,707
                                                              --------   --------
          Total.............................................    38,770    107,808
Accumulated depreciation and amortization...................   (31,552)   (83,047)
                                                              --------   --------
Property and equipment, net.................................  $  7,218   $ 24,761
                                                              ========   ========

GOODWILL AND INTANGIBLE ASSETS

     Goodwill and intangible assets are stated at cost. Amortization is computed using the straight-line method over estimated useful lives of two to seven years.

     Goodwill and intangible assets consist of:

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
                                                                (IN THOUSANDS)
Purchased technology........................................  $ 25,239   $  6,800
Trade names.................................................    10,765      9,600
Workforce-in-place..........................................     4,067      3,500
Distribution channel relationships..........................    16,549     11,500
Patents.....................................................        --     32,000
Non-compete covenants.......................................    19,500         --
Goodwill....................................................   138,584    186,331
                                                              --------   --------
          Total.............................................   214,704    249,731
Accumulated amortization....................................   (86,278)   (87,350)
                                                              --------   --------
Goodwill and intangible assets, net.........................  $128,426   $162,381
                                                              ========   ========

IMPAIRMENT OF GOODWILL, INTANGIBLES AND OTHER INVESTMENTS

     Goodwill, intangibles and other investments are reviewed for impairment periodically. Assets are tested for impairment on an interim basis if an event or circumstance occurs between annual tests that might reduce the fair value of the asset. We use several impairment indicators such as operating losses, significant adverse changes in the legal and economic climate, and changes in the manner in which an asset is used. In assessing potential impairment, the Company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or their related assumptions change in the future, the Company may be required to record impairment charges for these assets.

FOREIGN CURRENCY TRANSLATION

     The Company translates the accounts of its foreign subsidiaries using the local currency as the functional currency. Consequently, the assets and liabilities of the Company's subsidiaries and joint venture are translated into U.S. dollars at current exchange rates and revenues and expenses are translated at average

                             SONICBLUE INCORPORATED
monthly exchange rates. The resulting translation adjustments are recorded as a separate component of accumulated other comprehensive income (loss).

REVENUE RECOGNITION

     In the fourth quarter of 2000, the Company implemented Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," or SAB 101, retroactively to January 1, 2000. SAB 101 requires (a) persuasive evidence that an arrangement exists, (b) delivery has occurred or services have been rendered,
(c) the seller's price to the buyer is fixed or determinable, and (d) collectibility is reasonably assured before revenues can be recorded. There was no cumulative effect associated with implementing SAB 101.

     Revenue for product sales to customers where the above criteria are met is recognized upon product shipment. Revenue for product sales to customers where one or more of the above criteria are not initially met is deferred until such criteria have been met. SONICblue recognizes revenue on all Rio brand players and Diamond brand modems sold through distributor channels on a sell-through basis deferring all revenues until product is sold to the final customer. Revenue from our ReplayTV branded products is not significant to date.

     SONICblue records estimated reductions to revenue for customer programs and incentive offerings, including price protection, promotions and special pricing agreements. If a different number of customers redeem incentives than estimated, additional adjustments to revenue may be required. Accruals for estimated sales returns are recorded at the time of the sale. These estimates are based on historical sales returns, analysis of credit memo data and other known factors. If the historical data used to calculate these estimates is not representative of future returns, additional adjustments to revenue may be required.

CONCENTRATION OF CREDIT RISK

     Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents, short-term investments, trade accounts receivable and foreign exchange contracts. The Company invests only in high credit quality short-term debt instruments and limits the amount of credit exposure to any one entity. A majority of the Company's trade receivables result from sales to retailers in the consumer electronics industry. Three customers collectively accounted for 60% and 43% of the Company's gross accounts receivable balance at December 31, 2001, and 2000, respectively. The Company performs ongoing credit evaluations of its customers' financial condition, and limits the amount of credit extended when deemed necessary, but generally requires no collateral. The Company maintains reserves for potential credit losses, and all such losses to date have been within management's expectations.

RESEARCH AND DEVELOPMENT EXPENSES

     Research and development is expensed as incurred.

SHIPPING AND HANDLING

     Costs related to shipping and handling are included in cost of sales for all periods presented.

ADVERTISING EXPENSES

     The Company accounts for advertising costs as an expense in the period in which it is incurred. Total advertising expenses were $3.5 million, $14.0 million and $3.7 million for each of the years ending December 31, 2001, 2000 and 1999, respectively.

                             SONICBLUE INCORPORATED

STOCK-BASED COMPENSATION

     The Company grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. The Company accounts for stock option grants in accordance with the intrinsic value method because the Company believes the alternative fair value accounting requires the use of option valuation models that were not developed for use in valuing employee stock options. Under the intrinsic value method no compensation expense is recognized when the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant.

RECENTLY ISSUED ACCOUNTING STANDARDS

     In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS 141 requires that all business combinations be accounted for by the purchase method of accounting and changes the criteria for recognition of intangible assets acquired in a business combination. The provisions of SFAS 141 apply to all business combinations initiated after June 30, 2001.

     SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized; however, these assets must be reviewed at least annually for impairment. Intangible assets with finite useful lives will continue to be amortized over their respective useful lives. The standard also establishes specific guidance for testing for impairment of goodwill and intangible assets with indefinite useful lives. The provisions of SFAS 142 will be effective for fiscal year 2002. However, goodwill and intangible assets associated with the acquisition of ReplayTV in August 2001, were subject to the non-amortization provisions of SFAS 142 during 2001. Amortization of goodwill alone was $22.5 million in 2001, $37.0 million in 2000 and $9.7 million in 1999. Based upon acquisitions completed as of June 30, 2001, application of the goodwill non-amortization provisions is expected to result in a decrease in amortization of approximately $18.2 million for 2002 from $32.8 million to $14.6 million.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. The provisions of SFAS 144 will be effective for fiscal year 2002 and will be applied prospectively. We are currently in the process of evaluating the potential impact that the adoption of SFAS 144 will have on our consolidated financial position and results of operations.

RECLASSIFICATIONS

     Certain prior year amounts have been reclassified to conform to the current year presentation. Such reclassifications had no effect on net income (loss) or stockholders' equity. Reclassifications include, but are not limited to, non-trade accounts receivable with vendors and subcontract manufacturers, classified as prepaid expenses and other which were previously classified as trade receivables.

2.  ACQUISITIONS AND DIVESTITURES

PURCHASE OF REPLAYTV

     On August 1, 2001, SONICblue completed the acquisition of ReplayTV, Inc., a developer of personal television technology. The acquisition was accounted for as a purchase. At closing, SONICblue issued 10.4 million shares of common stock and assumed an aggregate of 5.1 million options and warrants to purchase shares of SONICblue common stock in exchange for all of ReplayTV's outstanding equity, and ReplayTV became a wholly owned subsidiary of SONICblue. In connection with the acquisition of ReplayTV, SONICblue had made loans to ReplayTV in the amount of $20.0 million, which became part of the purchase price.

                             SONICBLUE INCORPORATED

     The purchase price of $50.1 million includes $26.5 million of stock, $2.8 million of stock option costs, cash paid to ReplayTV of $20.0 million and $0.8 million in estimated expenses of the transaction. The purchase price was allocated as follows: $(43.5) million to the estimated fair value of the ReplayTV net tangible assets (liabilities) purchased, $4.2 million to purchased in-process research and development, $17.5 million to purchased existing and core technology, $19.5 million to non-compete agreements, $4.8 million to deferred compensation and $47.6 million to goodwill. Goodwill is recorded as a result of consideration paid in excess of the fair value of net tangible and intangible assets acquired, principally due to estimated synergies of the acquisition and the value of the workforce acquired. Goodwill will not be amortized, but will be reviewed periodically for potential impairment, in accordance with SFAS 142. The identified acquisition related intangible assets are amortized on a straight-line basis, generally over a 5-year period. The allocation of the purchase price to intangibles and the related amortization periods were based upon a third party appraisal. The purchase price and the related allocation are subject to further refinement and change over the 12-month period following the acquisition. Certain elements of the purchase price allocation are still open to valuation, such as facilities costs and payables.

  REPLAYTV, INC. CONDENSED BALANCE SHEET

                                                               AUGUST 1, 2001
                                                               --------------
                                                               (IN MILLIONS)
Cash........................................................       $  0.4
Accounts receivable (net)...................................          0.2
Inventory...................................................          0.1
Prepaid expenses and other current assets...................          0.2
Property and equipment, net.................................          0.4
Other assets................................................          0.7
Accounts payable............................................        (13.2)
Accrued liabilities.........................................        (32.3)
                                                                   ------
  Net tangible assets/(liabilities).........................       $(43.5)
                                                                   ======

PURCHASE OF SENSORY SCIENCE

     On June 27, 2001, SONICblue completed the acquisition of Sensory Science Corporation, a developer of consumer electronics products, including dual deck videocassette player/recorders and DVD players. The acquisition was accounted for as a purchase. At closing, SONICblue issued approximately 1.3 million shares of SONICblue common stock to Sensory Science stockholders in exchange for the common stock of Sensory Science outstanding, and Sensory Science became a wholly owned subsidiary of SONICblue. In connection with the acquisition of Sensory Science, SONICblue had made loans to Sensory Science in the amount of $9.8 million, which became part of the purchase price.

     The purchase price of $21.7 million includes $7.2 million of stock, $0.3 million of stock option costs, cash paid to Sensory Science of $9.8 million and $4.4 million in estimated expenses of the transaction. The purchase price was allocated as follows: $(2.5) million to the estimated fair value of the Sensory Science net tangible assets (liabilities) purchased, $0.9 million to purchased in-process research and development, $0.9 million to purchased existing technology, $1.2 million to trade names, $1.1 million to workforce-in-place, $5.0 million to distribution channel relationships and $15.1 million to goodwill. Goodwill is recorded as a result of consideration paid in excess of the fair value of net tangible and intangible assets acquired, principally due to estimated synergies of the acquisition. Goodwill and identified acquisition related intangible assets are amortized on a straight-line basis, generally over a 5-year period. The allocation of the purchase price to intangibles was based upon management's estimates. The purchase price and the related allocation are subject

                             SONICBLUE INCORPORATED
to further refinement and change over the 12-month period following the acquisition. Certain elements of the purchase price allocation are still open to valuation, such as inventory costs and Cal Audio product lines held for sale at December 31, 2001.

  SENSORY SCIENCE CORPORATION AND SUBSIDIARIES CONDENSED BALANCE SHEET

                                                               JUNE 27, 2001
                                                               -------------
                                                               (IN MILLIONS)
Cash and cash equivalents...................................     $    3.1
Receivables -- less allowances..............................         11.5
Inventories.................................................          4.6
Prepaid expenses and other current assets...................          0.7
Net equipment...............................................          1.0
Other assets and investments................................          0.1
Accounts payable............................................         (7.2)
Accrued expenses............................................         (2.1)
Line of credit..............................................        (12.8)
Other liabilities...........................................         (1.4)
                                                                 --------
  Net tangible assets/(liabilities).........................     $   (2.5)
                                                                 ========

SALE OF PROFESSIONAL GRAPHICS DIVISION TO ATI TECHNOLOGIES

     In March 2001, SONICblue completed the sale to ATI Technologies, Inc. of its professional graphics division, based in Starnberg, Germany, which produced the Fire GL line of graphics accelerators. Under the terms of an Asset Purchase Agreement, SONICblue has received $7.9 million in cash through December 31, 2001 and is eligible to receive further financial consideration of up to $2.1 million, contingent upon the Fire GL graphics business, as operated by ATI, achieving future performance targets.

TRANSFER OF ASSETS TO S3 GRAPHICS CO., LTD.

     In January 2001, SONICblue completed the transfer of its graphics chips net assets, other than its shares of common stock of S3-VIA, to S3 Graphics Co., Ltd. ("S3 Graphics"), a joint venture between VIA and a wholly owned subsidiary of SONICblue. The joint venture manufactures and distributes semiconductor products and conducts related research and development activities. Pursuant to the joint venture agreement with VIA, SONICblue received 13 million shares of SONICblue common stock held by VIA in return for a reduction of its economic interest in the future operations of the joint venture to 0.1%. At closing, SONICblue granted a wholly owned subsidiary of VIA a warrant to purchase 2 million shares of SONICblue common stock at an exercise price of $10.00 per share. Under the joint venture agreement, SONICblue will also receive earn-out payments if the new venture meets specified profitability goals.

PURCHASE OF EMPEG LIMITED

     In November 2000, SONICblue acquired United Kingdom digital audio equipment manufacturer Empeg Limited, one of the first companies to design and bring to market digital audio players for automobiles, at an initial purchase price of $1.9 million. In November 2001, a purchase price adjustment of $1.1 million was recorded resulting in a total purchase price of $3.0 million.

                             SONICBLUE INCORPORATED

PURCHASE OF ASSETS OF NUMBER NINE

     On February 1, 2000, the Company completed the acquisition of substantially all of the assets of Number Nine Visual Technology Corporation ("Number Nine"). The purchase price of $5.3 million included $5.1 million of cash and $0.2 million in estimated expenses of the transaction. The purchase price was allocated as follows: $0.7 million to the estimated fair value of Number Nine net assets, $0.5 million to workforce-in-place and $4.1 million to goodwill. Goodwill was recorded as a result of consideration paid in excess of the fair value of net tangible and intangible assets acquired. Goodwill and identified acquisition related intangible assets have been amortized on a straight-line basis over 5 years.

PURCHASE OF DIAMOND MULTIMEDIA SYSTEMS

     On September 24, 1999, the Company completed the acquisition of all of the outstanding common stock of Diamond Multimedia Systems, Inc. ("Diamond"). Approximately 18.7 million shares of SONICblue common stock were issued to Diamond shareholders and 1.3 million options were assumed. At the time of the acquisition, Diamond designed, developed, manufactured and marketed multimedia and connectivity products for personal computers. The transaction was accounted for as a purchase.

     The purchase price of approximately $215 million included $172 million of stock, $12 million in stock option costs at fair value, cash payment of $20 million and approximately $11 million in expenses of the transaction. The purchase price was allocated as follows: $1.2 million to the estimated fair value of Diamond net liabilities assumed, $6.7 million to purchased in-process research and development, $6.8 million to purchased existing technology, $11.4 million to trade names, $5.5 million to workforce-in-place, $12.5 million to Diamond distribution channel relationships and $173.8 million to goodwill. Goodwill was recorded as a result of consideration paid in excess of the fair value of net tangible and intangible assets acquired. Goodwill and identified acquisition related intangible assets have been amortized on a straight-line basis over 2 to 7 years.

PRO FORMA OPERATING RESULTS

     The pro forma unaudited results of operations for the years ended December 31, 2001 and 2000, assuming the acquisitions of ReplayTV and Sensory Science and the disposition of the graphics chips assets had occurred as of January 1, 2000, and includes the effect of amortization of goodwill and other identified intangibles from that date. The impact of changes for in-process research and development has been excluded. This is presented for informational purposes only and is not necessarily indicative of the results of future operations or results that would have been achieved had the acquisitions and disposition taken place at the beginning of 2001 and 2000.

                                                                FOR THE YEAR ENDED
                                                                   DECEMBER 31,
                                                              ----------------------
                                                                 2001        2000
                                                              ----------   ---------
                                                              (IN THOUSANDS, EXCEPT
                                                                 PER SHARE DATA)
Revenues....................................................  $ 236,866    $381,675
Net income (loss)...........................................  $(800,188)   $150,294
Net earnings (loss) per common share:
  Basic.....................................................  $   (8.32)   $   1.69
  Diluted...................................................  $   (8.32)   $   1.50

                             SONICBLUE INCORPORATED

3.  FINANCIAL INSTRUMENTS

     The following is a summary of available-for-sale securities:

                                                DECEMBER 31, 2001     DECEMBER 31, 2000
                                               -------------------   --------------------
                                               AMORTIZED   MARKET    AMORTIZED    MARKET
                                                 COST       VALUE      COST       VALUE
                                               ---------   -------   ---------   --------
                                                             (IN THOUSANDS)
Corporate Debt Securities:
  Money market mutual funds..................   $ 6,274    $ 6,274   $ 13,753    $ 13,753
  Corporate bonds............................        --         --      2,312       2,324
                                                -------    -------   --------    --------
          Total Corporate Debt Securities....     6,274      6,274     16,065      16,077
Corporate Equity Securities..................    65,457     82,737    525,905     232,369
U.S. Government Securities...................        --         --      3,004       2,997
                                                -------    -------   --------    --------
                                                $71,731    $89,011   $544,974    $251,443
                                                =======    =======   ========    ========
Included in UMC and short-term investments...   $65,457    $82,737   $531,221    $237,690
Included in cash and cash equivalents........     6,274      6,274     13,753      13,753
                                                -------    -------   --------    --------
                                                $71,731    $89,011   $544,974    $251,443
                                                =======    =======   ========    ========

     Gross unrealized gains were $17.3 million in 2001 and $12,000 in 2000. Gross unrealized losses were zero in 2001 and $293.5 million in 2000. Gross unrealized gains and losses on available-for-sale securities are included in comprehensive income. All debt securities had a maturity of less than one year at December 31, 2001, and 2000.

     During 2001, the Company sold a portion of its UMC holdings, aggregating approximately 38.9 million shares. In connection with the sale of those UMC holdings, the Company purchased a series of call option collars on UMC stock with an aggregate notional amount of 38.9 million shares. These transactions provided SONICblue funds from the sale of the shares while allowing the Company to participate in future increases in the value of UMC shares, if any, through a series of call option collars. The fair value of these instruments was $6.8 million as of December 31, 2001 and is included in short-term investments. These instruments are marked-to-market in accordance with SFAS 115. These instruments have terms between one and three years and have a maximum potential value totaling $11.7 million. These instruments are not accounted for as hedges and any change in the market value of these derivatives is recognized as a gain or loss in the income statement. There were no such hedging instruments outstanding at December 31, 2000.

     The Company's convertible subordinated notes had a carrying value of $(103.3) million as of December 31, 2001, and 2000. The estimated fair values were $(70.6) million and $(70.9) million as of December 31, 2001, and 2000, respectively.

     The carrying value of cash and cash equivalents, short-term investments and notes payable approximates fair value. The fair values of convertible subordinated notes are estimated based on quoted market prices.

4.  INVESTMENTS

INVESTMENT IN UMC

     In 1995, SONICblue entered into a joint foundry venture with United Microelectronics Corporation, or UMC, to build United Semiconductor Corporation, or USC, a semiconductor manufacturing facility in Taiwan, R.O.C. In January 2000, USC merged with UMC and, as a result of the merger; SONICblue received 252 million UMC shares in exchange for its USC shares. The Company recorded a gain on the transfer of the shares of $884.2 million to recognize the difference in the carrying value of its investment in

                             SONICBLUE INCORPORATED

USC and the fair market value of the UMC shares. The Company also received stock dividends of approximately 50 and 32 million shares of UMC stock, in April 2000 and August 2001, respectively. The Company sold 191 million shares of UMC stock in 2001 and 15 million shares in 2000 on the Taiwan Stock Exchange, resulting in realized losses of $93.3 and $10.8 million, respectively.

     At December 31, 2000, the market value of the investment in UMC had declined to an amount significantly below its original basis. It was determined at that point that this decline was related to the downturn in the semiconductor industry as a whole and was temporary in nature due to the historically cyclical nature of the industry. During the first half of 2001, the Company concluded that the downturn in the semiconductor industry and the economy in general was more severe than previously anticipated and that there was a great deal of uncertainty regarding when the semiconductor industry would recover from this down cycle. Because SONICblue concluded that the decline in value of UMC was other than temporary, we reported an unrealized loss on the UMC investment of $468.3 million, based on the market value at June 30, 2001. Under the terms of the USC merger with UMC, a portion of the original number of UMC shares received by SONICblue are subject to restrictions on their sale that lapse over a three-year period from the date of the merger. At December 31, 2001, approximately 76 million shares were subject to restrictions that will lapse in one year or more and are recorded at adjusted cost as a long-term investment. The unrestricted shares and shares where the restrictions will lapse in one year or less, 52 million shares, are recorded as a current asset and are marked-to-market value through other comprehensive income.

     As of December 31, 2001, SONICblue's 128 million UMC short and long-term shares were worth approximately $186 million, based on the closing price of UMC shares on the Taiwan Stock Exchange and the prevailing U.S. dollar to New Taiwan Dollar exchange rate on that date. The Company's available-for-sale portion of the investment will be marked-to-market through other comprehensive income for changes in market value subsequent to December 31, 2001, unless a further decline in market value is considered to be other than temporary. If any further decline is considered to be other than temporary, the decrease in value of both the available-for-sale and long-term portions of the Company's UMC investment will be recorded as an expense in the statement of operations.

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

INVESTMENT IN RIOPORT

     In October 1999, SONICblue caused RioPort, Inc. (formerly RioPort.com, Inc.), which was a wholly owned subsidiary of SONICblue, to sell shares of its preferred stock to third party investors. RioPort is developing an integrated platform for acquiring, managing and experiencing music and spoken audio programming from the Internet. As a result, SONICblue retains a minority investment in RioPort and accounts for its investment using the equity method. In addition, in November 1999, SONICblue received $10.9 million for the sale to RioPort of OneStep, LLC, a software development company. In June 2000, RioPort sold additional preferred stock to third party investors. As part of this financing, the Company invested an additional $10.7 million in RioPort, maintaining its percentage ownership of RioPort. In the fourth quarter of 2000, RioPort sold additional preferred stock to third party investors. As of December 31, 2001, the Company held approximately 32% of RioPort's outstanding stock. The Company recorded its equity in the loss of RioPort of $0.1 million in 2001, $11.4 million in 2000 and $4.6 million in 1999. As of December 31, 2001,

                             SONICBLUE INCORPORATED
the Company was a guarantor of RioPort's $2 million bank line of credit, and as a result may be required to repay the bank line of credit upon default by RioPort.

INVESTMENT IN S3-VIA, INC.

     In November 1999, the Company established a 50.1% majority-owned corporate joint venture with VIA to bring certain high-performance integrated graphics and core logic chip sets to the volume OEM desktop and notebook PC markets. S3-VIA has exclusive access to both companies' technology and distribution rights for developed products between SONICblue and VIA The Company consolidated the accounts of S3-VIA in its consolidated financial statements through the third quarter of 2001. VIA, acting as S3-VIA's exclusive distributor, orders product from S3-VIA upon VIA's receipt of a third-party order. Revenue is recognized by S3-VIA upon shipment to VIA. Net sales by S3-VIA to VIA and receivables between S3-VIA and VIA are classified as related party revenues and receivables in the Company's consolidated financial statements.

     In the fourth quarter of 2001, the Company terminated its participation in the management of S3-VIA. As a result, the Company wrote off the net assets of the joint venture, which resulted in an unrecognized gain of $0.7 million. Since the actual process of withdrawing from the venture will continue and ultimately be a part of other negotiations that are on-going with VIA, the Company has deferred recognition of any gain until a comprehensive settlement of all outstanding issues is reached with VIA.

5.  CONVERTIBLE SUBORDINATED NOTES

     In September 1996, the Company completed a private placement of $103.5 million of convertible subordinated notes. The notes mature in October 2003. Interest is payable semi-annually at 5.75% per annum. The notes are convertible at the option of the holders into the Company's common stock at an initial conversion price of $19.22 per share, subject to adjustment. During 2000, $0.2 million in notes were converted into common stock. The notes are redeemable at the option of the Company at a redemption price of 100% of their principal amount. Offering costs of approximately $0.8 million, net of accumulated amortization are included in other assets and are amortized on a straight-line basis over the term of the notes.

6.  LINE OF CREDIT AND NOTES PAYABLE

     Sensory Science Corporation, a wholly owned subsidiary of SONICblue, has loans under a line of credit with a financial institution, which has a maturity date of March 25, 2003. The maximum line of credit is $25.0 million with a borrowing limit of $22.5 million, limited by a borrowing base determined by specific inventory and receivable balances of Sensory Science and an availability block of $5.0 million. The line of credit is collateralized by assets of Sensory Science Corporation and by a guarantee of SONICblue. Interest is charged at prime plus 1.0%. Borrowings were $15.3 million under this facility at December 31, 2001. As of December 31, 2001, SONICblue is in compliance with all debt covenants on this line of credit.

7.  STOCKHOLDERS' EQUITY

PREFERRED STOCK

     The preferred stock may be issued from time to time in one or more series. The Board of Directors is authorized to provide rights, preferences, privileges and restrictions of the shares of such series. As of December 31, 2001, and 2000, no shares of preferred stock had been issued.

                             SONICBLUE INCORPORATED

STOCKHOLDER RIGHTS PLAN

     On May 14, 1997, the Board adopted a Stockholder Rights Plan. To implement the plan, SONICblue's Board declared a dividend of one preferred stock purchase right (a "Right") for each outstanding share of SONICblue common stock held of record on June 1, 1997. Each Right represents a contingent right to purchase, under certain circumstances, a fractional share of SONICblue Series A Participating Preferred Stock. The Rights would become exercisable and trade independently from SONICblue common stock upon the public announcement of the acquisition by a person or group of 15% or more of SONICblue's common stock, or ten days after commencement of a tender or exchange offer for SONICblue common stock that would result in the acquisition of 15% or more of SONICblue's common stock. In the event one of the limited conditions is triggered, each Right entitles the registered holder to purchase one one-thousandth of a share of preferred stock at an exercise price of $85.00 per Right. The Board of Directors may redeem the Rights at $0.01 per Right pursuant to the plan. The Rights expire May 14, 2007.

EMPLOYEE STOCK PURCHASE PLAN

     The Company's 1993 Employee Stock Purchase Plan permits eligible employees, through payroll deductions of up to 10% of compensation, to purchase shares of Company common stock up to a maximum of 2,000 shares at a price equal to 85% of the lower of the fair market value at the beginning or end of the purchase period. At December 31, 2001, 3.2 million shares have been issued under the plan and 1.6 million shares have been reserved for future issuance.

STOCK OPTION PLANS

     The 1989 Stock Plan was established for the grant of incentive or nonstatutory stock options and the direct award or sale of shares to employees, directors and consultants. Incentive stock options must be granted at not less than fair market value at the date of grant. The exercise price of nonstatutory options and the share price for shares sold generally may be no less than 85% of fair market value at the date of the grant or sale. In connection with the mergers with Diamond, empeg, Sensory Science and ReplayTV, each outstanding stock option was assumed by SONICblue and converted into an option to acquire shares of SONICblue common stock on the same terms and conditions (including any provisions for acceleration) as were applicable to that stock option under the applicable stock option plan in effect prior to the merger. At December 31, 2001, 45.5 million shares of common stock have been authorized for issuance,
24.4 million shares of common stock are reserved for issuance and 5.4 million shares were available for future grant under the plans.

                             SONICBLUE INCORPORATED

     A summary of stock option activity under the plans is as follows (shares in thousands except per share amounts):

                                                               NUMBER     WEIGHTED AVERAGE
                                                              OF SHARES   PRICE PER SHARE
                                                              ---------   ----------------
BALANCE, DECEMBER 31, 1998..................................   15,043          $ 4.86
Options granted and assumed.................................    7,920            8.50
Options exercised...........................................   (3,391)           5.24
Options cancelled...........................................   (2,368)           6.51
                                                               ------
BALANCE, DECEMBER 31, 1999..................................   17,204            6.22
Options granted.............................................    4,249           13.90
Options exercised...........................................   (3,089)           5.38
Options cancelled...........................................   (3,329)           8.90
                                                               ------
BALANCE, DECEMBER 31, 2000..................................   15,035            7.93
Options granted and assumed.................................   11,454            2.86
Options exercised...........................................   (1,197)           2.76
Options cancelled...........................................   (6,282)           7.85
                                                               ------
BALANCE, DECEMBER 31, 2001..................................   19,010            5.21
                                                               ======

     Options generally vest over a period of four years and generally become exercisable beginning either six months or one year from the date of employment or grant. Options generally expire ten years from the date of grant. Options to purchase 9.8 million, 7.0 million and 6.7 million shares were vested and exercisable at December 31, 2001, 2000 and 1999, respectively, with a weighted average exercise price of $5.53, $6.03 and $5.24, respectively.

COMMON SHARES RESERVED FOR ISSUANCE

     The Company has reserved shares of common stock for future issuance at December 31, 2001, as follows:

                                                              (IN THOUSANDS)
Shares reserved for Stock Option Plans......................       5,364
Shares reserved for Employee Stock Purchase Plan............       1,636
Outstanding warrants........................................       2,028
Shares reserved for conversion of convertible subordinated
  notes.....................................................       5,375
                                                                  ------
          Total common stock reserved for future issuance...      14,403
                                                                  ======

SHARES ISSUED FOR SERVICES

     During 2001, SONICblue granted stock awards for an aggregate of 423,058 shares valued at $0.7 million in consideration for legal services.

STOCK-BASED COMPENSATION

     Under the intrinsic value method, the Company generally recognizes no compensation expense with respect to stock-based awards to employees. The Company is required to present pro forma information regarding net income (loss) and net income (loss) per share, as if the Company had accounted for its stock-based awards to employees under the fair value method. The fair value of the Company's stock-based awards to employees was estimated using the Black-Scholes option valuation model. The Black-Scholes option

                             SONICBLUE INCORPORATED
valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. The Black-Scholes model requires the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock-based awards to employees have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock-based awards to employees.

     The following table summarizes the ranges of outstanding and exercisable options at December 31, 2001:

                            OPTIONS OUTSTANDING
                  ---------------------------------------      OPTIONS EXERCISABLE
                                    WEIGHTED                -------------------------
                                     AVERAGE     WEIGHTED                    WEIGHTED
                                    REMAINING    AVERAGE                     AVERAGE
   RANGE OF           NUMBER       CONTRACTUAL   EXERCISE       NUMBER       EXERCISE
EXERCISE PRICES    OUTSTANDING        LIFE        PRICE      EXERCISABLE      PRICE
---------------   --------------   -----------   --------   --------------   --------
                  (IN THOUSANDS)   (IN YEARS)               (IN THOUSANDS)
$0.01 - $ 2.42..       5,115          9.17        $ 1.27        2,228         $ 1.00
 2.48 -   3.16...      5,364          7.28          2.98        2,859           3.15
 3.44 -   8.94...      4,850          7.19          5.65        2,682           5.70
 8.95 -  41.08...      3,681          7.76         13.36        1,983          13.80
                      ------                                    -----
 0.01 -  41.08...     19,010          7.86          5.21        9,752           5.53
                      ======                                    =====

     The fair value of the Company's stock-based awards to employees was estimated assuming no expected dividends and the following weighted-average assumptions:

                                      STOCK OPTION PLAN           EMPLOYEE STOCK PURCHASE PLAN
                                ------------------------------   ------------------------------
                                  2001       2000       1999       2001       2000       1999
                                --------   --------   --------   --------   --------   --------
Expected life from vest date    0.5 yrs.   0.5 yrs.   0.5 yrs.        0.0   0.0 yrs.   0.0 yrs.
                                                                 yrs.....
Volatility....................       90%        81%        83%        90%        81%        83%
Risk-free interest rate.......      3.4%       6.2%       5.4%       4.2%       5.8%       4.9%

     The weighted-average estimated fair value of stock options granted during 2001, 2000 and 1999 was $1.93, $7.80 and $4.95 per share, respectively. The weighted-average estimated fair value of shares purchased under the Employee Stock Purchase Plan during 2001, 2000 and 1999 was $2.69, $3.08 and $2.87 per share, respectively.

     For pro forma purposes, the estimated fair value of the Company's stock-based awards to employees is generally amortized over the vesting period of four years (for options) and the offering period (for stock purchases under the Employee Stock Purchase Plan). The pro forma information is as follows:

                                                              YEAR ENDED DECEMBER 31,
                                                      ----------------------------------------
                                                          2001          2000          1999
                                                      ------------   -----------   -----------
                                                      (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Pro forma net income (loss).........................   $(765,062)     $297,286      $(42,178)
Pro forma earnings per share amounts:
  Basic.............................................   $   (8.91)     $   3.29      $  (0.71)
  Diluted...........................................   $   (8.91)     $   3.15      $  (0.71)

WARRANTS

     In January 2001, SONICblue granted a wholly owned subsidiary of VIA a warrant to purchase 2 million shares of SONICblue common stock at an exercise price of $10.00 per share. The warrant expires on

                             SONICBLUE INCORPORATED

January 3, 2005, unless terminated earlier pursuant to its terms. In December 1998, the Company entered into an agreement pursuant to which it issued Intel Corporation a warrant to purchase 1 million shares of the Company's common stock at an exercise price of $9.00 per share. The purchase price for the warrant was $1.0 million. Intel exercised this warrant in February 2000 on a cashless basis for a net issuance of 429,477 shares.

8. LEASES AND COMMITMENTS

OPERATING LEASES

     The Company occupies facilities in several countries including the United States, France, Germany, Japan, Korea and the United Kingdom and is obligated under leases expiring through 2008. Under the leases, the Company is responsible for insurance, maintenance and property taxes.

     Future minimum annual payments under operating leases are as follows:

                                                            OPERATING LEASES
                                            -------------------------------------------------
                                            RENT EXPENSE   SUBLEASE INCOME   NET RENT EXPENSE
                                            ------------   ---------------   ----------------
                                                             (IN THOUSANDS)
2002......................................    $ 7,279         $ (4,159)          $ 3,120
2003......................................      7,282           (4,247)            3,035
2004......................................      7,195           (4,335)            2,860
2005......................................      7,102           (4,423)            2,679
2006......................................      6,943           (4,511)            2,432
Thereafter................................     22,114          (15,029)            7,085
                                              -------         --------           -------
  Total minimum lease payments............    $57,915         $(36,704)          $21,211
                                              =======         ========           =======

     Total future minimum payments due under operating leases, net of related sublease income, for abandoned facilities related to restructuring costs is $20.4 million as of December 31, 2001. These amounts will be paid out through 2010 and are included in accrued liabilities and other long-term liabilities in the consolidated balance sheet as of December 31, 2001.

     Rent expense for 2001, 2000 and 1999, was $7.4 million, $10.9 million and $10.1 million, respectively. Sublease income for 2001, 2000 and 1999 was $3.7 million, $4.1 million and $4.4 million, respectively. Net rent expense for 2001, 2000, and 1999 was $3.7 million, $6.8 million and $5.7 million, respectively.

                             SONICBLUE INCORPORATED

9. INCOME TAXES

     The provision (benefit) for income taxes consists of:

                                                          YEAR ENDED DECEMBER 31,
                                                      -------------------------------
                                                        2001        2000       1999
                                                      ---------   --------   --------
                                                              (IN THOUSANDS)
CURRENT TAX EXPENSE:
  Federal...........................................  $      --   $     --   $     --
  State.............................................         --         --         --
  Foreign...........................................         --         88        618
                                                      ---------   --------   --------
                                                             --         88        618
                                                      ---------   --------   --------
DEFERRED TAX EXPENSE:
  Federal...........................................   (164,007)   210,620    (43,173)
  State.............................................    (38,751)    70,770     (5,361)
  Foreign...........................................         --         --         --
                                                      ---------   --------   --------
                                                       (202,758)   281,390    (48,534)
                                                      ---------   --------   --------
          Total.....................................  $(202,758)  $281,478   $(47,916)
                                                      =========   ========   ========

     Loss from foreign operations was $35.5 million, $31.0 million, and nil in 2001, 2000 and 1999, respectively. The tax benefits resulting from disqualifying dispositions of shares acquired under the Company's incentive stock option plan and from the exercise of non-qualified stock options reduced taxes payable as shown by nil, $5.0 million and $2.9 million in 2001, 2000 and 1999, respectively, which amounts are included in additional paid-in capital.

     The difference between the provision for taxes on income and the amount computed by applying the federal statutory income tax rate to income before taxes is explained below:

                                                          YEAR ENDED DECEMBER 31,
                                                      -------------------------------
                                                        2001        2000       1999
                                                      ---------   --------   --------
                                                              (IN THOUSANDS)
Tax computed at 35%.................................  $(335,652)  $208,007   $(27,544)
Nondeductible goodwill..............................     50,770     15,554      4,269
State income taxes, net of federal effect...........    (25,188)    46,000         --
Tax credits.........................................         --     (3,000)        --
Equity loss of investee.............................         --      3,981          2
Losses not benefited (benefited)....................    106,940     10,150    (24,643)
Other...............................................        372        786         --
                                                      ---------   --------   --------
Provision for income taxes..........................  $(202,758)  $281,478   $(47,916)
                                                      =========   ========   ========
Effective tax rate..................................       21.1%      47.4%      60.9%
                                                      =========   ========   ========

                             SONICBLUE INCORPORATED

     Significant components of the Company's deferred income tax asset are as follows:

                                                                  DECEMBER 31,
                                                              ---------------------
                                                                2001        2000
                                                              ---------   ---------
                                                                 (IN THOUSANDS)
Deferred tax assets:
  Reserves not currently deductible.........................  $   9,457   $  14,555
  Accrued liabilities.......................................      8,851          --
  Deferred revenue..........................................      1,482         489
  Compensation expense not currently deductible.............      2,155       3,106
  Depreciation/amortization.................................      9,117      16,151
  Foreign net operating loss carryforwards..................      7,184       7,300
  Federal net operating loss carryforwards..................    258,616     159,825
  State net operating loss carryforwards....................     12,566      13,400
  Federal credit carryforwards..............................      9,745      10,293
  State credit carryforwards................................      6,724       4,662
  Unrealized loss on investments............................      9,595          --
  Other.....................................................      7,233      11,728
                                                              ---------   ---------
          Total deferred tax assets.........................    342,725     241,509
  Valuation allowance for deferred tax assets...............   (265,080)    (80,568)
                                                              ---------   ---------
          Net deferred tax assets...........................     77,645     160,941
                                                              ---------   ---------
Deferred tax liabilities:
  Investment in UMC.........................................    (55,345)   (243,754)
  Purchased intangibles.....................................    (22,300)     (6,984)
  Other.....................................................         --      (4,906)
                                                              ---------   ---------
          Total deferred tax liabilities....................    (77,645)   (255,644)
                                                              ---------   ---------
          Net deferred tax liability........................  $      --   $ (94,703)
                                                              =========   =========

     The foreign net operating loss carryforwards do not expire. The federal net operating loss and credit carryforwards expire beginning in 2005 and 2002, respectively. The state net operating loss and credit carryforwards expire beginning in 2002 and 2005, respectively. Utilization of the net operating loss and credit carryforwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of net operating loss carryforwards before utilization.

     The change in the valuation allowance was $184.5 million, $19.7 million and $20.1 million in 2001, 2000 and 1999, respectively. Approximately $125.7 million of the valuation allowances at December 31, 2001, relates to tax carryforwards of purchased subsidiaries, the realization of which will first reduce goodwill, then other non-current intangible assets related to the acquisitions. In addition, $1.0 million of the valuation allowance shown above relates to tax benefits from stock option deductions that will be credited to equity when realized.

                             SONICBLUE INCORPORATED

10. EMPLOYEE BENEFIT PLANS

     Under terms of the Company's non-qualified cash profit sharing plan, all employees, including officers, are eligible to receive, an annual cash bonus based on pretax profits, prorated for service with the Company. No payments were made under this plan in 2001, 2000 or 1999.

     The Company has a 401(k) tax-deferred savings plan whereby all employees meeting certain age and service requirements may contribute up to 20% of their eligible compensation (up to the maximum allowed under IRS rules). The Company, at the discretion of the Board of Directors, may make contributions. No contributions by the Company have been made to the plan since its inception.

11. PRODUCT LINES, INTERNATIONAL SALES AND SIGNIFICANT CUSTOMERS

     The Company reports financial and descriptive information in one segment for which financial information is made available to and evaluated regularly by the chief operating decision maker, its Chief Executive Officer ("CEO"). During 2001, the CEO reviewed financial information presented on a consolidated basis for purposes of making operating decisions and assessing financial performance. Net sales by product line for 2001, 2000 and 1999 were as follows:

                                                             YEAR ENDED DECEMBER 31,
                                                             ------------------------
                                                              2001     2000     1999
                                                             ------   ------   ------
                                                              (AMOUNTS IN MILLIONS)
Consumer Electronics.......................................  $153.1   $ 65.6   $ 15.7
Modems.....................................................    19.7     53.8     34.6
Chips (S3-VIA).............................................    23.4    240.4    196.6
Boards.....................................................    14.3    173.9    103.8
Other......................................................     3.3      3.0      1.9
                                                             ------   ------   ------
  Total....................................................  $213.8   $536.7   $352.6
                                                             ======   ======   ======

     The Company's primary operations are located in the United States. The Company sells its products into the consumer electronics market primarily in the United States, Europe and Asia. Excluding the net sales of S3-VIA, Inc., international sales accounted for 24%, 56% and 70% of net sales in 2001, 2000 and 1999, respectively. Two customers accounted for 13% and 12%, respectively, of net sales in 2001. One customer accounted for 21% of net sales in 2000. Two customers accounted for 19% and 10%, respectively, of net sales in 1999. Sales of our products are primarily in the United States and to a lesser extent in Europe and Asia. Prior to the transfer in January 2001 of our graphics chips business to S3 Graphics and the shutdown of our graphics boards business in August 2000, a significant percentage of our sales were to international original equipment manufacturers.

12. CONTINGENCIES

     The Internet, digital media, entertainment and consumer electronics industries are characterized by frequent litigation, including litigation regarding patent and other intellectual property rights. SONICblue is party to various legal proceedings that arise in the ordinary course of business. While we currently believe that the ultimate outcome of these proceedings, individually and in the aggregate, will not have a material adverse effect on the Company's financial position or overall trends in results of operations, litigation is subject to inherent uncertainties. There can be no assurance that an adverse result or settlement with regard to these lawsuits would not have a material adverse effect on SONICblue's financial condition or results of operations.

     Since November 1997, a number of complaints have been filed in federal and state courts seeking unspecified damages on behalf of an alleged class of persons who purchased shares of SONICblue's common

                             SONICBLUE INCORPORATED
stock at various times between April 18, 1996, and November 3, 1997. The complaints name as defendants SONICblue, certain of its officers and former officers, and certain directors of SONICblue, and Deloitte & Touche, the company's former auditors, and assert that they violated federal and state securities laws by misrepresenting and failing to disclose certain information about SONICblue's business. In addition, certain stockholders have filed derivative actions in the state courts of California and Delaware seeking recovery on behalf of SONICblue, alleging, among other things, breach of fiduciary duties by such individual defendants. The plaintiffs in the derivative action in Delaware have not taken any steps to pursue their case. The derivative cases in California State court have been consolidated, and plaintiffs have filed a consolidated amended complaint. The court has entered a stipulated order in those derivative cases suspending court proceedings and coordinating discovery in them with discovery in the class actions in California State courts. In late 2001, the derivative plaintiffs gave notice terminating that stay, and the parties have stipulated that a second amended consolidated complaint may be filed in April 2002. On plaintiffs' motion, the federal court has dismissed the federal class actions without prejudice. The class actions in California State court have been consolidated, and plaintiffs have filed a consolidated amended complaint. SONICblue has answered that complaint. Discovery is proceeding. On January 22, 2001, four of the insurance carriers which issued directors and officers insurance to SONICblue filed suit against all parties named as defendants in the securities litigation, claiming that the carriers have no obligation to provide coverage under the California Insurance Code. In May 2001, the court entered an order staying the insurance action pending resolution of the securities litigation (refer to Note 16 of the Consolidated Financial Statements).

     SONICblue has also been defending several putative class action lawsuits naming Diamond, which were filed in June and July 1996 and June 1997 in the California Superior Court for Santa Clara County and the U.S. District Court for the Northern District of California. The plaintiffs alleged that Diamond and the other defendants made various material misrepresentations and omissions during the class period. The parties have tentatively agreed to settle this matter, subject to final documentation and court approval, for a payment of $15.0 million. SONICblue funded $4.5 million of the settlement on November 1, 2000. SONICblue previously accrued this amount in connection with the merger with Diamond. SONICblue believes that Diamond's insurance covers the remaining $10.5 million of the settlement; Diamond's insurers have funded that amount into the settlement, although one of these insurers has served a notice of arbitration disputing its obligation to pay $3 million of the $10.5 million. The contesting insurer maintains that indemnification of its share of the settlement is barred by virtue of a recent California appellate decision. SONICblue has been defending the arbitration vigorously. The matter is being briefed, and a preliminary conference is scheduled for April 2002.

     C3 Sales, Inc. filed suit against SONICblue on October 6, 1999, in the Harris County (Houston), Texas District Court. The petition sought a judicial declaration that a Sales Representative Agreement entered into between C3 and SONICblue on May 19, 1999, was a valid contract that governed the relationship between the two parties. In December 1999, SONICblue filed a summary judgment motion seeking judgment against C3 on the grounds that no issues of material fact remain to be determined regarding the declaratory judgment sought by C3. C3 responded by filing an amended petition alleging that the Sales Representative Agreement applied to Diamond products, and that certain commissions due under the agreement were not paid. The parties settled this matter in October 2001 for $3.1 million.

     In October and November, 2001, a group of 28 entertainment companies including, among others, Paramount Pictures Corporation, Disney Enterprises, Inc. and the three major television networks filed four lawsuits against SONICblue and its ReplayTV, Inc. subsidiary in the U.S. District Court in Los Angeles, California. The lawsuits allege that the Company's planned manufacture and sale of the ReplayTV 4000, which allows users to skip commercials and to use the Internet to send recorded material to other ReplayTV 4000 users, constitutes copyright infringement, among other claims. The plaintiffs in the lawsuits are seeking an injunction prohibiting the Company from including these features in its video products. Although one of the lawsuits originally alleged that the Company's Go-Video VCRs featuring the commercial skipping

                             SONICBLUE INCORPORATED
technology similarly violate the copyright laws, in their amended complaint plaintiffs eliminated these claims in November 2001. The parties have commenced discovery and the District Court has preliminarily scheduled a consolidated trial in August 2002. SONICblue intends to dispute the plaintiffs' claims and defend this action vigorously.

     On June 19, 2000, an individual, Valentin Pepelea, filed a lawsuit against ReplayTV, Inc. in Santa Clara County Superior Court alleging that ReplayTV and its founders misappropriated trade secrets allegedly disclosed by Mr. Pepelea in discussions with the founders in the spring of 1997, and that he had been promised a founder's share in ReplayTV. On January 17, 2001, Mr. Pepelea amended his complaint to seek licensing royalties as a remedy. The parties entered into a written settlement agreement in this matter in March 2002 pursuant to which Mr. Pepelea will dismiss his complaint.

     On November 16, 2001, four former holders of ReplayTV preferred shares filed a petition for appraisal in the Chancery Court in the State of Delaware asserting their dissenters rights of appraisal and seeking the fair value of their ReplayTV shares in cash in lieu of the SONICblue shares to be issued to them as provided in SONICblue's merger agreement with ReplayTV. On December 18, 2001, ReplayTV filed its response to petition for appraisal. In addition, on December 13, 2001, the same four former holders of ReplayTV preferred shares filed a complaint in the Chancery Court in the State of Delaware asserting that ReplayTV and its former directors breached their fiduciary duty in connection with Replay's merger by engaging in self-dealing, failing to make appropriate disclosures to shareholders and failing to maximize the value for them in the merger, resulting in an allocation of an insufficient amount of the merger consideration to the ReplayTV preferred stockholders. The complaint seeks "at least $7,249,990.50" in damages. In its merger agreement with ReplayTV, SONICblue agreed to indemnify ReplayTV and its former directors against this type of lawsuit, among other things. On February 15, 2002, ReplayTV and the former ReplayTV directors filed their answer. SONICblue and ReplayTV intend to dispute the plaintiffs' claims and vigorously defend these actions.

     On December 12, 2001, SONICblue filed a complaint for patent infringement against TiVo, Inc. in the United States District Court for the Northern District of California. SONICblue's complaint generally alleges that TiVo is infringing one of its patents by licensing and offering to license its DVR technology and offering its program guide service. In response, TiVo filed a counter-complaint against SONICblue which generally alleges that SONICblue is infringing one of TiVo's patents by making, selling, offering to sell its ReplayTV DVRs. TiVo filed a separate complaint with substantially the same allegations in the same court on January 23, 2002. SONICblue intends to vigorously defend itself against the allegations made in TiVo's complaint and counter complaint.

     On November 28, 2001, Techsearch, LLC filed a complaint for patent infringement against a number of consumer electronics companies, including SONICblue, in the United States District Court for the Northern District of Illinois. Techsearch's complaint generally alleges that SONICblue is infringing one of its patents by making, selling, and offering to sell its Rio Volt CD players that are capable of playing CDs encoded with audio tracks in the MP3 format. SONICblue intends to dispute the plaintiff's claims and vigorously defend itself against the allegations made in Techsearch's complaint.

     On February 14, 2000, Robert C. Price filed a purported class action lawsuit in the Circuit Court of Monroe County, State of Indiana against the Company and Diamond alleging violations of the California Business and Professions Code section 7200 and the California Song-Beverly Act, which covers consumer warranties. The lawsuit alleges that certain of the Company's Rio 300 MP3 player retail boxes, which were discontinued in approximately 1999, are misleading because the boxes indicate that computer software included in the package allows the purchaser to convert audio tracks on CDs to the MP3 audio format, but the software included with the product permitted only 50 conversions. The Company answered the complaint on April 27, 2000, denying plaintiff's allegations. A status conference was conducted on July 26, 2000, and a further status conference was held on January 10, 2001. Discovery has commenced. No class has been certified, but a further status conference to set a timetable for resolution of class certification issues has been

                             SONICBLUE INCORPORATED
scheduled for April 17, 2002. SONICblue intends to contest the certification of the purported class, dispute the lawsuit's allegations and defend this action vigorously.

     On or about November 27, 2001, Pac Tec, a division of La France Corporation, filed a civil action against SONICblue and one of its suppliers, Manufacturer' Services Limited, in the United States District Court for the Eastern District of Pennsylvania, alleging claims against both defendants jointly for breach of contract and promissory estoppel. In the complaint, the plaintiff prays for damages in excess of $2.5 million, plus prejudgment interest and costs of suit. On or about February 15, 2002, the Company filed a motion to dismiss the complaint or for a more definite statement. Opposition to the motion has not yet been served, nor has a date for hearing or other disposition of the motion been set. SONICblue intends to dispute the plaintiff's claims and vigorously defend itself against this action.

     The investment agreement between SONICblue, VIA and S3 Graphics provides that under certain circumstances, SONICblue may be required to pay VIA significant liquidated damages if, unless as a result of certain acts or omissions on the part of either VIA or S3 Graphics, S3 Graphics is prevented by court order from utilizing SONICblue's patent cross-license with Intel Corporation or if SONICblue enters into a settlement agreement with Intel such that S3 Graphics can no longer operate under the patent cross-license. In September 2001, Intel filed a patent infringement lawsuit against S3 Graphics and VIA. SONICblue is not a party to the lawsuit. The lawsuit is in early stages. Any liquidated damages that SONICblue might be required to pay to VIA under the investment agreement may under certain circumstances be reduced by amounts paid by SONICblue to Intel in connection with any lawsuit and amounts owed to SONICblue by either VIA or S3 Graphics. While we currently believe that the ultimate outcome of these proceedings will not have a material adverse effect on the Company's financial position or overall trends in results of operations, litigation is subject to inherent uncertainties. An adverse result or settlement with regard to these proceedings could have a material adverse effect on SONICblue's financial condition or results of operations.

13.  RESTRUCTURING EXPENSE AND IMPAIRMENT CHARGE

     In April 2001, the Company adopted a restructuring plan relating to the change in its business strategy to address changes in the market due to technology changes, customer demands, and methods of distribution to reflect its long-term strategy and focus. The Company continued the restructuring activities in both the third and fourth quarters of 2001. Specific actions include reducing the Company's workforce worldwide by approximately 200 employees affecting all functional groups throughout the organization, consolidating facilities, discontinuing unprofitable products and closing offices in unprofitable locations. As part of the restructuring, the Company also expensed approximately $59.8 million in inventory and related charges, through cost of sales.

     Due to the circumstances created by the significant downturns in the digital media markets, the Company recorded an impairment charge against the goodwill and intangibles associated with its acquisitions of Diamond Multimedia, RioPort, and Empeg Limited. These downturns negatively affected the forecasted revenues and cash flows from the Diamond and Empeg Limited businesses acquired in 1999 and 2000. In accordance with the Company's policy, undiscounted cash flows indicated that the assets were impaired. The Company calculated the impairment charge by comparing the expected discounted future cash flows to the carrying amount of the related intangible assets.

     In August 2000, the Company adopted a restructuring plan relating to the shutdown of its Diamond Multimedia-branded add-in board business to reflect its long-term strategy and focus. Specific actions included the write-off of intangibles, consolidating facilities and a reduction in the Company's workforce. As part of the restructuring, the Company also expensed $3.4 million in inventory, through cost of sales.

                             SONICBLUE INCORPORATED

     The related accrued restructuring and impairment charges activity was as follows (in thousands):

                               SEVERANCE           REDUNDANT
                            COMPENSATION AND   FACILITIES RELATED   GOODWILL AND      CONTRACT AND
                            RELATED EXPENSES         COSTS          INTANGIBLES       OTHER COSTS         TOTAL
                            ----------------   ------------------   ------------   ------------------   ---------
Restructuring and
  Impairment Charges......      $ 1,506                  --          $   4,376          $   812         $   6,694
Cash Payments.............         (266)                 --                 --               --              (266)
Non-Cash Charges..........           --                  --             (4,376)              --            (4,376)
                                -------             -------          ---------          -------         ---------
BALANCE DECEMBER 31,
  2000....................      $ 1,240                  --                 --          $   812         $   2,052
Restructuring and
  Impairment Charges......        5,969               8,856            110,162            5,336           130,323
Cash Payments.............       (4,566)               (928)                --           (1,131)           (6,625)
Non-Cash Charges..........           --              (1,365)          (110,162)          (3,630)         (115,157)
                                -------             -------          ---------          -------         ---------
BALANCE DECEMBER 31,
  2001....................      $ 2,643             $ 6,563                 --          $ 1,387         $  10,593
                                =======             =======          =========          =======         =========

     Restructuring charges for severance compensation and related expenses will be paid through 2003, redundant facilities and related costs will be paid through 2010, and contracts and other costs will be paid through 2006.

14.  EARNINGS (LOSS) PER SHARE

     Basic and diluted earnings per share are calculated using the weighted average number of shares of common stock outstanding during the period, less shares subject to repurchase. Diluted earnings per share include the impact of potentially dilutive securities. At December 31, 2001, and 1999, approximately 26,413,000 and 22,589,000 of the Company's potentially dilutive securities (stock options, warrants, and convertible note), respectively, were anti-dilutive and have been excluded from the computation of weighted-average shares used in computing diluted net loss per share for the years then ended.

     The following table sets forth the computation of basic and diluted earnings per share:

                                                              YEAR ENDED DECEMBER 31,
                                                      ----------------------------------------
                                                          2001          2000          1999
                                                      ------------   -----------   -----------
                                                      (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
NUMERATOR
Net Income (Loss)
  Basic.............................................   $(756,249)     $312,828      $(30,780)
  Interest expense of convertible notes (net of
     tax)...........................................          --         3,864            --
                                                       ---------      --------      --------
  Diluted...........................................   $(756,249)     $316,692      $(30,780)
                                                       =========      ========      ========
DENOMINATOR
  Denominator for basic earnings per share..........   $  85,855      $ 90,390      $ 59,244
  Common stock equivalents -- options and
     warrants.......................................          --         5,375            --
  Common stock equivalents -- convertible notes.....          --         5,385            --
                                                       ---------      --------      --------
  Denominator for diluted earnings per share........   $  85,855      $101,150      $ 59,244
                                                       =========      ========      ========
Basic earnings (loss) per share.....................   $   (8.81)     $   3.46      $  (0.52)
Diluted earnings (loss) per share...................   $   (8.81)     $   3.13      $  (0.52)

                             SONICBLUE INCORPORATED

15.  COMPREHENSIVE INCOME

     The following are the components of accumulated other comprehensive income
(loss), net of tax:

                                                                 DECEMBER 31,
                                                         ----------------------------
                                                          2001      2000       1999
                                                         ------   ---------   -------
                                                                (IN THOUSANDS)
Unrealized gain (loss) on investments (net of tax).....  $9,390   $(191,197)  $   803
Foreign currency translation adjustments...............  (8,397)     (8,402)   (8,366)
                                                         ------   ---------   -------
  Accumulated other comprehensive income (loss)........  $  993   $(199,599)  $(7,563)
                                                         ======   =========   =======

     The following schedule of other comprehensive income (loss) shows the gross current-period gain (loss) and the reclassification adjustment, net of tax.

                                                           YEAR ENDED DECEMBER 31,
                                                        -----------------------------
                                                          2001       2000       1999
                                                        --------   ---------   ------
                                                               (IN THOUSANDS)
Unrealized gain (loss) on investments
Unrealized gain (loss) on available-for-sale
  securities (net of tax).............................  $ 10,287   $(196,096)  $3,076
  Less: reclassification adjustment for (gain) loss
     realized in net income (net of tax)..............   190,299       4,096       56
                                                        --------   ---------   ------
Net unrealized gain (loss) on investments (net of
  tax)................................................   200,586    (192,000)   3,132
Foreign currency translation adjustments..............         6         (36)   4,060
                                                        --------   ---------   ------
Other comprehensive income (loss).....................  $200,592   $(192,036)  $7,192
                                                        ========   =========   ======

16.  SUBSEQUENT EVENT

SECURITIES LITIGATION SETTLEMENT

     On February 19, 2002, the California Superior Court for Santa Clara County entered its preliminary approval of an agreement to settle the consolidated state court class action lawsuit. On February 20, 2002, SONICblue announced that it had reached an agreement-in-principle to settle the related California derivative litigation. If the Court gives final approval on the class action settlement, SONICblue will contribute 2,401,501 shares of SONICblue common stock and Deloitte & Touche will contribute up to $250,000 in full settlement of all claims. The derivative settlement calls for the defendants to contribute to the settlement their respective benefits under certain directors and officers insurance policies in an amount of approximately $4.6 million which, net of attorneys' fees and litigation costs, would be paid to SONICblue. Both settlements are contingent on satisfying certain conditions, including court approval. The total net cost of these settlements to SONICblue, net of insurance, is expected to approximate $8.6 million. These charges were recorded in SONICblue's fourth quarter ended December 31, 2001.

           SELECTED QUARTERLY CONSOLIDATED FINANCIAL DATA (UNAUDITED)

     The following table presents selected unaudited consolidated financial results for each of the eight quarters in the two-year period ended December 31, 2001. In the Company's opinion, this unaudited information has been prepared on the same basis as the audited information and includes all adjustments (consisting of only normal recurring adjustments) necessary for a fair statement of the financial information for the period presented.

                                                    FOURTH       THIRD       SECOND       FIRST
                                                  QUARTER(4)   QUARTER(1)    QUARTER     QUARTER
                                                  ----------   ----------   ---------   ---------
                                                     (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
YEAR ENDED DECEMBER 31, 2001
Net sales.......................................   $ 79,646    $  54,783    $  29,508   $  49,886
Gross profit (loss).............................     14,314        8,211      (67,511)    (16,769)
Loss from operations(2).........................    (22,183)     (34,490)    (242,331)    (63,454)
Net income (loss)(3)............................    (52,649)     (55,290)    (312,541)   (335,769)
Earnings (loss) per share amounts:
  Basic(5)......................................   $  (0.57)   $   (0.62)   $   (3.88)  $   (4.16)
  Diluted(5)....................................   $  (0.57)   $   (0.62)   $   (3.88)  $   (4.16)
YEAR ENDED DECEMBER 31, 2000
Net sales.......................................   $ 99,205    $ 139,960    $ 135,820   $ 161,719
Gross profit (loss).............................     (6,668)     (23,652)       5,004      13,404
Loss from operations(2).........................    (77,362)     (93,713)     (54,815)    (47,441)
Net income (loss)(3)............................    (67,509)     (75,648)     (36,258)    492,243
Earnings (loss) per share amounts:
  Basic.........................................   $  (0.72)   $   (0.82)   $   (0.40)  $    5.84
  Diluted.......................................   $  (0.72)   $   (0.82)   $   (0.40)  $    5.04

---------------

(1) Gross profit (loss) for the third quarter of 2000 was restated from the amounts presented in the Quarterly Report on Form 10-Q for the period ended September 30, 2000, to reflect the reclassification of an inventory write-down which was previously classified as restructuring expense. The reclassification had no impact on loss from operations and net income
    (loss).

(2) Loss from operations for 2001 includes restructuring and impairment charges of $122.2 million, $7.2 million and $0.9 million in the second, third and fourth quarters, respectively. Loss from operations for 2001 also includes in-process research and development charges of $0.9 million and $4.2 million in the second and third quarters, respectively. Loss from operations for 2000 includes restructuring and impairment charges of $9.0 million and $1.1 million in the third and fourth quarters, respectively.

(3) Net income (loss) for 2001 includes gain (loss) on UMC investment of $(458.0) million, $(69.9) million, $(17.7) million and $(15.9) million in the first, second, third and fourth quarters, respectively. Net income
    (loss) for 2000 includes gain (loss) on UMC investment of $880.2 million, $(6.4) million and $(4.3) million in the first, third and fourth quarters, respectively.

(4) Net income (loss) for the fourth quarter of 2001 includes an $8.6 million litigation settlement charge.

(5) Reflects the effective cancellation in the first quarter of 2001 of 875,000 shares acquired in connection with the transfer of our chip and board business to S3 Graphics Co., Ltd. The adjustment increased loss per share by $0.05 and $0.05 in the quarters ended June 30, 2001 and March 31, 2001, respectively.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable

                                    PART III

     Certain information required by Part III is incorporated by reference from the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the Company's 2002 Annual Meeting of Stockholders (the "Proxy Statement") to be held on May 22, 2002.

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

     John J. Todd, age 40, is SONICblue's Executive Vice President, Chief Operating Officer, Interim Chief Financial Officer and Secretary. Mr. Todd joined SONICblue in May 2001 as Vice President, Chief Financial Officer, Chief Operating Officer and Secretary, was promoted to Executive Vice President and Chief Operating Officer in February 2002 and in March 2002, Mr. Todd was named Interim Chief Financial Officer. From October 1998 to January 2001, Mr. Todd was the Senior Vice President and Chief Financial Officer at Gateway, Inc. where he had responsibility for operational finance, tax, audit, treasury, financial systems and reporting. From 1997 to October 1998, Mr. Todd was employed by Allied Signal, Inc., most recently as Chief Financial Officer, Allied Signal Engines. From 1996 to 1997, Mr. Todd was Chief Financial Officer of the Boston Market operations of Boston Chicken, Inc. In October 1998, Boston Chicken, Inc. and its Boston Market related subsidiaries filed voluntary petitions under Chapter 11 of the Federal Bankruptcy Code. From 1988 to 1996, Mr. Todd was employed by Pepsico, Inc., most recently as Vice President -- Portfolio Management, Pizza Hut, Inc.

     Roger Hackett, age 51, has been SONICblue's Senior Vice President, International Sales since August 2001. Prior thereto, Mr. Hackett was the President and Chief Operating Officer of Sensory Science since January 1993 and Chief Executive Officer and Chairman since March 1994. Mr. Hackett also serves as a director of Microtest, Inc., a producer of network test and measurement products and network storage and application servers.

     Andrew L. Wolfe, age 38, SONICblue's Senior Vice President and Chief Technical Officer. Mr. Wolfe joined SONICblue in June 1997, became Chief Technical Officer in May 1999, and was promoted to Senior Vice President and Chief Technical Officer in August 2000. From September 1991 to 1997 he was an Assistant Professor at Princeton University where he taught Electrical Engineering.

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

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) The following documents are filed as a part of this Form 10-K:

          (1) Financial Statements:

     Reference is made to the Index to Consolidated Financial Statements of SONICblue Incorporated under Item 8 in Part II of this Form 10-K.

          (2) Financial Statement Schedules:

     The following financial statement schedule of SONICblue Incorporated for the years ended December 31, 2001, 2000 and 1999 is filed as part of this Report and should be read in conjunction with the Consolidated Financial Statements of SONICblue Incorporated.

                                                               REFERENCE
                                                                 PAGE
                                                               ---------
Schedule II -- Valuation and Qualifying Accounts............      78

     All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

     (3) Exhibits:

     The exhibits listed below are required by Item 601 of Regulation S-K. Each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K has been identified.

EXHIBIT
NUMBER    NOTES                     DESCRIPTION OF DOCUMENT
-------   -----                     -----------------------
 3(i)     (12)    Restated Certificate of Incorporation.
 3(ii)    (26)    Amended and Restated Bylaws.
 4.1      (13)    Specimen common stock certificate.
 4.2       (5)    Indenture, dated as of September 12, 1996, between
                  Registrant and State Street Bank and Trust Company of
                  California, N.A., as Trustee, including form of Note.
 4.3       (6)    Rights Agreement dated as of May 14, 1997, between S3
                  Incorporated and The First National Bank of Boston, Rights
                  Agent.
10.1*     (30)    1989 Stock Plan of SONICblue Incorporated (Amended and
                  Restated as of May 16, 2001) (the "1989 Plan").
10.2*      (8)    Form of Incentive Stock Option Agreement under the 1989
                  Plan.
10.3*      (1)    Form of Common Stock Purchase Agreement under the 1989 Plan.
10.4*      (2)    S3 Incorporated 1993 Employee Stock Purchase Plan.

EXHIBIT
NUMBER    NOTES                     DESCRIPTION OF DOCUMENT
-------   -----                     -----------------------
10.5*      (9)    1992 Stock Plan of Diamond Multimedia Systems, Inc.
                  ("Diamond") and form of Stock Option Agreement.
10.6*      (9)    1994 Stock Plan of Diamond and form of Stock Option
                  Agreement.
10.7*      (9)    1995 Director Option Plan of Diamond and form of Stock
                  Option Agreement.
10.8*     (10)    1998 Stock Plan of Diamond and form of Stock Option
                  Agreement.
10.9       (1)    Form of Indemnification Agreement between the Registrant and its directors.
10.10      (4)    Lease between Mission Real Estate, L.P. and Registrant dated
                  November 29, 1995.
10.11+     (3)    Foundry Venture Agreement among Registrant, Alliance
                  Semiconductor Corporation and United Microelectronics
                  Corporation dated as of July 8, 1995.
10.12      (9)    Lease dated November 19, 1999, between Diamond and Montague
                  LLC.
10.13      (9)    Lease dated December 26, 1995, between NL Properties, Inc.
                  and Diamond.
10.14     (11)    Sublease dated May 12, 1998, between Reed Elsevier, Inc. and
                  Diamond.
10.15*     (7)    Employment Agreement between Registrant and Terry N. Holdt dated December 18, 1997.
10.16*    (27)    Employment Agreement between Registrant and Kenneth F.
                  Potashner, dated June 21, 2001.
10.17*#           Employment Transition and Separation Agreement between
                  Registrant and Paul G. Franklin, dated October 25, 2001.
10.18*     (9)    Involuntary Termination Agreement between Registrant and
                  Andy Wolfe, dated September 22, 1998.
10.19     (12)    Form of Promissory Note and Security Agreement between each of Messrs. Lee, Holdt, Santoro and Schraith and the
                  Registrant.
10.20     (12)    Form of Promissory Note and Security Agreement between each of Messrs. Lee, Holdt, Santoro and Schraith and the
                  Registrant.
10.21     (16)    Joint Venture Agreement, dated as of January 3, 2001,
                  between the Registrant, Sonica3, Inc. and VIA Technologies,
                  Inc.
10.22     (17)    Amended and Restated Investor Rights Agreement, dated as of
                  January 3, 2001, between the Registrant and VIABASE, Inc.
10.23     (18)    Class A Share Option Agreement, dated as of January 3, 2001, between Sonica3, Inc. and VIA Technologies, Inc.
10.24     (14)    Investment Agreement, dated as of August 28, 2000, among the
                  Registrant, VIA Technologies, Inc. and JV.
10.25     (15)    Common Stock Purchase Warrant of the Registrant, dated
                  January 3, 2001, issued in the name of VIABASE, Inc. (BVI).
10.26     (19)    Rules of the Empeg Limited Company Share Option Plan 1999.
10.27     (20)    Go-Video, Inc. 1987 Nonstatutory Stock Option Plan.
10.28     (21)    Go-Video, Inc. 1989 Nonstatutory Stock Option Plan.
10.29     (22)    Go-Video, Inc. 1991 Employee Stock Option Plan.
10.30     (23)    Go-Video, Inc. 1991 Nonstatutory Directors' Stock Option
                  Plan.
10.31     (24)    Sensory Science Corporation 1993 Employee Stock Option Plan.
10.32     (25)    Sensory Science Corporation Nonemployee Directors' Stock
                  Option Plan.
10.33     (28)    ReplayTV, Inc. 1997 Stock Plan.
10.34     (29)    ReplayTV, Inc. 1999 Stock Plan.
10.35     (31)    Amendment to the 1993 Employee Stock Purchase Plan of
                  SONICblue Incorporated.
10.36#            Employment Offer Letter to Roger Hackett dated April 6,
                  2001.
10.37#            Employment Offer Letter to John J. Todd dated April 16,
                  2001.

EXHIBIT
NUMBER    NOTES                     DESCRIPTION OF DOCUMENT
-------   -----                     -----------------------
21.1#             Significant subsidiaries of Registrant.
23.1#             Consent of Ernst and Young LLP, Independent Auditors (San
                  Jose, California).
24.1#             Power of Attorney (see page 79 of this Form 10-K).

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

 (4) Incorporated by reference to Exhibit 10.14 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995.

 (5) Incorporated by reference to Exhibit 4.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.

 (6) Incorporated by reference to Exhibit 4.4 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.

 (7) Incorporated by reference to Exhibit 10.14 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997.

 (8) Incorporated by reference to the Exhibit 3(I).2 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997.

 (9) Incorporated by reference to Diamond's Registration Statement on Form S-1 (File No. 33-89386).

(10) Incorporated by reference to Diamond's Registration Statement on Form S-8 (File No. 333-61147).

(11) Incorporated by reference to Exhibit 10.17 Diamond's Annual Report on Form 10-K for the year ended December 31, 1998.

(12) Incorporated by reference to the exhibit of the same number to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000.

(13) Incorporated by reference to the exhibit of the same number to the Registrant's Registration Statement on Form S-4 (File No. 333-59258).

(14) Incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed January 18, 2001.

(15) Incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed January 18, 2001.

(16) Incorporated by reference to Exhibit 99.1 to the Registrant's Current Report on Form 8-K filed January 18, 2001.

(17) Incorporated by reference to Exhibit 99.2 to the Registrant's Current Report on Form 8-K filed January 18, 2001.

(18) Incorporated by reference to Exhibit 99.3 to the Registrant's Current Report on Form 8-K filed January 18, 2001.

(19) Incorporated by reference to Exhibit 99.1 of the same number to the Registrant's Registration Statement on Form S-8 (333-59866).

(20) Incorporated by reference to Exhibit 4-A to Go-Video, Inc.'s Registration Statement on Form S-8 (File No. 33-18428).

(21) Incorporated by reference to Exhibit 10-C(2) to Go-Video, Inc.'s Registration Statement on Form S-2 (File No. 33-33033).

(22) Incorporated by reference to Exhibit 28.1 to Go-Video, Inc.'s Registration Statement on Form S-8 (File No. 33-49926).

(23) Incorporated by reference to Exhibit 28.1 to Go-Video, Inc.'s Registration Statement on Form S-8 (File No. 33-49924).

(24) Incorporated by reference to Exhibit 10.24 to Go-Video, Inc.'s Transition Report on Form 10-K for the year ended December 31, 1995.

(25) Incorporated by reference to Exhibit 99 to Sensory Science Corporation's Registration Statement on Form S-8 (File No. 333-51578).

(26) Incorporated by reference to Exhibit 3(ii).1 of the same number to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

(27) Incorporated by reference to Exhibit 10.1 of the same number to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

(28) Incorporated by reference to Exhibit 99.1 of the same number to the Registrant's Registration Statement on Form S-8 (333-67280).

(29) Incorporated by reference to Exhibit 99.2 of the same number to the Registrant's Registration Statement on Form S-8 (333-67280).

(30) Incorporated by reference to Exhibit 10.1 of the same number to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.

(31) Incorporated by reference to Exhibit 10.2 of the same number to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.

     (b) Reports on Form 8-K:

     On October 15, 2001, SONICblue filed on Amendment No. 1 to Form 8-K reporting under Item 7 the financial statements relating to its acquisition of ReplayTV, Inc.

                                                                     SCHEDULE II

                       VALUATION AND QUALIFYING ACCOUNTS

                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                                         BALANCE AT   CHARGED TO   REVERSALS TO                 BALANCE AT
                                         BEGINNING    COSTS AND     COSTS AND     (DEDUCTIONS     END OF
DESCRIPTION                              OF PERIOD     EXPENSES      EXPENSES     AND OTHER)      PERIOD
-----------                              ----------   ----------   ------------   -----------   ----------
                                                                  (IN THOUSANDS)
Allowance for doubtful accounts:
  2001.................................   $ 3,301      $   771       $   (372)      $   142      $ 3,842
  2000.................................     3,562        1,857           (438)       (1,680)       3,301
  1999.................................     2,296        2,699           (384)       (1,049)       3,562
Sales returns and allowances:
  2001.................................   $ 4,489      $34,644       $(32,078)      $  (874)     $ 6,181
  2000.................................    15,736        6,751        (16,860)       (1,138)       4,489
  1999.................................     4,229       24,850        (10,665)       (2,678)      15,736

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 29, 2002.

                                          SONICBLUE INCORPORATED
                                          (Registrant)

                                          By:  /s/ KENNETH F. POTASHNER

                                          --------------------------------------
                                                   Kenneth F. Potashner
                                                        President
                                                 Chief Executive Officer
                                                  Chairman of the Board

                               POWER OF ATTORNEY

     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Kenneth F. Potashner, John J. Todd, and Terry Holdt, and each of them, his or her true and lawful attorneys-in-fact, each with full power of substitution, for him or her in any and all capacities, to sign any amendments to this report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact or their substitute or substitutes may do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

                     SIGNATURE                                    TITLE                      DATE
                     ---------                                    -----                      ----

             /s/ KENNETH F. POTASHNER                   President, Chief Executive      March 29, 2002
---------------------------------------------------    Officer and Chairman of the
               Kenneth F. Potashner                               Board

                 /s/ JOHN J. TODD                    Executive Vice President, Chief    March 29, 2002
---------------------------------------------------   Operating Officer and Interim
                   John J. Todd                          Chief Financial Officer
                                                         (Principal Financial and
                                                           Accounting Officer)

                /s/ TERRY N. HOLDT                      Vice Chairman of the Board      March 29, 2002
---------------------------------------------------
                  Terry N. Holdt

             /s/ EDWARD M. ESBER, JR.                            Director               March 29, 2002
---------------------------------------------------
               Edward M. Esber, Jr.

                 /s/ ROBERT P. LEE                               Director               March 29, 2002
---------------------------------------------------
                   Robert P. Lee

              /s/ CARMELO J. SANTORO                             Director               March 29, 2002
---------------------------------------------------
                Carmelo J. Santoro

               /s/ JAMES T. SCHRAITH                             Director               March 29, 2002
---------------------------------------------------
                 James T. Schraith

                                 EXHIBIT INDEX

EXHIBIT
NUMBER     NOTES                     DESCRIPTION OF DOCUMENT
-------    -----                     -----------------------
3(i)       (12)    Restated Certificate of Incorporation.
3(ii)      (26)    Amended and Restated Bylaws.
 4.1       (13)    Specimen common stock certificate.
 4.2        (5)    Indenture, dated as of September 12, 1996, between
                   Registrant and State Street Bank and Trust Company of
                   California, N.A., as Trustee, including form of Note.
 4.3        (6)    Rights Agreement dated as of May 14, 1997, between S3
                   Incorporated and The First National Bank of Boston, Rights
                   Agent.
10.1*      (30)    1989 Stock Plan of SONICblue Incorporated (Amended and
                   Restated as of May 16, 2001) (the "1989 Plan").
10.2*       (8)    Form of Incentive Stock Option Agreement under the 1989
                   Plan.
10.3*       (1)    Form of Common Stock Purchase Agreement under the 1989 Plan.
10.4*       (2)    S3 Incorporated 1993 Employee Stock Purchase Plan.
10.5*       (9)    1992 Stock Plan of Diamond Multimedia Systems, Inc.
                   ("Diamond") and form of Stock Option Agreement.
10.6*       (9)    1994 Stock Plan of Diamond and form of Stock Option
                   Agreement.
10.7*       (9)    1995 Director Option Plan of Diamond and form of Stock
                   Option Agreement.
10.8*      (10)    1998 Stock Plan of Diamond and form of Stock Option
                   Agreement.
10.9        (1)    Form of Indemnification Agreement between the Registrant and its directors.
10.10       (4)    Lease between Mission Real Estate, L.P. and Registrant dated
                   November 29, 1995.
10.11+      (3)    Foundry Venture Agreement among Registrant, Alliance
                   Semiconductor Corporation and United Microelectronics
                   Corporation dated as of July 8, 1995.
10.12       (9)    Lease dated November 19, 1999, between Diamond and Montague
                   LLC.
10.13       (9)    Lease dated December 26, 1995, between NL Properties, Inc.
                   and Diamond.
10.14      (11)    Sublease dated May 12, 1998, between Reed Elsevier, Inc. and
                   Diamond.
10.15*      (7)    Employment Agreement between Registrant and Terry N. Holdt dated December 18, 1997.
10.16*     (27)    Employment Agreement between Registrant and Kenneth F.
                   Potashner, dated June 21, 2001.
10.17*#            Employment Transition and Separation Agreement between
                   Registrant and Paul G. Franklin, dated October 25, 2001.
10.18*      (9)    Involuntary Termination Agreement between Registrant and
                   Andy Wolfe, dated September 22, 1998.
10.19      (12)    Form of Promissory Note and Security Agreement between each of Messrs. Lee, Holdt, Santoro and Schraith and the
                   Registrant.
10.20      (12)    Form of Promissory Note and Security Agreement between each of Messrs. Lee, Holdt, Santoro and Schraith and the
                   Registrant.
10.21      (16)    Joint Venture Agreement, dated as of January 3, 2001,
                   between the Registrant, Sonica3, Inc. and VIA Technologies,
                   Inc.
10.22      (17)    Amended and Restated Investor Rights Agreement, dated as of
                   January 3, 2001, between the Registrant and VIABASE, Inc.
10.23      (18)    Class A Share Option Agreement, dated as of January 3, 2001, between Sonica3, Inc. and VIA Technologies, Inc.
10.24      (14)    Investment Agreement, dated as of August 28, 2000, among the
                   Registrant, VIA Technologies, Inc. and JV.
10.25      (15)    Common Stock Purchase Warrant of the Registrant, dated
                   January 3, 2001, issued in the name of VIABASE, Inc. (BVI).

EXHIBIT
NUMBER     NOTES                     DESCRIPTION OF DOCUMENT
-------    -----                     -----------------------
10.26      (19)    Rules of the Empeg Limited Company Share Option Plan 1999.
10.27      (20)    Go-Video, Inc. 1987 Nonstatutory Stock Option Plan.
10.28      (21)    Go-Video, Inc. 1989 Nonstatutory Stock Option Plan.
10.29      (22)    Go-Video, Inc. 1991 Employee Stock Option Plan.
10.30      (23)    Go-Video, Inc. 1991 Nonstatutory Directors' Stock Option
                   Plan.
10.31      (24)    Sensory Science Corporation 1993 Employee Stock Option Plan.
10.32      (25)    Sensory Science Corporation Nonemployee Directors' Stock
                   Option Plan.
10.33      (28)    ReplayTV, Inc. 1997 Stock Plan.
10.34      (29)    ReplayTV, Inc. 1999 Stock Plan.
10.35      (31)    Amendment to the 1993 Employee Stock Purchase Plan of
                   SONICblue Incorporated.
10.36#             Employment Offer Letter to Roger Hackett dated April 6,
                   2001.
10.37#             Employment Offer Letter to John J. Todd dated April 16,
                   2001.
21.1#              Significant subsidiaries of Registrant.
23.1#              Consent of Ernst and Young LLP, Independent Auditors (San
                   Jose, California).
24.1#              Power of Attorney (see page 79 of this Form 10-K).

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

 (4) Incorporated by reference to Exhibit 10.14 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995.

 (5) Incorporated by reference to Exhibit 4.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.

 (6) Incorporated by reference to Exhibit 4.4 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.

 (7) Incorporated by reference to Exhibit 10.14 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997.

 (8) Incorporated by reference to the Exhibit 3(I).2 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997.

 (9) Incorporated by reference to Diamond's Registration Statement on Form S-1 (File No. 33-89386).

(10) Incorporated by reference to Diamond's Registration Statement on Form S-8 (File No. 333-61147).

(11) Incorporated by reference to Exhibit 10.17 Diamond's Annual Report on Form 10-K for the year ended December 31, 1998.

(12) Incorporated by reference to the exhibit of the same number to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000.

(13) Incorporated by reference to the exhibit of the same number to the Registrant's Registration Statement on Form S-4 (File No. 333-59258).

(14) Incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed January 18, 2001.

(15) Incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed January 18, 2001.

(16) Incorporated by reference to Exhibit 99.1 to the Registrant's Current Report on Form 8-K filed January 18, 2001.

(17) Incorporated by reference to Exhibit 99.2 to the Registrant's Current Report on Form 8-K filed January 18, 2001.

(18) Incorporated by reference to Exhibit 99.3 to the Registrant's Current Report on Form 8-K filed January 18, 2001.

(19) Incorporated by reference to Exhibit 99.1 of the same number to the Registrant's Registration Statement on Form S-8 (333-59866).

(20) Incorporated by reference to Exhibit 4-A to Go-Video, Inc.'s Registration Statement on Form S-8 (File No. 33-18428).

(21) Incorporated by reference to Exhibit 10-C(2) to Go-Video, Inc.'s Registration Statement on Form S-2 (File No. 33-33033).

(22) Incorporated by reference to Exhibit 28.1 to Go-Video, Inc.'s Registration Statement on Form S-8 (File No. 33-49926).

(23) Incorporated by reference to Exhibit 28.1 to Go-Video, Inc.'s Registration Statement on Form S-8 (File No. 33-49924).

(24) Incorporated by reference to Exhibit 10.24 to Go-Video, Inc.'s Transition Report on Form 10-K for the year ended December 31, 1995.

(25) Incorporated by reference to Exhibit 99 to Sensory Science Corporation's Registration Statement on Form S-8 (File No. 333-51578).

(26) Incorporated by reference to Exhibit 3(ii).1 of the same number to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

(27) Incorporated by reference to Exhibit 10.1 of the same number to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

(28) Incorporated by reference to Exhibit 99.1 of the same number to the Registrant's Registration Statement on Form S-8 (333-67280).

(29) Incorporated by reference to Exhibit 99.2 of the same number to the Registrant's Registration Statement on Form S-8 (333-67280).

(30) Incorporated by reference to Exhibit 10.1 of the same number to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.

(31) Incorporated by reference to Exhibit 10.2 of the same number to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.