Form 10-Q
period 2002-03-31
SONICBLUE INC
filed 2002-05-15
CIK 850519

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ---------------------

                                   FORM 10-Q
                             ---------------------

 (Mark One)
    [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934



             FOR THE QUARTER ENDED MARCH 31, 2002



                                   OR




    [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM          TO

                         COMMISSION FILE NUMBER 0-21126

                             ---------------------

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

     The number of shares of the Registrant's Common Stock, $0.0001 par value, outstanding at May 1, 2002 was 95,670,058.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             SONICBLUE INCORPORATED

                                   FORM 10-Q

                                     INDEX

                                                                       PAGE
                                                                       ----
           PART I.  CONDENSED CONSOLIDATED FINANCIAL INFORMATION
Item 1.  Condensed Consolidated Financial Statements:
         Condensed Consolidated Balance Sheets at March 31, 2002 and
         December 31, 2001...........................................    2
         Condensed Consolidated Statements of Operations for the
         three months ended March 31, 2002 and 2001..................    3
         Condensed Consolidated Statements of Cash Flows for the
         three months ended March 31, 2002 and 2001..................    4
         Notes to Unaudited Condensed Consolidated Financial
         Statements..................................................    5
Item 2.  Management's Discussion and Analysis of Financial Condition    16
         and Results of Operations...................................
Item 3.  Quantitative and Qualitative Disclosures About Market          38
         Risk........................................................

                        PART II.  OTHER INFORMATION
Item 1.  Legal Proceedings...........................................   39
Item 6.  Exhibits and Reports on Form 8-K............................   42
Signatures...........................................................   43

             PART I.  CONDENSED CONSOLIDATED FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             SONICBLUE INCORPORATED

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                               MARCH 31,     DECEMBER 31,
                                                                  2002           2001
                                                              ------------   ------------
                                                              (UNAUDITED)
                                                               (IN THOUSANDS, EXCEPT PER
                                                                     SHARE DATA )
ASSETS
Current assets:
     Cash and other investments.............................   $  19,123      $  22,081
     Investment -- UMC......................................      84,064         75,907
     Accounts receivable, net...............................      33,607         30,986
     Inventories............................................      21,562         20,571
     Prepaid expenses and other.............................      14,057          8,003
                                                               ---------      ---------
          Total current assets..............................     172,413        157,548
Property and equipment, net.................................       6,843          7,218
Investment -- UMC...........................................      57,924         86,886
Deferred income taxes.......................................      15,197         15,197
Goodwill....................................................      73,585         71,969
Intangible assets...........................................      51,717         56,457
Other assets................................................      18,778         18,232
                                                               ---------      ---------
          Total.............................................   $ 396,457      $ 413,507
                                                               =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable.......................................   $  66,930      $  68,590
     Notes payable..........................................      10,022         15,826
     Accrued liabilities....................................      90,542         94,270
     Deferred income taxes..................................      15,197         15,197
                                                               ---------      ---------
          Total current liabilities.........................     182,691        193,883
Other liabilities...........................................      25,864         22,764
Convertible subordinated notes..............................     103,300        103,300
                                                               ---------      ---------
          Total liabilities.................................     311,855        319,947
                                                               ---------      ---------
Stockholders' equity:
     Preferred stock, $.0001 par value; 5,000,000 shares
      authorized; none outstanding..........................          --             --
     Common stock, $.0001 par value; 175,000,000 shares
      authorized; 94,910,707 and 93,054,332 shares
      outstanding at March 31, 2002 and December 31, 2001,
      respectively..........................................           9              9
     Additional paid-in capital.............................     587,044        583,922
     Unearned stock based compensation......................      (3,057)        (3,801)
     Accumulated other comprehensive gain (loss)............       4,736            993
     Retained earnings (accumulated deficit)................    (504,130)      (487,563)
                                                               ---------      ---------
Total stockholders' equity..................................      84,602         93,560
                                                               ---------      ---------
          Total.............................................   $ 396,457      $ 413,507
                                                               =========      =========

    See accompanying notes to the unaudited condensed consolidated financial statements.

                             SONICBLUE INCORPORATED

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                 THREE MONTHS ENDED
                                                              -------------------------
                                                               MARCH 31,     MARCH 31,
                                                                 2002          2001
                                                              -----------   -----------
                                                                     (UNAUDITED)
                                                              (IN THOUSANDS, EXCEPT PER
                                                                    SHARE DATA )
Net sales to unaffiliated customers.........................    $ 65,067     $  32,178
Net sales to related party..................................          --        17,708
                                                                --------     ---------
Total net sales.............................................      65,067        49,886
Cost of sales...............................................      53,231        66,655
                                                                --------     ---------
Gross profit (loss).........................................      11,836       (16,769)
Operating expenses:
     Research and development...............................       4,325        10,675
     Selling, marketing and administrative..................      15,467        24,886
     Restructuring expense..................................       6,747            --
     Amortization of goodwill, intangibles and deferred
      compensation..........................................       4,111        11,124
                                                                --------     ---------
          Total operating expenses..........................      30,650        46,685
                                                                --------     ---------
Loss from operations........................................     (18,814)      (63,454)
Gain (loss) on UMC investment...............................       4,452      (458,038)
Gain (loss) on other investments............................        (761)         (732)
Interest expense............................................      (1,805)       (3,126)
Other income (expense), net.................................         361            14
                                                                --------     ---------
Income (loss) before income taxes...........................     (16,567)     (525,336)
Income tax expense (benefit)................................          --      (189,567)
                                                                --------     ---------
Net income (loss)...........................................    $(16,567)    $(335,769)
                                                                ========     =========
Earnings (loss) per share
     Basic..................................................    $  (0.18)    $   (4.16)
     Diluted................................................    $  (0.18)    $   (4.16)
Shares used in computing per share amounts:
     Basic..................................................      94,302        80,720
     Diluted................................................      94,302        80,720

    See accompanying notes to the unaudited condensed consolidated financial statements.

                             SONICBLUE INCORPORATED

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                THREE MONTHS ENDED
                                                              ----------------------
                                                              MARCH 31,   MARCH 31,
                                                                2002         2001
                                                              ---------   ----------
                                                                   (UNAUDITED)
                                                                  (IN THOUSANDS)
Operating activities
  Net income (loss).........................................  $ (16,567)  $ (335,769)
  Adjustments to reconcile net income (loss) to the net cash used for operating activities:
  Deferred income taxes.....................................         --     (189,814)
  Depreciation..............................................        751          803
  Amortization..............................................      4,111       11,124
  Impairment of long-lived assets...........................       (112)          --
  (Gain) loss on UMC investment.............................     (4,452)     458,038
  (Gain) loss on other investments..........................        761          114
  Changes in assets and liabilities:
  Accounts receivable.......................................     (3,250)     (15,325)
  Inventories...............................................       (991)       4,206
  Prepaid expenses and other assets.........................     (6,176)      (3,761)
  Accounts payable..........................................       (960)      (5,285)
  Accrued liabilities and other liabilities.................        522       13,949
                                                              ---------   ----------
          Net cash used for operating activities............    (26,363)     (61,720)
                                                              ---------   ----------
Investing activities
  Property and equipment purchases..........................       (265)         609
  Purchases of short-term investments.......................         --       68,058
  Sales and maturities of short-term investments............     28,976           --
  Acquisitions, net of cash acquired........................         --      (13,000)
  Equity investment in technology companies.................       (583)          --
  Other.....................................................       (107)      (4,738)
                                                              ---------   ----------
          Net cash from (used for) investing activities.....     28,021       50,929
                                                              ---------   ----------
Financing activities
  Sale of common stock......................................        932        2,514
  Net borrowing (repayments) of notes payable...............     (5,804)      (1,375)
                                                              ---------   ----------
          Net cash provided by (used for) financing
            activities......................................     (4,872)       1,139
                                                              ---------   ----------
Effect of exchange rate changes.............................         24          (18)
                                                              ---------   ----------
Net increase (decrease) in cash and cash equivalents........     (3,190)      (9,670)
Cash and cash equivalents at beginning of period............     15,251       36,582
                                                              ---------   ----------
Cash and cash equivalents at the end of the period..........  $  12,061   $   26,912
                                                              =========   ==========

    See accompanying notes to the unaudited condensed consolidated financial statements.

                             SONICBLUE INCORPORATED

                   NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

     The condensed consolidated financial statements have been prepared by SONICblue Incorporated, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and include the accounts of SONICblue Incorporated and its wholly owned subsidiaries ("SONICblue" or collectively the "Company"). All significant inter-company balances and transactions have been eliminated. Investments in entities in which the Company does not have control, but has the ability to exercise significant influence over operating and financial policies, are accounted for by the equity method. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such principles and the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, the financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position at March 31, 2002 and December 31, 2001, and the operating results and cash flows for the three months ended March 31, 2002 and 2001. These financial statements and notes should be read in conjunction with the Company's audited financial statements and notes thereto for the year ended December 31, 2001, included in the Company's Form 10-K filed with the Securities and Exchange Commission.

     The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the future quarters or the year ending December 31, 2002. Certain reclassifications of 2001 amounts were made in order to conform to the 2002 presentation.

     This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. In particular, the Management's Discussion and Analysis section of this Quarterly Report on Form 10-Q regarding revenue growth, gross margin trends, amortization of intangible assets and cost trends contain forward-looking statements and are qualified by the risks detailed in "Factors That May Affect Our Results" and other risks detailed in the Company's Annual Report on Form 10-K for the year ended December 31, 2001, and other reports filed by SONICblue with the Securities and Exchange Commission from time to time. Actual results could differ materially from those discussed in these forward-looking statements as a result of the risks described above as well as other risks set forth in SONICblue's periodic reports both previously and hereafter filed with the Securities and Exchange Commission.

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

     The purchase price of $21.7 million includes $7.2 million of stock issued at fair value (fair value being determined as the average price of SONICblue common stock at the date the exchange ratio was fixed per the merger agreement), $0.3 million of stock option costs, cash paid to Sensory Science of $9.8 million and $4.4 million in estimated expenses of the transaction. The purchase price was allocated as follows: $(2.5) million to the estimated fair value of the Sensory Science net tangible assets purchased, $0.9 million to purchased in-process research and development, $0.9 million to purchased existing technology, $1.2 million to

                             SONICBLUE INCORPORATED

                   NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                      FINANCIAL STATEMENTS -- (CONTINUED)

trade names, $1.1 million to workforce-in-place, $5.0 million to distribution channel relationships and $15.1 million to goodwill. Goodwill is recorded as a result of consideration paid in excess of the fair value of net tangible and intangible assets acquired, principally due to estimated synergies of the acquisition. Goodwill and identified acquisition related intangible assets are amortized on a straight-line basis, generally over a five-year period. In accordance with SFAS 142, goodwill amortization has ceased effective January 1, 2002. The allocation of the purchase price to intangibles was based upon management's estimates. The purchase price and the related allocation are subject to further refinement and change over the next twelve-month period following the acquisition. Certain elements of the purchase price allocation are still open to valuation such as inventory costs and Cal Audio product lines held for sale.

  PURCHASE OF REPLAYTV, INC.

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

     The purchase price of $50.1 million includes $26.5 million of stock, $2.8 million of stock option costs, cash paid to ReplayTV of $20.0 million and $0.8 million in estimated expenses of the transaction. The purchase price was allocated as follows: $(43.5) million to the estimated fair value of the ReplayTV net tangible assets purchased, $4.2 million to purchased in-process research and development, $17.5 million to purchased existing and core technology, $19.5 million to non-compete agreements, $4.8 million to deferred compensation and $47.6 million to goodwill. Goodwill is recorded as a result of consideration paid in excess of the fair value of net tangible and intangible assets acquired, principally due to estimated synergies of the acquisition and the value of the workforce acquired. Goodwill will not be amortized, but will be reviewed periodically for potential impairment, in accordance with SFAS 142. The identified acquisition related intangible assets are amortized on a straight-line basis, generally over a five-year period. The allocation of the purchase price to intangibles was based upon a third party appraisal. The purchase price and the related allocation are subject to further refinement and change over the next twelve-month period following the acquisition. Certain elements of the purchase price allocation are still open to valuation, such as facilities costs and payables.

3.  SIGNIFICANT ACCOUNTING POLICIES

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

     Revenue for product sales to customers where the above criteria are met is recognized upon product shipment. Revenue for product sales to customers where one or more of the above criteria are not initially met is deferred until such criteria have been met. SONICblue recognizes revenue on all Rio brand players and Diamond brand modems sold through distributor channels on a sell-through basis deferring all revenue until product is sold to the final customer. Revenue from our ReplayTV branded products is recognized ratably over the estimated useful life of the product.

                             SONICBLUE INCORPORATED

                   NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                      FINANCIAL STATEMENTS -- (CONTINUED)

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

  INVENTORIES

     Inventories consist of raw materials, work in process and finished goods and are stated at the lower of cost (first-in, first-out) or market. Our products are manufactured, assembled and tested by contract manufacturers. In determining market value, we make assumptions about future demand and market conditions. We utilize a rolling forecast to determine excess and obsolete or slow moving inventory reserve requirements. We may apply judgment to the amounts thus identified in establishing the reserve requirements. If actual conditions are less favorable than the assumptions used, additional inventory write-downs may be required.

     Inventories consisted of:

                                                              MARCH 31,   DECEMBER 31,
                                                                2002          2001
                                                              ---------   ------------
                                                                   (IN THOUSANDS)
Raw materials...............................................   $ 1,525      $ 2,819
Work in process.............................................     4,489        1,188
Finished goods..............................................    15,548       16,564
                                                               -------      -------
  Total.....................................................   $21,562      $20,571
                                                               =======      =======

4.  INVESTMENTS

  INVESTMENT IN UMC

     In 1995, SONICblue entered into a joint foundry venture with United Microelectronics Corporation, or UMC, to build United Semiconductor Corporation, or USC, a semiconductor manufacturing facility in Taiwan, R.O.C. In January 2000, USC merged with UMC and, as a result of the merger SONICblue received 252 million UMC shares in exchange for 252 million USC shares. The Company also received stock dividends of approximately 50 and 32 million shares of UMC stock, in April 2000 and August 2001, respectively. The Company sold 191 million shares of UMC stock in 2001 and 21 million shares in the first three months of 2002 on the Taiwan Stock Exchange. Under the terms of the USC merger with UMC, a portion of the original number of UMC shares received by SONICblue are subject to restrictions on their sale that lapse over a three-year period from the date of the merger. At March 31, 2002, approximately 52 million shares were subject to restrictions on sale that will lapse in one year or more and are recorded at adjusted cost as a long-term investment. The unrestricted shares and shares where the restrictions will lapse in one year or less are recorded as a current asset and are marked-to-market value through other comprehensive income as required by SFAS 115.

     At December 31, 2000, the market value of the investment in UMC had declined to an amount significantly below its original cost basis. It was determined at that point that this decline was related to the downturn in the semiconductor industry as a whole and was temporary in nature due to the historically cyclical nature of the industry. During the first half of 2001, the Company concluded that the downturn in the semiconductor industry and the economy in general appeared to be more severe than previously anticipated and that there was a great deal of uncertainty regarding when the semiconductor industry would recover from

                             SONICBLUE INCORPORATED

                   NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                      FINANCIAL STATEMENTS -- (CONTINUED)

this down cycle. At that time SONICblue concluded that the decline in value of UMC was other than temporary and it reported an unrealized loss on the UMC investment of $468 million based on the market value at June 20, 2001. For the three months ended March 31, 2002, the Company realized a gain of $4.5 million related to our sale of 21 million UMC shares.

     As of March 31, 2002, SONICblue's 106 million short and long-term UMC shares were worth approximately $160 million, based on the closing price of UMC shares on the Taiwan Stock Exchange and the prevailing U.S. dollar to New Taiwan Dollar exchange rate on that date. The Company's available-for-sale portion of the investment will be marked-to-market through other comprehensive income as required by SFAS 115 for changes in market value subsequent to March 31, 2002 unless a further decline in market value is considered to be other than temporary. If any decline is considered to be other than temporary, the decrease in value of both the available-for-sale and long-term portions of the Company's UMC investment will be recorded as expense in the statement of operations.

     During the first quarter 2002 SONICblue sold a portion of its UMC derivative instruments and recorded the gain of $0.2 million in the income statement in gain on other investments for the three months ended March 31, 2002.

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

  INVESTMENT IN RIOPORT, INC.

     In October 1999, SONICblue caused RioPort, Inc. (formerly RioPort.com, Inc.), which was a wholly owned subsidiary of SONICblue, to sell shares of its preferred stock to third party investors. RioPort is developing an integrated platform for acquiring, managing and experiencing music and spoken audio programming from the Internet. As a result, SONICblue retains a minority investment in RioPort and accounts for its investment using the equity method. In addition, in November 1999, SONICblue received $10.9 million for the sale to RioPort of OneStep, LLC, a software development company. In June 2000, RioPort sold additional preferred stock to third party investors. As part of this financing, the Company invested an additional $10.7 million in RioPort, maintaining its percentage ownership of RioPort. In the fourth quarter of 2000, RioPort sold additional preferred stock to third party investors. As of March 31, 2002, the Company held approximately 32% of RioPort's outstanding stock. The Company recorded its equity in the loss of RioPort of $1.0 million and $0.1 million for the three months ended March 31, 2002 and 2001, respectively. As of March 31, 2002, the Company was a contingent guarantor of RioPort's $2 million bank line of credit. As of March 31, 2002 the bank balance was $0.7 million and is included in SONICblue's reported losses for the quarter.

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

                             SONICBLUE INCORPORATED

                   NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                      FINANCIAL STATEMENTS -- (CONTINUED)

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

5.  INTANGIBLE ASSETS

     At December 31, 2001 intangible assets consist of the following (in thousands):

                                                                 DECEMBER 31, 2001
                                                      ----------------------------------------
                                                         GROSS      ACCUMULATED        NET
                                                      INTANGIBLES   AMORTIZATION   INTANGIBLES
                                                      -----------   ------------   -----------
                                                                   (IN THOUSANDS)
Purchased technology................................    $25,239       $ (7,257)      $17,982
Trade names.........................................     10,765         (3,233)        7,532
Workforce-in-place..................................      4,067         (1,812)        2,255
Distribution channel relationships..................     16,549         (5,736)       10,813
Non-compete covenants...............................     19,500         (1,625)       17,875
                                                        -------       --------       -------
          Total.....................................    $76,120       $(19,663)      $56,457
                                                        =======       ========       =======

     Intangible assets subject to amortization at December 31, 2001 totaled $56.5 million, which we expect will be amortized as follows: $13.6 million for the year 2002, $12.9 million for the year 2003, $12.1 million for the year 2004, $10.4 million for the year 2005 and $6.1 million for the year 2006.

     The Company had goodwill of $72.0 million at December 31, 2001. Consistent with the implementation of SFAS 142, the Company ceased to amortize this balance beginning January 1, 2002. In accordance with SFAS 142, the Company will assess goodwill for impairment on at least an annual basis and will record any impairment charge in the period of the assessment.

     In accordance with SFAS 142, companies are required in the year of adoption to exclude the impact of SFAS 142 from comparable interim periods until pre-adoption periods are no longer presented. The following table adjusts the Company's net loss to exclude the effects of goodwill and assembled workforce amortization during the period ended March 31, 2001 (in thousands):

                                                               THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              --------------------
                                                                2002       2001
                                                              --------   ---------
Reported net loss...........................................  $(16,567)  $(335,769)
Plus FAS 142 adjustments:
  Goodwill amortization.....................................        --       9,317
  Assembled workforce amortization..........................        --         187
                                                              --------   ---------
Adjusted net loss...........................................  $(16,567)  $(326,265)
                                                              --------   ---------
Adjusted net loss per share.................................  $  (0.18)  $   (4.04)
                                                              --------   ---------

                             SONICBLUE INCORPORATED

                   NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                      FINANCIAL STATEMENTS -- (CONTINUED)

6.  LINES OF CREDIT AND NOTES PAYABLE

     Sensory Science Corporation, a wholly owned subsidiary of SONICblue, has loans under a line of credit with a financial institution, which has a maturity date of March 25, 2003. The maximum line of credit is $25.0 million with a borrowing limit of $22.5 million, limited by a borrowing base determined by specific inventory and receivable balances of Sensory Science and an availability block of $5.0 million. The line of credit is collateralized by assets of Sensory Science Corporation and by a guarantee of SONICblue. Interest is charged at prime plus 1.0%. Borrowings were $10.0 million under this facility at March 31, 2002. In addition, SONICblue is required to either hold unencumbered shares of UMC with a market value of at least $40.0 million or deliver to the lender an irrevocable standby letter of credit with a face amount of at least $10.0 million.

7.  EARNINGS (LOSS) PER SHARE

     Basic earnings (loss) per share ("EPS") are computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that would occur from any instrument or options, which could result in additional common shares being issued. When computing earnings (loss) per share, the Company includes only potential common shares that are dilutive. Exercise of options and conversion of convertible debt in the three months ended March 31, 2002 and 2001 are not assumed because the result would have been anti-dilutive.

     The following table sets forth the computation of basic and diluted earnings (loss) per share:

                                                                     THREE MONTHS
                                                                   ENDED MARCH 31,
                                                              --------------------------
                                                                 2002           2001
                                                              -----------   ------------
                                                              (IN THOUSANDS, EXCEPT PER
                                                                    SHARE AMOUNTS)
NUMERATOR
  Net income (loss)
     Basic..................................................   $(16,567)     $(335,769)
     Interest expense on subordinated debt..................         --             --
                                                               --------      ---------
     Diluted................................................   $(16,567)     $(335,769)
                                                               ========      =========
DENOMINATOR
     Denominator for basic earnings (loss) per share........     94,302         80,720
     Common stock equivalents...............................         --             --
     Subordinated debt......................................         --             --
                                                               --------      ---------
     Denominator for diluted earnings (loss) per share......     94,302         80,720
                                                               ========      =========
Basic earnings (loss) per share.............................   $  (0.18)     $   (4.16)
Diluted earnings (loss) per share...........................   $  (0.18)     $   (4.16)

8.  COMPREHENSIVE INCOME (LOSS)

     The Company's available-for-sale securities and foreign currency translation adjustments are included in other comprehensive income (loss).

                             SONICBLUE INCORPORATED

                   NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                      FINANCIAL STATEMENTS -- (CONTINUED)

     The following are the components of accumulated other comprehensive loss, net of tax:

                                                              MARCH 31,   DECEMBER 31,
                                                                2002          2001
                                                              ---------   ------------
                                                                   (IN THOUSANDS)
Unrealized (gain) loss on investments.......................   $13,109      $ 9,390
Foreign currency translation adjustments....................    (8,373)      (8,397)
                                                               -------      -------
Accumulated other comprehensive income......................   $ 4,736      $   993
                                                               =======      =======

     The following schedule of other comprehensive income (loss) shows the gross current-period income (loss):

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                               2002       2001
                                                              -------   ---------
                                                                (IN THOUSANDS)
Net unrealized gain on investments..........................  $3,719    $189,989
Foreign currency translation adjustments....................      24         (17)
                                                              ------    --------
Other comprehensive income (loss)...........................  $3,743    $189,972
                                                              ======    ========

9.  CONTINGENCIES

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

     Beginning in November 1997, a number of complaints were filed in federal and state courts seeking unspecified damages on behalf of an alleged class of persons who purchased shares of SONICblue's common stock at various times between April 18, 1996, and November 3, 1997. The complaints named as defendants SONICblue, certain of its officers and former officers, certain directors of SONICblue, and Deloitte & Touche, the company's former auditors, and asserted that they violated federal and state securities laws by misrepresenting and failing to disclose certain information about SONICblue's business. In addition, certain stockholders filed derivative actions in the state courts of California and Delaware seeking recovery on behalf of SONICblue, alleging, among other things, breach of fiduciary duties by such individual defendants. The plaintiffs in the derivative action in Delaware took no steps to pursue their case. The derivative cases in California State court were consolidated, and plaintiffs filed a consolidated amended complaint. The court entered a stipulated order in those derivative cases suspending court proceedings and coordinating discovery in them with discovery in the class actions in California State courts. In late 2001, the derivative plaintiffs gave notice terminating that stay, and the parties stipulated that a second amended consolidated complaint might be filed in April 2002. On plaintiffs' motion, the federal court dismissed the federal class actions without prejudice. The class actions in California State court were consolidated, and plaintiffs filed a consolidated amended complaint. SONICblue answered that complaint and discovery proceeded. In January 2001, four of the insurance carriers which issued directors and officers insurance to SONICblue filed suit against all parties named as defendants in the securities litigation, claiming that the carriers have no obligation to provide coverage under the California Insurance Code. In May 2001, the court entered an order staying the insurance action pending resolution of the securities litigation. In February 2002, the California Superior Court for Santa Clara County entered its preliminary approval of an agreement to settle the consolidated state court class action lawsuit. Under the terms of the class action settlement, SONICblue will contribute 2,401,501 shares of

                             SONICBLUE INCORPORATED

                   NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                      FINANCIAL STATEMENTS -- (CONTINUED)

SONICblue common stock and Deloitte & Touche will contribute up to $250,000 in full settlement of all claims. In April 2002, the Superior Court granted final approval to that settlement, dismissing the case. In May 2002, the Superior Court also approved the settlement of the related California derivative litigation. The derivative settlement calls for the defendants to contribute to the settlement their respective benefits under certain directors and officers insurance policies in an amount of approximately $4.6 million which, net of attorneys' fees and litigation costs, would be paid to SONICblue. The total net cost of these settlements to SONICblue, net of insurance, is expected to approximate $8.6 million. These charges were recorded in SONICblue's fourth quarter ended December 31, 2001. In addition the Company settled the claim of a purchaser of the Company's common stock in 1996 and 1997, by payment of $100,000 and 300,000 shares of the Company's common stock, the net cost of $1.0 million was recorded in the quarter ended March 31, 2002.

     SONICblue has also been defending several putative class action lawsuits naming Diamond, which were filed in June and July 1996 and June 1997 in the California Superior Court for Santa Clara County and the U.S. District Court for the Northern District of California. The plaintiffs alleged that Diamond and the other defendants made various material misrepresentations and omissions during the class period. The parties have agreed to settle this matter for a payment of $15.0 million, and final court approval of that settlement was obtained, and the cases dismissed, in April 2002. SONICblue funded $4.5 million of the settlement in November 2000. SONICblue previously accrued this amount in connection with the merger with Diamond. SONICblue believes that Diamond's insurance covers the remaining $10.5 million of the settlement; Diamond's insurers have funded that amount into the settlement, although one of these insurers has commenced arbitration disputing its obligation to pay $3.0 million of the $10.5 million. The contesting insurer maintains that indemnification of its share of the settlement is barred by virtue of a recent California appellate decision. The arbitration tribunal issued an order in April 2002, stating that the California state law claim in the class action was uninsurable, but that factual questions were presented as to the allocation of the settlement amount as between the state law claim and other claims included in the settlement documents. Further proceedings are contemplated before the tribunal, but no schedule has as yet been set.

     On February 14, 2000, Robert C. Price filed a purported class action lawsuit in the Circuit Court of Monroe County, State of Indiana against the Company and Diamond alleging violations of the California Business and Professions Code section 17200 and the California Song-Beverly Act, which covers consumer warranties. The lawsuit alleges that certain of the Company's Rio 300 MP3 player retail boxes, which were discontinued in approximately 1999, are misleading because the boxes indicate that computer software included in the package allows the purchaser to convert audio tracks on CDs to the MP3 audio format, but the software included with the product permitted only 50 conversions. The Company answered the complaint on April 27, 2000, denying plaintiff's allegations. Status conferences were conducted on July 26, 2000, January 10, 2001, and April 17, 2002. Discovery has commenced. No class has been certified, but the briefing on the plaintiff's motion for class certification is expected to be completed by early October 2002, with a hearing on class certification issues to be scheduled thereafter. SONICblue intends to contest the certification of the purported class, dispute the lawsuit's allegations and defend this action vigorously.

     On June 19, 2000, an individual, Valentin Pepelea, filed a lawsuit against ReplayTV, Inc. in Santa Clara County Superior Court alleging that ReplayTV and its founders misappropriated trade secrets allegedly disclosed by Mr. Pepelea in discussions with the founders in the spring of 1997, and that he had been promised a founder's share in ReplayTV. On January 17, 2001, Mr. Pepelea amended his complaint to seek licensing royalties as a remedy. The parties entered into a written settlement agreement in this matter in March 2002 and Mr. Pepelea has dismissed his complaint.

     In October and November, 2001, a group of 28 entertainment companies including, among others, Paramount Pictures Corporation, Disney Enterprises, Inc. and the three major television networks filed four lawsuits against SONICblue and its ReplayTV, Inc. subsidiary in the U.S. District Court in Los Angeles,

                             SONICBLUE INCORPORATED

                   NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                      FINANCIAL STATEMENTS -- (CONTINUED)

California. The lawsuits allege that the Company's planned manufacture and sale of the ReplayTV 4000, which allows users to skip commercials and to use the Internet to send recorded material to other ReplayTV 4000 users, constitutes copyright infringement, among other claims. The plaintiffs in the lawsuits are seeking an injunction prohibiting the Company from including these features in its video products. Although one of the lawsuits originally alleged that the Company's Go-Video VCRs featuring the commercial skipping technology similarly violate the copyright laws, in their amended complaint plaintiffs eliminated these claims in November 2001. The parties have commenced discovery. The District Court preliminarily scheduled a consolidated trial in August 2002 but removed the trial from its calendar in April 2002 and has not set a new trial date. SONICblue intends to dispute the plaintiffs' claims and defend this action vigorously.

     In November 2001, Pac Tec, a division of La France Corporation, filed a civil action against the Company and one of its suppliers, Manufacturers' Services Limited, in the United States District Court for the Eastern District of Pennsylvania, alleging claims against both defendants jointly for breach of contract and promissory estoppel. The plaintiff seeks damages in excess of $2.5 million, plus prejudgment interest and costs of suit. In February 2002, the Company filed a motion to dismiss the complaint, which the plaintiff has opposed. The judge has not set a hearing date for the motion. SONICblue intends to dispute the plaintiff's claims and vigorously defend itself against this action.

     In November 2001, four former holders of ReplayTV preferred shares filed a petition for appraisal in the Chancery Court in the State of Delaware asserting their dissenters rights of appraisal and seeking the fair value of their ReplayTV shares in cash in lieu of the SONICblue shares to be issued to them as provided in SONICblue's merger agreement with ReplayTV. In December 2001, ReplayTV filed its response to plaintiffs' petition. In addition, in December 2001, the same four former holders of ReplayTV preferred shares filed a complaint in the Chancery Court in the State of Delaware asserting that ReplayTV and its former directors breached their fiduciary duties in connection with Replay's merger by engaging in self-dealing, failing to make appropriate disclosures to shareholders and failing to maximize the value for them in the merger, resulting in an allocation of an insufficient amount of the merger consideration to the ReplayTV preferred stockholders. The complaint seeks "at least $7,249,990.50" in damages. In its merger agreement with ReplayTV, SONICblue agreed to indemnify ReplayTV's former directors against this type of lawsuit, among other things. In February 2002, ReplayTV and the former ReplayTV directors filed their answer. SONICblue and ReplayTV intend to dispute the plaintiffs' claims and vigorously defend these actions. The cases are currently in the pretrial discovery stage.

     On November 28, 2001, Techsearch, LLC filed a complaint for patent infringement against a number of consumer electronics companies, including SONICblue, in the United States District Court for the Northern District of Illinois. Techsearch's complaint generally alleges that SONICblue is infringing one of its patents by making, selling, and offering to sell its Rio Volt CD players that are capable of playing CDs encoded with audio tracks in the MP3 format. SONICblue intends to dispute the plaintiff's claims and vigorously defend itself against the allegations made in Techsearch's complaint. This action was stayed by order of the Court on or about May 1, 2002, pending a reexamination of the patent asserted by Techsearch by the U.S. Patent and Trademark Office.

     On December 12, 2001, SONICblue filed a complaint for patent infringement against TiVo, Inc. in the United States District Court for the Northern District of California. SONICblue's complaint generally alleges that TiVo is infringing one of its patents by licensing and offering to license its DVR technology and offering its program guide service. In response, TiVo filed an answer and counterclaim against SONICblue that denies infringement of SONICblue's patent and that alleges that the patent is invalid. On January 23, 2002, TiVo filed a separate action in the same court, but assigned to a different judge, that generally alleges that SONICblue is infringing one of TiVo's patents by making, selling and offering to sell its ReplayTV DVRs. SONICblue intends to vigorously defend itself against the allegations made in TiVo's complaint and counterclaim.

                             SONICBLUE INCORPORATED

                   NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                      FINANCIAL STATEMENTS -- (CONTINUED)

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

10.  NEW ACCOUNTING PRONOUNCEMENTS

     In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, "Business Combination" ("SFAS 141") and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 eliminates the pooling-of-interests method of accounting for business combinations except for qualifying business combinations that were initiated prior to June 1, 2001. SFAS 141 further clarifies the criteria to recognize intangible assets separately from goodwill. The requirements of SFAS 141 are effective for any business combination accounted for by the purchase method that is completed after June 30, 2001. Under SFAS 142, goodwill and indefinite-lived intangible assets are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. We adopted SFAS 142 on January 1, 2002. During 2002, we will perform the first of the required impairment tests of goodwill as of January 1, 2002, and we have not yet determined what the effect of these tests will be on our earnings and financial position. Any impairment resulting from our initial application of the statement will be recorded as a cumulative effect accounting change as of January 1, 2002, and will be reflected in our second quarter results.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. The provisions of SFAS 144 was effective January 1, 2002. The adoption of SFAS 144 did not have an impact on our consolidated financial position and results of operations.

11.  RESTRUCTURING EXPENSE AND IMPAIRMENT CHARGE

     In April 2001, the Company adopted a restructuring plan relating to the change in its business strategy to address changes in the market due to technology changes, customer demands, and methods of distribution to reflect its long-term strategy and focus. Specific actions taken in 2001 included reducing the Company's workforce worldwide by approximately 200 employees, consolidating facilities, discontinuing unprofitable products and closing offices in unprofitable locations. Restructuring expenses of $130 million in 2001 related to the restructuring plan primarily included the write-off of goodwill and other intangibles ($110 million), facilities closure expenses ($9 million), personnel severance compensation and related expenses ($6 million) and contract termination and other costs ($5 million). As part of the restructuring, the Company also wrote off $60 million of inventory, through cost of sales in 2001.

                             SONICBLUE INCORPORATED

                   NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                      FINANCIAL STATEMENTS -- (CONTINUED)

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

     In the first quarter of 2002, the Company continued the restructuring efforts described above. Specific actions taken included a further reduction of the Company's workforce by approximately 30 employees and consolidating facilities. Restructuring expenses of $6.7 million in the first quarter of 2002 related to the restructuring plan included personnel severance compensation and related expenses ($1.3 million), and facilities related expenses and other costs ($5.4 million).

     The related accrued restructuring charges activity was as follows (in thousands):

                                                SEVERANCE         REDUNDANT
                                             COMPENSATION AND    FACILITIES     CONTRACT AND
                                             RELATED EXPENSES   RELATED COSTS   OTHER COSTS     TOTAL
                                             ----------------   -------------   ------------   -------
Balance December 31, 2001..................       $2,643           $ 6,563         $1,387      $10,593
Restructuring Charges......................        1,254             6,243           (750)       6,747
Cash Payments..............................         (831)             (302)           (53)      (1,186)
Non-Cash Charges...........................           --                --             --           --
                                                  ------           -------         ------      -------
Balance March 31, 2002.....................       $3,066           $12,504         $  584      $16,154
                                                  ======           =======         ======      =======

12.  SUBSEQUENT EVENT

     In April 2002, we completed a private placement of $75.0 million in aggregate principal amount of our 7 3/4% secured senior subordinated convertible debentures due 2005 to three institutional investors. We also issued warrants to purchase up to 7,500,000 shares of our common stock in the transaction to the investors, and a warrant to purchase 293,805 shares of our common stock to the placement agent for the transaction. The private placement resulted in gross proceeds to us, prior to the exercise of the warrants, of approximately $62.3 million. The sale of the debentures and the warrants closed on April 22, 2002. The debentures are convertible into SONICblue common stock at a conversion price of $19.22 per share subject to standard anti-dilution adjustments. The warrants are fully vested and exercisable at any time until April 22, 2007 at an exercise price of $3.39 per share subject to standard anti-dilution adjustments. Under the terms of the debentures we may pay up to 50% of the interest payments on the debentures in shares of our common stock. Our repayment obligation on the debentures is secured by a pledge of 21,426,586 shares of UMC. The institutional investors also have an option to purchase these UMC shares from us.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     When used in this discussion, the words "expects," "anticipates," "believes," "estimates" and similar expressions are intended to identify forward-looking statements. These statements, which include statements as to the Company's sources of revenues, development of technology and products, product mix, the percentage of net sales represented by any particular new or current product, customer concentration, trends in average selling prices, seasonality and trends in shipment levels, the percentage of export sales, interest charges and fees associated with the Company's outstanding debt and bank financing, income tax benefits, the use of the proceeds from the Company's private financing of its secured senior subordinated convertible debentures, trends in net loss, net income, gross margins and cash flow, expected cash requirements, expected expense levels and plans to reduce expenses, improve supply chain management and focus on higher volume and margin products, the availability and cost of products from the Company's suppliers, ability to compete, investments in research and development, capital expenditures, capital requirements and adequacy of capital resources, expected stock dividends from our UMC stock, plans regarding future financing alternatives, the impact and timing of the Company's current and future litigation, the Company's strategy with regard to protecting its proprietary technology and the Company's ability to forecast demand for its products, are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, those risks discussed below, as well as risks relating to SONICblue's ability to develop and timely introduce and ship in volume products that address market demands, manufacturing difficulties, the cost and availability of component products, decreases in average selling prices, timing and volume of shipments of new products, SONICblue's ability to work with strategic partners and OEMs, the ability of the Company to obtain and retain customers, the impact of alternative technological advances and competitive products, the value of the Company's shares of UMC common stock and declines in the semiconductor industry, market fluctuations, developments in and expenses relating to litigation, SONICblue's ability to complete business transactions and integrate acquired businesses in a timely manner, the costs of integrating acquired businesses and technologies, and the matters discussed in "Factors That May Affect Our Results." These forward-looking statements speak only as of the date hereof. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any statement is based.

OVERVIEW

     SONICblue designs, develops and markets products for the converging Internet, digital media, entertainment and consumer electronics markets. Our products include Rio digital audio players, ReplayTV personal television technology and software solutions, and Go-Video Dual-Deck VCRs and integrated DVD+VCRs. Prior to the transfer in January 2001 of our graphics chips business to S3 Graphics Co., Ltd., we were a supplier of graphics and multimedia accelerator subsystems for PCs for over ten years.

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

     In March 2001, SONICblue completed the sale to ATI Technologies, Inc. ("ATI") of its professional graphics division, based in Starnberg, Germany, which produced the Fire GL line of graphics accelerators. Under the terms of an Asset Purchase Agreement, SONICblue has received $7.9 million in cash through March 31, 2002, and is eligible to receive further financial consideration of up to $2.1 million contingent upon the Fire GL graphics business, as operated by ATI, achieving future performance targets.

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

     In November 2000, SONICblue acquired United Kingdom digital audio equipment manufacturer Empeg Limited, known as empeg, at an initial purchase price of $1.9 million. This acquisition was accounted for as a purchase. In November 2001, a purchase price adjustment of $1.1 million was recorded resulting in a total purchase price of $3.0 million.

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

RESULTS OF OPERATIONS

     The following table sets forth certain financial data for the periods indicated as a percentage of net sales:

                                                              THREE MONTHS ENDED
                                                                  MARCH 31,
                                                              ------------------
                                                              2002        2001
                                                              -----     --------
Net sales...................................................  100.0%       100.0%
Cost of sales...............................................   81.8        133.6
                                                              -----     --------
Gross profit (loss).........................................   18.2        (33.6)
Operating expenses:
     Research and development...............................    6.6         21.4
     Selling, marketing and administrative..................   23.8         49.9
     Restructuring expense..................................   10.4           --
     Amortization of goodwill, intangibles and deferred
       compensation.........................................    6.3         22.3
                                                              -----     --------
          Total operating expenses..........................   47.1         93.6
Loss from operations........................................  (28.9)      (127.2)
Gain (loss) on UMC investment...............................    6.8       (918.2)
Gain (loss) on other investments............................   (1.2)        (1.4)
Interest expense............................................   (2.8)        (6.3)
Other income (expense), net.................................    0.6           --
                                                              -----     --------
Income (loss) before income taxes...........................  (25.5)    (1,053.1)
Income tax expense (benefit)................................     --       (380.0)
                                                              -----     --------
Net income (loss)...........................................  (25.5)%     (673.1)%
                                                              =====     ========

  NET SALES

     Our products are used in, and our business is dependent upon, the converging Internet, digital media, entertainment and consumer electronics markets. Sales of our products are primarily in the United States and to a lesser extent in Asia and Europe.

     Net sales were $65.1 million for the three months ended March 31, 2002, an increase of 30.5% from $49.9 million for the three months ended March 31, 2001. Net sales increased from 2001 to 2002 primarily due to the inclusion of sales from our recent acquisitions of Sensory Science and, to a lesser extent, ReplayTV. Net sales for the three months ended March 31, 2002 consisted primarily of consumer electronics products, including our Rio branded digital audio players, Sensory Science video products and to a lesser extent our Diamond brand modems. Net sales for the three months ended March 31, 2001 consisted primarily of our Diamond brand modems, PDA and communications products, Rio digital audio players and net sales from our S3-VIA joint venture.

     We expect that the percentage of our net sales represented by any one product or type of product may change significantly from period to period as new products are introduced and existing products reach the end of their life cycles. We anticipate that the majority of our revenues will be generated from our consumer electronics product lines and to a lesser extent our modem product line. No further significant revenues are anticipated from chips, boards or S3-VIA, Inc. Due to competitive price pressures, our products experience declining average selling prices over time, which at times can be substantial.

     International sales accounted for 4% and 28% of net sales for the three months ended March 31, 2002 and 2001, respectively, excluding the net sales of S3-VIA, Inc. International sales decreased as a result of our shift in business and focus on the converging Internet, digital media, entertainment and consumer electronics markets which are predominantly domestic sales. There can be no assurances that international sales as a percentage of net sales will remain at current levels. All sales transactions are denominated in U.S. dollars.

     Three retailers accounted for 25%, 18% and 12% of net sales in the three months ended March 31, 2002. Two customers and two distributors accounted for 13%, 13%, 12% and 11% of net sales for the three months ended March 31, 2001, excluding the sales of S3-VIA, Inc. We expect a significant portion of our future sales to remain concentrated within a limited number of strategic customers. Sales to any particular customer may fluctuate significantly from quarter to quarter.

  GROSS MARGIN

     We had a positive gross margin of 18.2% for the three months ended March 31, 2002, as compared with a negative gross margin of 33.6% for the three months ended March 31, 2001. The increase in margin for the three months ended March 31, 2002 was primarily the result of adding the Sensory Science product lines, supply chain management efficiencies and, to a lesser extent, the benefit of decreased liabilities for certain purchase commitments made with one of our contract manufacturers. The increase in gross margin was partially offset by increased costs from the introduction of new products during the quarter and related product transition costs. In the future, our gross margin percentages may be affected by increased competition and related decreases in the unit average selling prices particularly with respect to older generation products, timing and volume of shipments of new products, the availability and cost of products from our suppliers, changes in the mix of products sold and the extent to which we incur or obtain additional licensing fees.

  RESEARCH AND DEVELOPMENT EXPENSES

     Research and development expenses consist primarily of salaries, related benefits, and fees for consulting services. We have made and intend to continue to make significant investments in research and development to remain competitive by developing new and enhanced products. Research and development expenses were $4.3 million for the three months ended March 31, 2002, a decrease of $6.4 million from $10.7 million for the three months ended March 31, 2001. This decrease was primarily due to a reduction in headcount and related personnel costs resulting from the shutdown of our multimedia board business and the transfer of our graphics chips business. We intend to continue to focus on core technology and products while concentrating on efforts to reduce overhead, headcount and related costs.

  SELLING, MARKETING AND ADMINISTRATIVE EXPENSES

     Selling, marketing and administrative expenses consist primarily of salaries, related benefits, selling costs, facilities costs and fees for professional services, such as legal and accounting services. Selling, marketing and administrative expenses were $15.5 million for the three months ended March 31, 2002, a decrease of $9.4 million from $24.9 million for the three months ended March 31, 2001. Selling, marketing and administrative expenses decreased from the same period in the prior year primarily due to a reduction in headcount and related personnel costs resulting from the shutdown of our multimedia board business and the transfer of our graphics chips business and restructuring activities in 2001. We expect a further reduction of these costs during the upcoming year, due to further cost containment efforts and as the benefits of our restructuring activities are fully realized. As a percentage of net sales, selling, marketing and administrative expenses decreased from 49.9% in 2001 to 23.8% in 2002.

  AMORTIZATION OF GOODWILL, INTANGIBLES AND DEFERRED COMPENSATION

     Amortization of goodwill and intangibles decreased from $11.1 million for the three months ended March 31, 2001 to $4.1 million for the three months ended March 31, 2002. This decrease is due to the write off in 2001 of approximately $110 million of goodwill and other intangibles, primarily related to the acquisition of Diamond Multimedia Systems, Inc. and the implementation of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). Deferred compensation expense increased from $0 for the three months ended March 31, 2001 to $0.7 million for the three months ended March 31, 2002 resulting from the acquisition of ReplayTV, Inc. in August 2001.

     Amortization charges should continue to decrease in 2002 due to the impact of the 2001 write off noted above and the implementation of SFAS 142. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized but be reviewed at least annually for impairment. Intangible assets with finite useful lives will continue to be amortized over their respective useful lives.

     Excluding the adoption of SFAS 142, goodwill amortization would have been an incremental $4.2 million in amortization expense for the three months ended March 31, 2002. Total amortization charges for goodwill, intangibles and deferred compensation would have been $8.3 million for the three months ended March 31, 2002 compared to $11.1 million for the three months ended March 31, 2001.

  GAIN (LOSS) ON UMC INVESTMENT

     In 1995, SONICblue entered into a joint foundry venture with United Microelectronics Corporation, or UMC, to build United Semiconductor Corporation, or USC, a semiconductor manufacturing facility in Taiwan, R.O.C. In January 2000, USC merged with UMC and, as a result of the merger, SONICblue received 252 million UMC shares in exchange for 252 million USC shares. The Company also received stock dividends of approximately 50 and 32 million shares of UMC stock, in April 2000 and August 2001, respectively. The Company sold 191 million shares of UMC stock in 2001 and 21 million shares in the first three months of 2002 on the Taiwan Stock Exchange. Under the terms of the USC merger with UMC, a portion of the original number of UMC shares received by SONICblue are subject to restrictions on their sale that lapse over a three-year period from the date of the merger. At March 31, 2002, approximately 52 million shares were subject to restrictions that will lapse in one year or more and are recorded at adjusted cost as a long-term investment. The unrestricted shares and shares where the restrictions will lapse in one year or less are recorded as a current asset and are marked-to-market value through other comprehensive income as required by SFAS 115.

     At December 31, 2000, the market value of the investment in UMC had declined to an amount significantly below its original basis. It was determined at that point that this decline was related to the downturn in the semiconductor industry as a whole and was temporary in nature due to the historically cyclical nature of the industry. During the first half of 2001, the Company concluded that the downturn in the semiconductor industry and the economy in general appeared to be more severe than previously anticipated and that there was a great deal of uncertainty regarding when the semiconductor industry would recover from this down cycle. Because SONICblue concluded that the decline in value of UMC was other than temporary, it reported an unrealized loss on the UMC investment of $468 million based on the market value at June 30, 2001.

     As of March 31, 2002, SONICblue's 106 million UMC shares were worth approximately $160 million, based on the closing price of UMC shares on the Taiwan Stock Exchange and the prevailing U.S. dollar to New Taiwan Dollar exchange rate on that date. The Company's available-for-sale portion of the investment will be marked-to-market through other comprehensive income as required by SFAS 115 for changes in market value subsequent to March 31, 2002 unless a further decline in market value is considered to be other than temporary. If any further decline is considered to be other than temporary, the decrease in value of both the available-for-sale and long-term portions of the Company's UMC investment will be recorded as an expense in the statement of operations.

  GAIN (LOSS) ON OTHER INVESTMENTS

     In the three months ended March 31, 2002, we recognized a loss of $0.8 million primarily related to the write-down of certain equity investments which were partially offset by gains received from the sale of a portion of our UMC derivative instruments. In the three months ended March 31, 2001, we recognized a loss of $0.7 million primarily related to the write down of certain equity investments. The downturn in the economy, particularly in the high technology sector, contributed to the decline in the market value of these securities. The remaining value of these cost based equity investments totaled $14.4 million as of March 31, 2002.

  INTEREST EXPENSE

     Interest expense decreased to $1.8 million for the three months ended March 31, 2002 down from $3.1 million for the three months ended March 31, 2001. This decrease is primarily due to decreased interest and bank fees associated with lines of credit and decreased borrowings. During the fourth quarter of 2001, we paid off our remaining loan balance with China Trust. We expect to continue to incur significant interest charges associated with our convertible subordinated debt and, to a lesser extent, interest and fees associated with our bank financing.

  OTHER INCOME (EXPENSE), NET

     Other income was $0.4 million for the three months ended March 31, 2002, compared to less than $0.1 million for the three months ended March 31, 2001. The increase in other income was due primarily to interest on the receipt of a tax refund.

  INCOME TAXES

     Our effective tax rate for the three months ended March 31, 2002 and 2001 was 0.0% and 28.9%, respectively. The effective tax rate reflects expected tax payments on the adjusted taxable income at the federal, state and international statutory rates. Due to uncertainty associated with our prospective ability to realize the benefits of our tax assets, we have fully reserved the value of our deferred tax assets and do not expect to record any tax benefit associated with any further operating losses during the upcoming year.

LIQUIDITY AND CAPITAL RESOURCES

     Cash used for operating activities was $26.4 million for the three months ended March 31, 2002 and consisted primarily of our net loss of $16.6 million, which included a non-operating gain on our UMC investment of $4.5 million and prepaid inventory and insurance costs of $6.2 million. Cash used for operating activities for the three months ended March 31, 2001 was $61.7 million. Our net loss of $335.8 million for the three months ended March 31, 2001 included a non-cash loss on our UMC investment of $458.0 million, and a deferred tax benefit of $189.8 million.

     Investing activities provided cash of $28.0 million for the three months ended March 31, 2002 and consisted primarily of sales and maturities of short-term investments including $29.0 million received from the sale of 21 million UMC shares on the Taiwan Stock Exchange. Investing activities provided cash of $50.9 million for the three months ended March 31, 2001 and consisted primarily of the sale of short-term investments, net, partially offset by $13.0 million of loans to ReplayTV and Sensory Science prior to acquisition.

     Financing activities used cash of $4.9 million for the three months ended March 31, 2002 and consisted of $5.8 million for repayments of notes payable partially offset by $0.9 million from sales of common stock. Financing activities provided cash of $1.1 million for the three months ended March 31, 2001, which primarily resulted from the sale of common stock, partially offset by repayments of notes payable.

     We had a working capital deficit of $10.3 million at March 31, 2002. This working capital deficit is primarily attributable to the significant degradation in the value of our available-for-sale UMC holdings, combined with continued operating losses and our investments in Sensory Science and ReplayTV. We funded our 2002 and 2001 operating losses and investment activities primarily through the sale of a portion of our holdings in UMC.

     A portion of the UMC shares received by SONICblue are subject to restrictions on their sale that lapse over a three-year period. At March 31, 2002, approximately 51 million shares were subject to restrictions that will lapse in more than one year and are recorded at adjusted cost as a long-term investment. The unrestricted shares, include shares where the restrictions will lapse in one year or less. These shares are recorded as a current asset and are marked-to-market value through other comprehensive income. In addition, we expect to receive a declared stock dividend of 15 million shares of available for sale and freely tradable stock in August 2002.

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

     During 2001, we sold a portion of our UMC holdings, aggregating approximately 38.9 million shares, in a derivative transaction. In connection with the sales of these UMC holdings, we purchased a series of call option collars on UMC stock with an aggregate notional amount of 38.9 million shares. These transactions provided us funds from the sale of the shares while allowing us to participate in future increases in the value of UMC shares, if any, through this series of call option collars. All such derivatives were sold in March and April 2002.

     In April 2002, we completed a private placement of $75.0 million in aggregate principal amount of our 7 3/4% secured senior subordinated convertible debentures due 2005 to three institutional investors. We also issued warrants to purchase up to 7,500,000 shares of our common stock in the transaction to the investors, and a warrant to purchase 293,805 shares of our common stock to the placement agent for the transaction. The private placement resulted in gross proceeds to us, prior to the exercise of the warrants, of approximately $62.3 million. The sale of the debentures and the warrants closed on April 22, 2002. The debentures are convertible into SONICblue common stock at a conversion price of $19.22 per share subject to standard anti-dilution adjustments. The warrants are fully vested and exercisable at any time until April 22, 2007 at an exercise price of $3.39 per share subject to standard anti-dilution adjustments. Under the terms of the debentures we may pay up to 50% of the interest payments on the debentures in shares of our common stock. Our repayment obligation on the debentures is secured by a pledge of 21,426,586 shares of UMC. The institutional investors also have an option to purchase these UMC shares from us. We expect to use the net proceeds from the private placement for working capital and general corporate purposes.

     We have incurred significant losses and expect such losses to continue for at least the next twelve months. Our net loss for the three months ended March 31, 2002 was $16.6 million and for the year ended December 31, 2001 was $756.2 million. As of March 31, 2002, we have an accumulated deficit of

$504.1 million and cash, cash equivalents, and short-term investments of $103.2 million. We expect to experience negative cash flow from operations for at least the next few quarters and believe that sufficient funds will be available to support planned operations through the upcoming year. Our future cash requirements will depend on a number of factors including:

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

     - the forbearance of the creditors of our legacy businesses to accept extended payment terms; and

     - pending litigation as discussed in Part II -- OTHER INFORMATION Item 1. "Legal Proceedings."

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

     An adverse business or legal development may require us to raise additional financing. We recognize that we may be required to raise such additional capital, at times and in amounts, which are uncertain, especially under the current capital market conditions. If we are unable to acquire additional capital or are required to raise it on terms that are less satisfactory than we desire, it may have a material adverse effect on our financial condition, which could require additional restructuring of our company. If necessary, we may be required to consider curtailing our operations significantly or to seek arrangements with strategic partners or other parties that may require us to relinquish significant rights to products, technologies or markets. The Company is currently a party to certain legal proceedings. Litigation could result in substantial expense to the Company. See "Part II -- OTHER INFORMATION -- Item 1. Legal Proceedings."

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

     In addition, due to Taiwan governmental restrictions, as of March 31, 2002, approximately 101 million of SONICblue's UMC shares are subject to lockup restrictions, which are being released over a three-year period ending in January 2004. As a result, SONICblue's ability to sell its UMC shares is limited.

     SONICblue's repayment obligation on its 7 3/4% secured senior subordinated convertible debentures due 2005 is secured by a pledge of 21,426,586 of its UMC shares. The institutional investors that purchased the debentures also have an option to purchase these UMC shares from SONICblue. In addition, pursuant to a loan covenant, SONICblue must certify each month that a portion of its UMC shares with a value equal to at least $40.0 million is free of all liens, claims and encumbrances. However, in lieu of making the certification, SONICblue may deliver to the lender an irrevocable standby letter of credit in the amount of $10.0 million.

  SONICBLUE EXPERIENCED NET OPERATING LOSSES IN THE PAST AND MAY EXPERIENCE NET OPERATING LOSSES AGAIN IN THE FUTURE.

     SONICblue had a net loss of $16.6 million for the first quarter 2002 and $756.2 million for the year ended December 31, 2001, primarily resulting from the recognition of a loss of $561.6 million related to the decline in value of its UMC shares. SONICblue had net income of $312.8 million for the year ended December 31, 2000, primarily from recognizing a gain of $869.4 million on the UMC shares but not as a result of income from operations. SONICblue had a net loss of $30.8 million for 1999. With the completion of the transfer of SONICblue's graphics chips business, SONICblue's ability to achieve operating profitability depends primarily on its success in refocusing its business resources and in executing its business plan for its refocused business. In addition, SONICblue must achieve positive gross margins at a level sufficient to offset its operating expenses. SONICblue experienced negative gross margins in 2000 and in the first six months of 2001 and could continue to experience negative gross margins. SONICblue cannot assure you that it will be able to maintain the positive gross margins it achieved in the last six months of 2001, nor can SONICblue assure you that it will be able to achieve operating profitability. If SONICblue is unable to achieve operating profitability or incurs future losses and negative cash flow, its stock price would likely decline.

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

     SONICblue may not successfully address these challenges. SONICblue's future operating results will depend in large measure on its ability to implement operating, manufacturing and financial procedures and controls that not only address the expansion of its operations but also the change in focus of its business from graphics chips and boards to consumer electronic products, improve communication and coordination among the different operating functions, integrate functions such as sales, procurement and operations, strengthen management information and telecommunications systems, and continue to hire additional qualified personnel in key areas. SONICblue may be unable to manage these activities and implement these additional procedures, controls and systems successfully. Any failure to do so could cause SONICblue's short-term and long-term operating results to suffer.

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

     A substantial portion of SONICblue's net sales in 2001 was derived from the sale of digital audio players. There is a trend within the personal electronics industry for functionality from individual products to be integrated with other personal electronics products. For example, Samsung, Fuji, Handspring and others have developed or announced plans to develop personal electronic products, such as mobile telephones, digital cameras or PDA plug-ins that integrate digital audio functions, and in the digital video market, Panasonic offers combination TV/DVD/VCR players, DirectTV offers satellite receiver set-top boxes with TiVo software installed, and Sony and Creative Labs have announced hardware and software products that would give PCs some DVR functionality. These products could significantly reduce the demand for SONICblue's products. As a result of these trends of technology migration and product integration, SONICblue's success largely depends on its ability to continue to develop products that incorporate new and rapidly evolving technologies into its products.

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

     SONICblue's products could have design defects that could cause them to malfunction. Product components may contain undetected errors or "bugs" when first supplied to SONICblue that, despite testing by SONICblue, are discovered only after SONICblue's products have been installed and used by customers. From time to time, SONICblue has become aware of problems with components, product designs and other defects. Errors or defects in SONICblue's products may arise in the future, and, if significant or perceived to be significant, could result in rejection of SONICblue's products, product returns or recalls, damage to SONICblue's reputation, lost revenues, diverted development resources and increased customer service and support costs and warranty claims. For example, On April 26 2002, a magistrate judge ordered SONICblue to create software that will collect data about how SONICblue's customers use their ReplayTV 4000 digital video recorders, including information about which television programs they record and view, whether they choose to skip commercials and their use of other features and to deliver this data to 28 motion picture studio and television networks. The order requires SONICblue to implement the software within 60 days. SONICblue has filed a motion with the trial court seeking review of the magistrate judge's ruling and a hearing on this issue is scheduled for June 3, 2002. Neither SONICblue nor ReplayTV has developed, tested and implemented a ReplayTV software upgrade of this magnitude in only 60 days. If the order stands and SONICblue is forced to implement the new software before it is completed and adequately tested, there will be an increased possibility that it will contain errors or defects that could cause SONICblue's servers or customer's ReplayTV 4000 digital video recorders to malfunction. Errors or defects in SONICblue's products could also result in product liability claims.

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

  SONICBLUE MAY NOT BE ABLE TO ATTRACT, RETAIN OR INTEGRATE KEY PERSONNEL, WHICH MAY PREVENT IT FROM SUCCEEDING.

     SONICblue may not be able to retain its key personnel or attract other qualified personnel in the future. SONICblue's success will depend upon the continued service of key management personnel. The loss of services of any of the key members of SONICblue's management team or its failure to attract and retain other key personnel could disrupt operations and have a negative effect on employee productivity and morale, decreasing production and harming its financial results. In addition, the competition to attract, retain and motivate qualified technical personnel, such as engineers, as well as qualified sales and operations personnel is intense. SONICblue has at times experienced difficulty recruiting qualified software and hardware development engineers.

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

  SONICBLUE HAS EXPOSURE TO INTERNATIONAL MARKETS.

     International sales accounted for 4% of SONICblue's net sales for the three months ended March 31, 2002, and 24% of SONICblue's net sales in 2001. In addition, a substantial proportion of SONICblue's products are manufactured, assembled and tested by independent third parties in Asia. As a result, SONICblue is subject to the risks of conducting business internationally, including:

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

     At March 31, 2002, SONICblue had total debt and other liabilities outstanding of $312.0 million. In addition, in April 2002 SONICblue completed a private placement of $75.0 million in aggregate principal amount of 7 3/4% secured senior subordinated convertible debentures due 2005. The degree to which SONICblue is leveraged could harm its ability to obtain additional financing for working capital or other purposes and could make SONICblue more vulnerable to economic downturns and competitive pressures. SONICblue's significant leverage could also adversely affect its liquidity, as a substantial portion of available cash from operations may have to be applied to meet debt service requirements. In the event of a cash shortfall, SONICblue could be forced to reduce other expenditures to be able to meet such debt service requirements.

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

     Viewers may be concerned about the use of personal information gathered by the ReplayTV digital video recorder. SONICblue does not currently archive this data or release it to third parties, and SONICblue is committed to complying with all privacy laws and to protecting the confidentiality of its viewers. On April 26, 2002, a magistrate judge ordered SONICblue to create software that will collect data about how SONICblue's customers use their ReplayTV 4000 digital video recorders, including information about which television programs they record and view, whether they choose to skip commercials and their use of other features and to deliver this data to 28 motion picture studio and television networks. The order requires SONICblue to implement the software within 60 days. SONICblue has filed a motion with the trial court seeking review of the magistrate judge's ruling and a hearing on this issue is scheduled for June 3, 2002. The motion picture studios and television networks seek anonymous user data but privacy concerns, such as those raised by the magistrate's order, could create uncertainty in the marketplace for personal television and ReplayTV products. In addition, privacy concerns or breaches, or consumers' dissatisfaction with any privacy policy SONICblue may adopt, could reduce demand for ReplayTV products, increase the cost of doing business as a result of litigation costs or increased service delivery costs, or otherwise harm SONICblue's reputation and business.

  ONE OF SONICBLUE'S RECENTLY ANNOUNCED PRODUCTS IS THE SUBJECT OF A COPYRIGHT INFRINGEMENT CLAIM. IF THIS OR FUTURE CLAIMS AGAINST SONICBLUE'S PRODUCTS ARE DECIDED AGAINST SONICBLUE, SALES OF SONICBLUE'S PRODUCTS AND ITS REVENUES COULD DECREASE.

     In October and November 2001, a group of entertainment companies filed suit against SONICblue to prevent shipment of the ReplayTV 4000 so long as the product includes features that those companies allege would result in violations of the entertainment companies' video programming copyrights. Litigation may be costly and can divert the efforts of management. Furthermore, SONICblue may be forced to delay the release, or eliminate certain features of, its digital video recorders, which could result in decreased sales of the product and a negative impact on SONICblue's revenues.

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

  SONICBLUE IS A PARTY TO LEGAL PROCEEDINGS THAT COULD HAVE A NEGATIVE FINANCIAL IMPACT ON SONICBLUE.

     Beginning in November 1997, a number of complaints were filed in federal and state courts seeking unspecified damages on behalf of an alleged class of persons who purchased shares of SONICblue's common stock at various times between April 18, 1996, and November 3, 1997. The complaints named as defendants SONICblue, certain of its officers and former officers, certain directors of SONICblue, and Deloitte & Touche, the company's former auditors, and asserted that they violated federal and state securities laws by misrepresenting and failing to disclose certain information about SONICblue's business. In addition, certain stockholders filed derivative actions in the state courts of California and Delaware seeking recovery on behalf of SONICblue, alleging, among other things, breach of fiduciary duties by such individual defendants. The plaintiffs in the derivative action in Delaware took no steps to pursue their case. The derivative cases in California State court were consolidated, and plaintiffs filed a consolidated amended complaint. The court entered a stipulated order in those derivative cases suspending court proceedings and coordinating discovery in them with discovery in the class actions in California State courts. In late 2001, the derivative plaintiffs gave notice terminating that stay, and the parties stipulated that a second amended consolidated complaint might be filed in April 2002. On plaintiffs' motion, the federal court dismissed the federal class actions without prejudice. The class actions in California State court were consolidated, and plaintiffs filed a consolidated amended complaint. SONICblue answered that complaint and discovery proceeded. In January 2001, four of the insurance carriers which issued directors and officers insurance to SONICblue filed suit against all parties named as defendants in the securities litigation, claiming that the carriers have no obligation to provide coverage under the California Insurance Code. In May 2001, the court entered an order staying the insurance action pending resolution of the securities litigation. In February 2002, the California Superior Court for Santa Clara County entered its preliminary approval of an agreement to settle the consolidated state court class action lawsuit. Under the terms of the class action settlement, SONICblue will contribute 2,401,501 shares of SONICblue common stock and Deloitte & Touche will contribute up to $250,000 in full settlement of all claims. In April 2002, the Superior Court granted final approval to that settlement, dismissing the case. In May 2002, the Superior Court also approved the settlement of the related California derivative litigation. The derivative settlement calls for the defendants to contribute to the settlement their respective benefits under certain directors and officers insurance policies in an amount of approximately $4.6 million which, net of attorneys' fees and litigation costs, would be paid to SONICblue. The total net cost of these settlements to SONICblue, net of insurance, is expected to approximate $8.6 million. These charges were recorded in SONICblue's fourth quarter ended December 31, 2001. In addition the Company settled the claim of a purchaser of the Company's common stock in 1996 and 1997, by payment of $100,000 and 300,000 shares of the Company's common stock, the net cost of which was recorded in the quarter ended March 31, 2002.

     SONICblue has also been defending several putative class action lawsuits naming Diamond, which were filed in June and July 1996 and June 1997 in the California Superior Court for Santa Clara County and the U.S. District Court for the Northern District of California. The plaintiffs alleged that Diamond and the other defendants made various material misrepresentations and omissions during the class period. The parties have agreed to settle this matter for a payment of $15.0 million, and final court approval of that settlement was obtained, and the cases dismissed, in April 2002. SONICblue funded $4.5 million of the settlement in November 2000. SONICblue previously accrued this amount in connection with the merger with Diamond. SONICblue believes that Diamond's insurance covers the remaining $10.5 million of the settlement; Diamond's insurers have funded that amount into the settlement, although one of these insurers has commenced arbitration disputing its obligation to pay $3.0 million of the $10.5 million. The contesting insurer maintains that indemnification of its share of the settlement is barred by virtue of a recent California appellate decision. The arbitration tribunal issued an order in April 2002, stating that the California state law claim in the class action was uninsurable, but that factual questions were presented as to the allocation of the settlement amount as between the state law claim and other claims included in the settlement documents. Further proceedings are contemplated before the tribunal, but no schedule has as yet been set.

     In November 2001, four former holders of ReplayTV preferred shares filed a petition for appraisal in the Chancery Court in the State of Delaware asserting their dissenters rights of appraisal and seeking the fair value of their ReplayTV shares in cash in lieu of the SONICblue shares to be issued to them as provided in SONICblue's merger agreement with ReplayTV. In December 2001, ReplayTV filed its response to plaintiffs' petition. In addition, in December 2001, the same four former holders of ReplayTV preferred shares filed a complaint in the Chancery Court in the State of Delaware asserting that ReplayTV and its former directors breached their fiduciary duties in connection with Replay's merger by engaging in self-dealing, failing to make appropriate disclosures to shareholders and failing to maximize the value for them in the merger, resulting in an allocation of an insufficient amount of the merger consideration to the ReplayTV preferred stockholders. The complaint seeks "at least $7,249,990.50" in damages. In its merger agreement with ReplayTV, SONICblue agreed to indemnify ReplayTV's former directors against this type of lawsuit, among other things. In February 2002, ReplayTV and the former ReplayTV directors filed their answer. SONICblue and

ReplayTV intend to dispute the plaintiffs' claims and vigorously defend these actions. The cases are currently in the pretrial discovery stage.

     On June 19, 2000, an individual, Valentin Pepelea, filed a lawsuit against ReplayTV, Inc. in Santa Clara County Superior Court alleging that ReplayTV and its founders misappropriated trade secrets allegedly disclosed by Mr. Pepelea in discussions with the founders in the spring of 1997, and that he had been promised a founder's share in ReplayTV. On January 17, 2001, Mr. Pepelea amended his complaint to seek licensing royalties as a remedy. The parties entered into a written settlement agreement in this matter in March 2002 and Mr. Pepelea has dismissed his complaint.

     On December 12, 2001, SONICblue filed a complaint for patent infringement against TiVo, Inc. in the United States District Court for the Northern District of California. SONICblue's complaint generally alleges that TiVo is infringing one of its patents by licensing and offering to license its DVR technology and offering its program guide service. In response, TiVo filed an answer and counterclaim against SONICblue that denies infringement of SONICblue's patent and that alleges that the patent is invalid. On January 23, 2002, TiVo filed a separate action in the same court, but assigned to a different judge, that generally alleges that SONICblue is infringing one of TiVo's patents by making, selling, offering to sell its ReplayTV DVRs. SONICblue intends to vigorously defend itself against the allegations made in TiVo's complaint and counterclaim.

     On November 28, 2001, Techsearch, LLC filed a complaint for patent infringement against a number of consumer electronics companies, including SONICblue, in the United States District Court for the Northern District of Illinois. Techsearch's complaint generally alleges that SONICblue is infringing one of its patents by making, selling, and offering to sell its Rio Volt CD players that are capable of playing CDs encoded with audio tracks in the MP3 format. SONICblue intends to dispute the plaintiff's claims and vigorously defend itself against the allegations made in Techsearch's complaint. This action was stayed by order of the Court on or about May 1, 2002, pending a reexamination of the patent asserted by Techsearch by the U.S. Patent and Trademark Office.

     On February 14, 2000, Robert C. Price filed a purported class action lawsuit in the Circuit Court of Monroe County, State of Indiana against the Company and Diamond alleging violations of the California Business and Professions Code section 17200 and the California Song-Beverly Act, which covers consumer warranties. The lawsuit alleges that certain of the Company's Rio 300 MP3 player retail boxes, which were discontinued in approximately 1999, are misleading because the boxes indicate that computer software included in the package allows the purchaser to convert audio tracks on CDs to the MP3 audio format, but the software included with the product permitted only 50 conversions. The Company answered the complaint on April 27, 2000, denying plaintiff's allegations. Status conferences were conducted on July 26, 2000, January 10, 2001, and April 17, 2002. Discovery has commenced. No class has been certified, but the briefing on the plaintiff's motion for class certification is expected to be completed by early October 2002, with a hearing on class certification issues to be scheduled thereafter. SONICblue intends to contest the certification of the purported class, dispute the lawsuit's allegations and defend this action vigorously.

     In November 2001, Pac Tec, a division of La France Corporation, filed a civil action against the Company and one of its suppliers, Manufacturers' Services Limited, in the United States District Court for the Eastern District of Pennsylvania, alleging claims against both defendants jointly for breach of contract and promissory estoppel. The plaintiff seeks damages in excess of $2.5 million, plus prejudgment interest and costs of suit. In February 2002, the Company filed a motion to dismiss the complaint, which the plaintiff has opposed. The judge has not set a hearing date for the motion. SONICblue intends to dispute the plaintiff's claims and vigorously defend itself against this action.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

     The Company's exposure to market risk for changes in interest rates relates primarily to its investment portfolio and its convertible subordinated notes. The Company's investment portfolio principally consists of short term fixed income securities. The primary objective of the Company's investment activities is to maintain the safety of principal and preserve liquidity while maximizing yields without significantly increasing risk. This is accomplished by investing in marketable investment grade securities, and by limiting exposure to any one issue or issuer. The Company does not use derivative financial instruments in its investment portfolio and due to the nature of its investments, does not expect its operating results or cash flows to be significantly affected by potential changes in interest rates. At March 31, 2002, the market value of these investments which were classified as cash equivalents, approximated cost.

     In September 1996, the Company completed a private placement of $103.5 million aggregate principal amount of convertible subordinated notes. The notes mature in 2003. Interest is payable semi-annually at 5 3/4% per annum. The notes are convertible at the option of the note holders into the Company's common stock at an initial conversion price of $19.22 per share, subject to adjustment. During 2000, $0.2 million in notes were converted into common stock. Beginning in October 1999, the notes became redeemable at the option of the Company at an initial redemption price of 102% of the principal amount. The market value of the convertible subordinated notes at March 31, 2002 and 2001 was approximately $88.0 million and $117.1 million, respectively.

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

                          PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

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

     Beginning in November 1997, a number of complaints were filed in federal and state courts seeking unspecified damages on behalf of an alleged class of persons who purchased shares of SONICblue's common stock at various times between April 18, 1996, and November 3, 1997. The complaints named as defendants SONICblue, certain of its officers and former officers, certain directors of SONICblue, and Deloitte & Touche, the company's former auditors, and asserted that they violated federal and state securities laws by misrepresenting and failing to disclose certain information about SONICblue's business. In addition, certain stockholders filed derivative actions in the state courts of California and Delaware seeking recovery on behalf of SONICblue, alleging, among other things, breach of fiduciary duties by such individual defendants. The plaintiffs in the derivative action in Delaware took no steps to pursue their case. The derivative cases in California State court were consolidated, and plaintiffs filed a consolidated amended complaint. The court entered a stipulated order in those derivative cases suspending court proceedings and coordinating discovery in them with discovery in the class actions in California State courts. In late 2001, the derivative plaintiffs gave notice terminating that stay, and the parties stipulated that a second amended consolidated complaint might be filed in April 2002. On plaintiffs' motion, the federal court dismissed the federal class actions without prejudice. The class actions in California State court were consolidated, and plaintiffs filed a consolidated amended complaint. SONICblue answered that complaint and discovery proceeded. In January 2001, four of the insurance carriers which issued directors and officers insurance to SONICblue filed suit against all parties named as defendants in the securities litigation, claiming that the carriers have no obligation to provide coverage under the California Insurance Code. In May 2001, the court entered an order staying the insurance action pending resolution of the securities litigation. In February 2002, the California Superior Court for Santa Clara County entered its preliminary approval of an agreement to settle the consolidated state court class action lawsuit. Under the terms of the class action settlement, SONICblue will contribute 2,401,501 shares of SONICblue common stock and Deloitte & Touche will contribute up to $250,000 in full settlement of all claims. In April 2002, the Superior Court granted final approval to that settlement, dismissing the case. In May 2002, the Superior Court also approved the settlement of the related California derivative litigation. The derivative settlement calls for the defendants to contribute to the settlement their respective benefits under certain directors and officers insurance policies in an amount of approximately $4.6 million which, net of attorneys' fees and litigation costs, would be paid to SONICblue. The total net cost of these settlements to SONICblue, net of insurance, is expected to approximate $8.6 million. These charges were recorded in SONICblue's fourth quarter ended December 31, 2001. In addition the Company settled the claim of a purchaser of the Company's common stock in 1996 and 1997, by payment of $100,000 and 300,000 shares of the Company's common stock, the net cost of which was recorded in the quarter ended March 31, 2002.

     SONICblue has also been defending several putative class action lawsuits naming Diamond, which were filed in June and July 1996 and June 1997 in the California Superior Court for Santa Clara County and the U.S. District Court for the Northern District of California. The plaintiffs alleged that Diamond and the other defendants made various material misrepresentations and omissions during the class period. The parties have agreed to settle this matter for a payment of $15.0 million, and final court approval of that settlement was obtained, and the cases dismissed, in April 2002. SONICblue funded $4.5 million of the settlement in November 2000. SONICblue previously accrued this amount in connection with the merger with Diamond. SONICblue believes that Diamond's insurance covers the remaining $10.5 million of the settlement; Diamond's insurers have funded that amount into the settlement, although one of these insurers has commenced arbitration disputing its obligation to pay $3.0 million of the $10.5 million. The contesting insurer maintains that indemnification of its share of the settlement is barred by virtue of a recent California appellate decision. The arbitration tribunal issued an order in April 2002, stating that the California state law claim in the class action was uninsurable, but that factual questions were presented as to the allocation of the settlement amount as between the state law claim and other claims included in the settlement documents. Further proceedings are contemplated before the tribunal, but no schedule has as yet been set.

     In November 2001, four former holders of ReplayTV preferred shares filed a petition for appraisal in the Chancery Court in the State of Delaware asserting their dissenters rights of appraisal and seeking the fair value of their ReplayTV shares in cash in lieu of the SONICblue shares to be issued to them as provided in SONICblue's merger agreement with ReplayTV. In December 2001, ReplayTV filed its response to plaintiffs' petition. In addition, in December 2001, the same four former holders of ReplayTV preferred shares filed a complaint in the Chancery Court in the State of Delaware asserting that ReplayTV and its former directors breached their fiduciary duties in connection with Replay's merger by engaging in self-dealing, failing to make appropriate disclosures to shareholders and failing to maximize the value for them in the merger, resulting in an allocation of an insufficient amount of the merger consideration to the ReplayTV preferred stockholders. The complaint seeks "at least $7,249,990.50" in damages. In its merger agreement with ReplayTV,

SONICblue agreed to indemnify ReplayTV's former directors against this type of lawsuit, among other things. In February 2002, ReplayTV and the former ReplayTV directors filed their answer. SONICblue and ReplayTV intend to dispute the plaintiffs' claims and vigorously defend these actions. The cases are currently in the pretrial discovery stage.

     On June 19, 2000, an individual, Valentin Pepelea, filed a lawsuit against ReplayTV, Inc. in Santa Clara County Superior Court alleging that ReplayTV and its founders misappropriated trade secrets allegedly disclosed by Mr. Pepelea in discussions with the founders in the spring of 1997, and that he had been promised a founder's share in ReplayTV. On January 17, 2001, Mr. Pepelea amended his complaint to seek licensing royalties as a remedy. The parties entered into a written settlement agreement in this matter in March 2002 and Mr. Pepelea has dismissed his complaint.

     In October and November, 2001, a group of 28 entertainment companies including, among others, Paramount Pictures Corporation, Disney Enterprises, Inc. and the three major television networks filed four lawsuits against SONICblue and its ReplayTV, Inc. subsidiary in the U.S. District Court in Los Angeles, California. The lawsuits allege that the Company's planned manufacture and sale of the ReplayTV 4000, which allows users to skip commercials and to use the Internet to send recorded material to other ReplayTV 4000 users, constitutes copyright infringement, among other claims. The plaintiffs in the lawsuits are seeking an injunction prohibiting the Company from including these features in its video products. Although one of the lawsuits originally alleged that the Company's Go-Video VCRs featuring the commercial skipping technology similarly violate the copyright laws, in their amended complaint plaintiffs eliminated these claims in November 2001. The parties have commenced discovery. The District Court preliminarily scheduled a consolidated trial in August 2002 but removed the trial from its calendar in April 2002 and has not set a new trial date. On April 26 2002, a magistrate judge granted the plaintiffs request for an order requiring SONICblue to create software that will collect data about how SONICblue's customers use their ReplayTV 4000 digital video recorders, including information about which television programs they record and view, whether they choose to skip commercials and their use of other features and to deliver this data to the plaintiffs. The order requires SONICblue to implement the software within 60 days of the order. SONICblue has filed a motion with the trial court seeking review of the Magistrate Judge's ruling and a hearing on this issue is scheduled for June 3, 2002. SONICblue intends to dispute the plaintiffs' claims and defend this action vigorously.

     On December 12, 2001, SONICblue filed a complaint for patent infringement against TiVo, Inc. in the United States District Court for the Northern District of California. SONICblue's complaint generally alleges that TiVo is infringing one of its patents by licensing and offering to license its DVR technology and offering its program guide service. In response, TiVo filed an answer and counterclaim against SONICblue that denies infringement of SONICblue's patent and that alleges that the patent is invalid. On January 23, 2002, TiVo filed a separate action in the same court, but assigned to a different judge, that generally alleges that SONICblue is infringing one of TiVo's patents by making, selling, offering to sell its ReplayTV DVRs. SONICblue intends to vigorously defend itself against the allegations made in TiVo's complaint and counterclaim.

     On November 28, 2001, Techsearch, LLC filed a complaint for patent infringement against a number of consumer electronics companies, including SONICblue, in the United States District Court for the Northern District of Illinois. Techsearch's complaint generally alleges that SONICblue is infringing one of its patents by making, selling, and offering to sell its Rio Volt CD players that are capable of playing CDs encoded with audio tracks in the MP3 format. SONICblue intends to dispute the plaintiff's claims and vigorously defend itself against the allegations made in Techsearch's complaint. This action was stayed by order of the Court on or about May 1, 2002, pending a reexamination of the patent asserted by Techsearch by the U.S. Patent and Trademark Office.

     On February 14, 2000, Robert C. Price filed a purported class action lawsuit in the Circuit Court of Monroe County, State of Indiana against the Company and Diamond alleging violations of the California Business and Professions Code section 17200 and the California Song-Beverly Act, which covers consumer warranties. The lawsuit alleges that certain of the Company's Rio 300 MP3 player retail boxes, which were discontinued in approximately 1999, are misleading because the boxes indicate that computer software included in the package allows the purchaser to convert audio tracks on CDs to the MP3 audio format, but the software included with the product permitted only 50 conversions. The Company answered the complaint on April 27, 2000, denying plaintiff's allegations. Status conferences were conducted on July 26, 2000, January 10, 2001, and April 17, 2002. Discovery has commenced. No class has been certified, but the briefing on the plaintiff's motion for class certification is expected to be completed by early October 2002, with a hearing on class certification issues to be scheduled thereafter. SONICblue intends to contest the certification of the purported class, dispute the lawsuit's allegations and defend this action vigorously.

     In November 2001, Pac Tec, a division of La France Corporation, filed a civil action against the Company and one of its suppliers, Manufacturers' Services Limited, in the United States District Court for the Eastern District of Pennsylvania, alleging claims against both defendants jointly for breach of contract and promissory estoppel. The plaintiff seeks damages in excess of $2.5 million, plus prejudgment interest and costs of suit. In February 2002, the Company filed a motion to dismiss the complaint, which the plaintiff has opposed. The judge has not set a hearing date for the motion. SONICblue intends to dispute the plaintiff's claims and vigorously defend itself against this action.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits:

EXHIBIT
NUMBER    NOTES                     DESCRIPTION OF DOCUMENT
-------   -----                     -----------------------
10.1       (1)    Second Amended and Restated Loan and Security Agreement,
                  dated as of August 19, 1998, by and among Congress Financial
                  Corporation (Western), Go-Video, Inc. and California Audio
                  Labs, LLC.
10.2       (2)    Amendment Number Four to Second Amended and Restated Loan
                  and Security Agreement, dated as of May 30, 2000, by and
                  among Congress Financial Corporation (Western), Sensory
                  Science Corporation and California Audio Labs, LLC.
10.3       (3)    Amendment Number Five to Second Amended and Restated Loan
                  and Security Agreement, dated as of June 30, 2000, by and
                  among Congress Financial Corporation (Western), Sensory
                  Science Corporation and California Audio Labs, LLC.
10.4#             Amendment Number Six to Second Amended and Restated Loan and
                  Security Agreement, dated as of March 6, 2002, by and among
                  Congress Financial Corporation (Western), Sensory Science
                  Corporation and California Audio Labs, LLC.
10.5#             Amendment Number Seven to Second Amended and Restated Loan
                  and Security Agreement, dated as of March 25, 2002, by and among Congress Financial Corporation (Western), Sensory
                  Science Corporation and California Audio Labs, LLC.
10.6#             Amendment Number Eight to Second Amended and Restated Loan
                  and Security Agreement, dated as of April 22, 2002, by and among Congress Financial Corporation (Western), Sensory
                  Science Corporation and California Audio Labs, LLC.

---------------

 #  Filed herewith.

(1) Incorporated by reference to Exhibit 10.31 to Go-Video, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.

(2) Incorporated by reference to Exhibit 10.32 to Sensory Science Corporation's Annual Report on Form 10-K for the year ended March 31, 2000.

(3) Incorporated by reference to Exhibit 10.33 to Sensory Science Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

     (b) Reports on Form 8-K:

     On March 22, 2002, SONICblue filed a current report on Form 8-K reporting under Item 5 updating information with respect to certain legal proceedings.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          SONICBLUE INCORPORATED
                                          (Registrant)

                                                   /s/ MARCUS SMITH
                                          --------------------------------------
                                                       Marcus Smith
                                             Vice President and Interim Chief
                                                    Financial Officer
                                               (Duly Authorized Officer and
                                            Principal Financial and Accounting
                                                         Officer)

Date: May 15, 2002

                                 EXHIBIT INDEX

EXHIBIT
NUMBER   NOTES                     DESCRIPTION OF DOCUMENT
-------  -----                     -----------------------
10.1     (1)     Second Amended and Restated Loan and Security Agreement,
                 dated as of August 19, 1998, by and among Congress Financial
                 Corporation (Western), Go-Video, Inc. and California Audio
                 Labs, LLC.
10.2     (2)     Amendment Number Four to Second Amended and Restated Loan
                 and Security Agreement, dated as of May 30, 2000, by and
                 among Congress Financial Corporation (Western), Sensory
                 Science Corporation and California Audio Labs, LLC.
10.3     (3)     Amendment Number Five to Second Amended and Restated Loan
                 and Security Agreement, dated as of June 30, 2000, by and
                 among Congress Financial Corporation (Western), Sensory
                 Science Corporation and California Audio Labs, LLC.
10.4#            Amendment Number Six to Second Amended and Restated Loan and
                 Security Agreement, dated as of March 6, 2002, by and among
                 Congress Financial Corporation (Western), Sensory Science
                 Corporation and California Audio Labs, LLC.
10.5#            Amendment Number Seven to Second Amended and Restated Loan
                 and Security Agreement, dated as of March 25, 2002, by and among Congress Financial Corporation (Western), Sensory
                 Science Corporation and California Audio Labs, LLC.
10.6#            Amendment Number Eight to Second Amended and Restated Loan
                 and Security Agreement, dated as of April 22, 2002, by and among Congress Financial Corporation (Western), Sensory
                 Science Corporation and California Audio Labs, LLC.

---------------

 #  Filed herewith.

(1) Incorporated by reference to Exhibit 10.31 to Go-Video, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.

(2) Incorporated by reference to Exhibit 10.32 to Sensory Science Corporation's Annual Report on Form 10-K for the year ended March 31, 2000.

(3) Incorporated by reference to Exhibit 10.33 to Sensory Science Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.