Form 10-Q
period 2002-06-30
SONICBLUE INC
filed 2002-08-14
CIK 850519

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2002

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 0-21126

SONICblue Incorporated

(Exact name of registrant as specified in its charter)

Delaware	77-0204341
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
2841 Mission College Boulevard Santa Clara, California	95054
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (408) 588-8000

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes     ☑          No ☐

      The number of shares of the Registrant’s Common Stock, $0.0001 par value, outstanding at August 2, 2002 was 97,635,443.

SONICblue INCORPORATED

FORM 10-Q

PART I.     CONDENSED CONSOLIDATED FINANCIAL INFORMATION

Item 1.     Condensed Consolidated Financial Statements

SONICblue INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2002	2001

	(Unaudited)

	(In thousands, except
	per share data)
ASSETS
Current assets:
Cash and other investments	$48,338	$22,081
Investment — UMC	64,757	75,907
Accounts receivable, net	35,416	30,986
Inventories	24,687	20,571
Prepaid expenses and other	8,722	8,003

Total current assets	181,920	157,548
Property and equipment, net	6,248	7,218
Investment — UMC	57,924	86,886
Deferred income taxes	11,894	15,197
Goodwill and intangible assets	122,600	128,426
Other assets	13,878	18,232

Total	$394,464	$413,507

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$35,830	$46,556
Line of credit	16,509	15,826
Accrued liabilities	88,165	116,304
Deferred income taxes	11,894	15,197

Total current liabilities	152,398	193,883
Other liabilities	29,785	22,764
Convertible subordinated notes	144,461	103,300

Total liabilities	326,644	319,947

Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; none outstanding	—	—
Common stock, $0.0001 par value; 175,000,000 shares authorized; 97,635,443 and 93,464,528 shares outstanding at June 30, 2002 and December 31, 2001, respectively	10	9
Additional paid-in capital	610,217	583,922
Unearned stock based compensation	(2,264)	(3,801)
Accumulated other comprehensive gain (loss)	(12,556)	993
Retained earnings (accumulated deficit)	(527,587)	(487,563)

Stockholders’ equity	67,820	93,560

Total	$394,464	$413,507

See accompanying notes to the unaudited condensed consolidated financial statements.

SONICblue INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended

	June 30,	June 30,	June 30,	June 30,
	2002	2001	2002	2001

	(Unaudited)		(Unaudited)

	(In thousands, except per share data)
Net sales	$61,682	$29,508	$126,749	$79,394
Cost of sales	48,747	97,019	101,978	163,674

Gross profit (loss)	12,935	(67,511)	24,771	(84,280)

Operating expenses:
Research and development	4,080	6,446	8,405	17,121
Selling, marketing and administrative	13,970	34,099	29,438	58,985
Restructuring, impairment and in-process R&D	6,884	123,111	13,631	123,111
Amortization of goodwill, intangibles and deferred compensation	3,989	11,164	8,100	22,288

Total operating expenses	28,923	174,820	59,574	221,505

Loss from operations	(15,988)	(242,331)	(34,803)	(305,785)
Gain (loss) on UMC investment	681	(69,919)	5,133	(527,957)
Gain (loss) on other investments	(2,904)	(20,858)	(3,664)	(21,590)
Interest expense	(4,806)	(3,022)	(6,612)	(6,148)
Other income (expense), net	(439)	(1,077)	(78)	(1,064)

Income (loss) before income taxes	(23,456)	(337,207)	(40,024)	(862,544)
Income tax expense (benefit)	—	(24,666)	—	(214,233)

Net income (loss)	$(23,456)	$(312,541)	$(40,024)	$(648,311)

Earnings (loss) per share amounts:
Basic	$(0.24)	$(3.88)	$(0.42)	$(7.50)
Diluted	$(0.24)	$(3.88)	$(0.42)	$(7.50)

Shares used in computing per share amounts:
Basic	96,506	80,503	95,394	86,402
Diluted	96,506	80,503	95,394	86,402

See accompanying notes to the unaudited condensed consolidated financial statements.

SONICblue INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended

	June 30,	June 30,
	2002	2001

	(Unaudited)
	(In thousands)
Operating activities
Net income (loss)	$(40,024)	$(648,311)
Adjustments to reconcile net income (loss) to the net cash used for operating activities:
Deferred income taxes	—	(214,480)
Depreciation	1,469	2,917
Amortization	8,099	22,289
In-process R&D	—	878
Impairment of long-lived assets	72	109,067
(Gain) loss on UMC investment	(5,132)	520,368
Loss on other investments	3,664	20,972
Interest expense accretion	1,618	—
Changes in assets and liabilities:
Accounts receivable	(6,266)	22,063
Inventories	(4,116)	19,167
Prepaid expenses and other assets	(575)	(2,295)
Accounts payable	(8,386)	(10,124)
Accrued liabilities and other liabilities	(14,650)	52,355

Net cash used for operating activities	(64,227)	(105,134)

Investing activities
Property and equipment purchases	(570)	(294)
Sales and maturities of short-term investments	38,877	125,547
Acquisitions, net of cash acquired	—	(27,600)
Equity investment in technology companies	(700)	—
Other	(600)	(4,234)

Net cash from (used for) investing activities	37,007	93,419

Financing activities
Sale of common stock	1,127	3,411
Net borrowing (repayments) of notes payable	683	(19,866)
Proceeds from convertible debt, net	58,470	—

Net cash provided by (used for) financing activities	60,280	(16,455)

Effect of exchange rate changes	27	(18)

Net increase (decrease) in cash and cash equivalents	33,087	(28,188)
Cash and cash equivalents at beginning of period	15,251	36,582

Cash and cash equivalents at end of period	$48,338	$8,394

See accompanying notes to the unaudited condensed consolidated financial statements.

SONICblue INCORPORATED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.     Basis of Presentation

      The condensed consolidated financial statements have been prepared by SONICblue Incorporated, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and include the accounts of SONICblue Incorporated and its wholly owned subsidiaries (“SONICblue” or collectively the “Company”). All significant inter-company balances and transactions have been eliminated. Investments in entities in which the Company does not have control, but has the ability to exercise significant influence over operating and financial policies, are accounted for by the equity method. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such principles and the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, the financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position at June 30, 2002 and December 31, 2001, and the operating results and cash flows for the six months ended June 30, 2002 and 2001. These financial statements and notes should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended December 31, 2001, included in the Company’s Form 10-K filed with the Securities and Exchange Commission.

      The results of operations for the three and six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the future periods or the year ending December 31, 2002. Certain reclassifications of 2001 amounts were made in order to conform to the 2002 presentation.

      This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. In particular, the Management’s Discussion and Analysis section of this Quarterly Report on Form 10-Q regarding revenue growth, gross margin trends, amortization of intangible assets and cost trends contain forward-looking statements and are qualified by the risks detailed in “Factors That May Affect Our Results” and other risks detailed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, and other reports filed by SONICblue with the Securities and Exchange Commission from time to time. Actual results could differ materially from those discussed in this Quarterly Report on Form 10-Q as a result of the risks described above as well as other risks set forth in SONICblue’s periodic reports both previously and hereafter filed with the Securities and Exchange Commission.

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

      The purchase price of $21.7 million includes $7.2 million of stock issued at fair value (fair value being determined as the average price of SONICblue common stock at the date the exchange ratio was fixed per the merger agreement), $0.3 million of stock option costs, cash paid to Sensory Science of $9.8 million and $4.4 million in estimated expenses of the transaction. The purchase price was allocated as follows: $(3.1) million to the estimated fair value of the Sensory Science net tangible assets purchased, $0.9 million to purchased in-process research and development, $0.9 million to purchased existing technology, $1.2 million to trade names, $1.1 million to workforce-in-place, $5.0 million to distribution channel relationships and

SONICblue INCORPORATED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$15.7 million to goodwill. Goodwill is recorded as a result of consideration paid in excess of the fair value of net tangible and intangible assets acquired, principally due to estimated synergies of the acquisition. Identified acquisition related intangible assets are amortized on a straight-line basis, generally over a five-year period. In accordance with SFAS 142, goodwill amortization ceased effective January 1, 2002. The allocation of the purchase price to intangibles was based upon management’s estimates.

Purchase of ReplayTV, Inc.

      On August 1, 2001, SONICblue completed the acquisition of ReplayTV, Inc., a developer of personal television technology. The acquisition was accounted for as a purchase. At closing, SONICblue issued 10.4 million shares of common stock and an aggregate of 5.1 million options and warrants to purchase shares of SONICblue common stock in exchange for all of ReplayTV’s outstanding equity, and ReplayTV became a wholly owned subsidiary of SONICblue. In connection with the acquisition of ReplayTV, SONICblue had made loans to ReplayTV in the amount of $20.0 million, which became part of the purchase price.

      The purchase price of $50.1 million includes $26.5 million of stock, $2.8 million of stock option costs, cash paid to ReplayTV of $20.0 million and $0.8 million in estimated expenses of the transaction. The purchase price was allocated as follows: $(43.8) million to the estimated fair value of the ReplayTV net tangible assets purchased, $4.2 million to purchased in-process research and development, $17.5 million to purchased existing and core technology, $19.5 million to non-compete agreements, $4.8 million to deferred compensation and $47.9 million to goodwill. Goodwill is recorded as a result of consideration paid in excess of the fair value of net tangible and intangible assets acquired, principally due to estimated synergies of the acquisition and the value of the workforce acquired. Goodwill will not be amortized, but will be reviewed periodically for potential impairment, in accordance with SFAS 142. The identified acquisition related intangible assets are amortized on a straight-line basis, generally over a five-year period. The allocation of the purchase price to intangibles was based upon a third party appraisal. The purchase price and the related allocation are subject to further refinement and change over the next twelve-month period following the acquisition. Certain elements of the purchase price allocation are still open to valuation, such as facilities costs and payables.

3.     Significant Accounting Policies

Revenue Recognition

      Revenue for product sales to customers where (a) persuasive evidence that an arrangement exists, (b) delivery has occurred or services have been rendered, (c) our price to the buyer is fixed or determinable, and (d) collectibility is reasonably assured is recognized upon product shipment. Revenue for product sales to customers where one of these criteria are not initially met is deferred until such criteria have been met. SONICblue recognizes revenue on all Rio brand players and Diamond brand modems sold through distributor channels on a sell-through basis deferring all revenue until product is sold to the final customer. Revenue from our ReplayTV branded products is recognized ratably over the estimated service period.

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

SONICblue INCORPORATED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      Inventories consisted of:

	June 30,	December 31,
	2002	2001

	(In thousands)
Raw materials	$1,945	$2,819
Work in process	2,417	1,188
Finished goods	20,325	16,564

Total	$24,687	$20,571

4.     Investments

Investment in UMC

      In 1995, SONICblue entered into a joint foundry venture with United Microelectronics Corporation, or UMC, to build United Semiconductor Corporation, or USC, a semiconductor manufacturing facility in Taiwan, R.O.C. In January 2000, USC merged with UMC and, as a result of the merger SONICblue received 252 million UMC shares in exchange for 252 million USC shares. The Company also received stock dividends of approximately 50 and 32 million shares of UMC stock, in April 2000 and August 2001, respectively. The Company sold 191 million shares of UMC stock in 2001 and 23 million shares in the first six months of 2002 on the Taiwan Stock Exchange. Under the terms of the USC merger with UMC, a portion of the original number of UMC shares received by SONICblue are subject to restrictions on their sale that lapse over a three-year period from the date of the merger. At June 30, 2002, approximately 50 million shares were subject to restrictions on sale that will lapse in one year or more and are recorded at adjusted cost as a long-term investment. The unrestricted shares and shares where the restrictions will lapse in one year or less are recorded as a current asset and are marked-to-market value through other comprehensive income as required by SFAS 115.

      At December 31, 2000, the market value of the investment in UMC had declined to an amount significantly below its original cost basis. It was determined at that point that this decline was related to the downturn in the semiconductor industry as a whole and was temporary in nature due to the historically cyclical nature of the industry. During the first half of 2001, the Company concluded that the downturn in the semiconductor industry and the economy in general appeared to be more severe than previously anticipated and that there was a great deal of uncertainty regarding when the semiconductor industry would recover from this down cycle. At that time SONICblue concluded that the decline in value of UMC was other than temporary and it reported an unrealized loss on the UMC investment of $468 million based on the market value at June 20, 2001. For the six months ended June 30, 2002, the Company realized a gain of $5.1 million related to it’s sale of 23 million UMC shares.

      As of June 30, 2002, SONICblue’s 105 million short and long-term UMC shares were worth approximately $126 million, based on the closing price of UMC shares on the Taiwan Stock Exchange and the prevailing U.S. dollar to New Taiwan Dollar exchange rate on that date. The Company’s available-for-sale

SONICblue INCORPORATED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

portion of the investment is marked-to-market through other comprehensive income as required by SFAS 115 for changes in market value. If any future decline is considered to be other than temporary, the decrease in value of both the available-for-sale and long-term portions of the Company’s UMC investment will be recorded as expense in the statement of operations.

      During the first six months of 2002 SONICblue sold all of its UMC derivative instruments and recorded the gain of $0.4 million on the income statement in gain (loss) on other investments for the six months ended June 30, 2002.

Interest in Real Estate Partnership

      In 1995, the Company entered into a limited partnership arrangement (the “partnership”) with a developer to obtain a ground lease and develop and operate the Company’s current Santa Clara facilities. The Company invested $2.1 million for a 50% limited partnership interest. On June 29, 1999, the Company entered into an agreement to assign to the general partner the Company’s entire interest in the partnership for $7.8 million. The gain on the assignment of the Company’s partnership interest is being recognized over the term of the facilities lease, which expires in 2008.

Investment in RioPort, Inc.

      In October 1999, SONICblue caused RioPort, Inc. (formerly RioPort.com, Inc.), which was a wholly owned subsidiary of SONICblue, to sell shares of its preferred stock to third party investors. RioPort is developing an integrated platform for acquiring, managing and experiencing music and spoken audio programming from the Internet. As a result, SONICblue retains a minority investment in RioPort and accounts for its investment using the equity method. In addition, in November 1999, SONICblue received $10.9 million for the sale to RioPort of OneStep, LLC, a software development company. In June 2000, RioPort sold additional preferred stock to third party investors. As part of this financing, the Company invested an additional $10.7 million in RioPort, maintaining its percentage ownership of RioPort. In the fourth quarter of 2000, RioPort sold additional preferred stock to third party investors. In the first half 2002 the Company provided $1 million of bridge financing to RioPort along with two other investors for a total bridge loan of $3 million. As of June 30, 2002, the Company held approximately 32% of RioPort’s outstanding stock and director’s and officer’s of the Company held approximately 1% of RioPort’s outstanding stock. The Company recorded its equity in the loss of RioPort of $2.1 million and $0.1 million for the six months ended June 30, 2002 and 2001, respectively. As of June 30, 2002, the Company was a contingent guarantor of RioPort’s $2 million bank line of credit. As of June 30, 2002 the bank balance was $0.4 million and is included in SONICblue’s cumulative reported losses related to RioPort.

Investment in S3-VIA, Inc.

      In November 1999, the Company established a 50.1% majority-owned corporate joint venture with VIA to bring high-performance integrated graphics and core logic chip sets to the volume OEM desktop and notebook PC markets. S3-VIA has exclusive access to both companies’ technology and distribution rights for developed products between SONICblue and VIA. The Company consolidated the accounts of S3-VIA in its consolidated financial statements through the third quarter of 2001. VIA, acting as S3-VIA’s exclusive distributor, orders product from S3-VIA upon VIA’s receipt of a third-party order. Revenue is recognized by S3-VIA upon shipment to VIA. Net sales by S3-VIA to VIA and receivables and payables between S3-VIA and VIA are classified as related party revenues, receivables and payables in the Company’s consolidated financial statements. In the fourth quarter of 2001, the Company terminated its participation in the management of S3-VIA. As a result, the Company wrote off the net assets of the joint venture, which resulted in an unrecognized gain of $0.7 million. Since the actual process of withdrawing from the venture will continue

SONICblue INCORPORATED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and ultimately be a part of other negotiations that are on-going with VIA, the Company has deferred recognition of any gain until a comprehensive settlement of all outstanding issues is reached with VIA.

5.     Intangible Assets

      Intangible assets subject to amortization at December 31, 2001 totaled $56.5 million, which we expect will be amortized as follows: $13.6 million for the year 2002, $12.9 million for the year 2003, $12.1 million for the year 2004, $10.4 million for the year 2005 and $6.1 million for the year 2006.

      We had goodwill of $75.3 million at June 30, 2002. Consistent with the implementation of SFAS 142, we ceased to amortize goodwill beginning January 1, 2002. In accordance with SFAS 142, we assess goodwill for impairment on at least an annual basis and will record any impairment charge in the period of the assessment. We adopted SFAS 142 on January 1, 2002. During the second quarter of 2002, we performed the first of the required impairment tests of goodwill as of January 1, 2002, and determined that no impairment had occurred.

      In accordance with SFAS 142, companies are required in the year of adoption to exclude the impact of SFAS 142 from comparable interim periods until pre-adoption periods are no longer presented. The following table adjusts the Company’s net loss to exclude the effects of goodwill and assembled workforce amortization during the period ended June 30, 2001:

	Three Months Ended
	June 30,

	2002	2001

	(In thousands)
Reported net loss	$(23,456)	$(312,541)
Plus FAS 142 adjustments:
Goodwill amortization	—	9,317
Assembled workforce amortization	—	187

Adjusted net loss	$(23,456)	$(303,037)

Adjusted net loss per share	$(0.24)	$(3.76)

6.     Line of Credit

      Sensory Science Corporation has loans under a line of credit with a financial institution, which has a maturity date of March 25, 2003. The maximum line of credit is $25.0 million with a borrowing limit of $22.5 million, limited by a borrowing base determined by specific inventory and receivable balances of Sensory Science and an availability block of $5.0 million. The line of credit is collateralized by assets of Sensory Science and by a guarantee of SONICblue. Interest is charged at prime plus 1.0%. Borrowings were $16.5 million under this facility at June 30, 2002. In addition, SONICblue is required to either hold unencumbered shares of UMC stock with a market value of at least $40.0 million or deliver to the lender an irrevocable standby letter of credit with a face amount of at least $10.0 million.

7.     Earnings (Loss) Per Share

      Basic earnings (loss) per share (“EPS”) are computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that would occur from any instrument or options, which could result in additional common shares being issued. When computing earnings (loss) per share, the Company includes only potential common shares that are dilutive. Exercise of options and conversion of convertible debt in the three months

SONICblue INCORPORATED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and six months ended June 30, 2002 and 2001 are not assumed because the result would have been anti-dilutive.

8.     Comprehensive Income (Loss)

      The Company’s available-for-sale securities and foreign currency translation adjustments are included in other comprehensive income (loss).

      The following are the components of accumulated other comprehensive income (loss), net of tax:

	June 30,	December 31,
	2002	2001

	(In thousands)
Unrealized gain (loss) on investments	$(4,186)	$9,390
Foreign currency translation adjustments	(8,370)	(8,397)

Accumulated other comprehensive income (loss)	$(12,556)	$993

      The following schedule of other comprehensive income (loss) shows the gross current-period income (loss):

	Six Months Ended
	June 30,

	2002	2001

	(In thousands)
Net unrealized gain (loss) on investments	$(13,576)	$191,197
Foreign currency translation adjustments	27	(17)

Other comprehensive income (loss)	$(13,549)	$191,180

9.     Contingencies

      The Internet, digital media, entertainment and consumer electronics industries are characterized by frequent litigation, including litigation regarding patent and other intellectual property rights. SONICblue is party to various legal proceedings that arise in the ordinary course of business. While the Company currently believes that the ultimate outcome of these proceedings, individually and in the aggregate, will not have a material adverse effect on the Company’s financial position or overall trends in results of operations, litigation is subject to inherent uncertainties. There can be no assurance that an adverse result or settlement with regard to these lawsuits would not have a material adverse effect on SONICblue’s financial condition or results of operations.

      Beginning in November 1997, a number of complaints were filed in federal and state courts seeking unspecified damages on behalf of an alleged class of persons who purchased shares of SONICblue’s common stock at various times between April 18, 1996, and November 3, 1997. The complaints named as defendants SONICblue, certain of its officers and former officers, certain directors of SONICblue, and Deloitte & Touche, the company’s former auditors, and asserted that they violated federal and state securities laws by misrepresenting and failing to disclose certain information about SONICblue’s business. In addition, certain stockholders filed derivative actions in the state courts of California and Delaware seeking recovery on behalf of SONICblue, alleging, among other things, breach of fiduciary duties by such individual defendants. The plaintiffs in the derivative action in Delaware took no steps to pursue their case. The derivative cases in California State court were consolidated, and plaintiffs filed a consolidated amended complaint. The court entered a stipulated order in those derivative cases suspending court proceedings and coordinating discovery in them with discovery in the class actions in California State courts. In late 2001, the derivative plaintiffs gave

SONICblue INCORPORATED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

notice terminating that stay, and the parties stipulated that a second amended consolidated complaint might be filed in April 2002. On plaintiffs’ motion, the federal court dismissed the federal class actions without prejudice. The class actions in California State court were consolidated, and plaintiffs filed a consolidated amended complaint. SONICblue answered that complaint and discovery proceeded. In January 2001, four of the insurance carriers which issued directors and officers insurance to SONICblue filed suit against all parties named as defendants in the securities litigation, claiming that the carriers have no obligation to provide coverage under the California Insurance Code. In May 2001, the court entered an order staying the insurance action pending resolution of the securities litigation. In February 2002, the California Superior Court for Santa Clara County entered its preliminary approval of an agreement to settle the consolidated state court class action lawsuit. Under the terms of the class action settlement, SONICblue will contribute 2,401,501 shares of SONICblue common stock and Deloitte & Touche will contribute up to $250,000 in full settlement of all claims. In April 2002, the Superior Court granted final approval to that settlement, dismissing the case. In May 2002, the Superior Court also approved the settlement of the related California derivative litigation. The derivative settlement calls for the defendants to contribute to the settlement their respective benefits under certain directors and officers insurance policies in an amount of approximately $4.6 million which, net of attorneys’ fees and litigation costs, would be paid to SONICblue, which payments have been made. The total net cost of these settlements to SONICblue, net of insurance, is expected to approximate $8.6 million. These charges were recorded in SONICblue’s fourth quarter ended December 31, 2001. In addition the Company settled the claim of a purchaser of the Company’s common stock in 1996 and 1997, by payment of $100,000 and 300,000 shares of the Company’s common stock, the net cost of which was recorded in the quarter ended March 31, 2002. The judgments in the class action and the derivative litigation are both final, and the insurance litigation has been dismissed.

      SONICblue has also been defending several putative class action lawsuits naming Diamond, which were filed in June and July 1996 and June 1997 in the California Superior Court for Santa Clara County and the U.S. District Court for the Northern District of California. The plaintiffs alleged that Diamond and the other defendants made various material misrepresentations and omissions during the class period. The parties have agreed to settle this matter for a payment of $15.0 million, and final court approval of that settlement was obtained, and the cases dismissed, in April 2002. SONICblue funded $4.5 million of the settlement in November 2000. SONICblue previously accrued this amount in connection with the merger with Diamond. SONICblue believes that Diamond’s insurance covers the remaining $10.5 million of the settlement; Diamond’s insurers have funded that amount into the settlement, although one of these insurers has commenced arbitration disputing its obligation to pay $3.0 million of the $10.5 million. The contesting insurer maintains that indemnification of its share of the settlement is barred by virtue of a recent California appellate decision. The arbitration tribunal issued an order in April 2002, stating that the California state law claim in the class action was uninsurable, but that factual questions were presented as to the allocation of the settlement amount as between the state law claim and other claims included in the settlement documents. Further proceedings are contemplated before the tribunal, but no schedule has as yet been set.

      On February 14, 2000, Robert C. Price filed a purported class action lawsuit in the Circuit Court of Monroe County, State of Indiana against the Company and Diamond alleging violations of the California Business and Professions Code section 17200 and the California Song-Beverly Act, which covers consumer warranties. The lawsuit alleges that certain of the Company’s Rio 300 MP3 player retail boxes, which were discontinued in approximately 1999, are misleading because the boxes indicate that computer software included in the package allows the purchaser to convert audio tracks on CDs to the MP3 audio format, but the software included with the product permitted only 50 conversions. The Company answered the complaint on April 27, 2000, denying plaintiff’s allegations. Status conferences were conducted on July 26, 2000, January 10, 2001, and April 17, 2002. Discovery has commenced. No class has been certified, but the briefing on the plaintiff’s motion for class certification is expected to be completed by Fall 2002, with a hearing on class

SONICblue INCORPORATED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

certification issues to be scheduled thereafter. SONICblue intends to contest the certification of the purported class, dispute the lawsuit’s allegations and defend this action vigorously.

      In October and November, 2001, a group of 28 entertainment companies including, among others, Paramount Pictures Corporation, Disney Enterprises, Inc. and the three major television networks filed four lawsuits against SONICblue and its ReplayTV, Inc. subsidiary in the U.S. District Court in Los Angeles, California. The lawsuits allege that the Company’s planned manufacture and sale of the ReplayTV 4000, which allows users to skip commercials and to use the Internet to send recorded material to other ReplayTV 4000 users, constitutes copyright infringement, among other claims. The plaintiffs in the lawsuits are seeking an injunction prohibiting the Company from including these features in its video products. Although one of the lawsuits originally alleged that the Company’s Go-Video VCRs featuring the commercial skipping technology similarly violate the copyright laws, in their amended complaint plaintiffs eliminated these claims in November 2001. The parties have commenced discovery. The District Court preliminarily scheduled a consolidated trial in August 2002 but removed the trial from its calendar in April 2002 and has not set a new trial date. SONICblue intends to dispute the plaintiffs’ claims and defend this action vigorously.

      In June, 2002, a group of five individual ReplayTV 4000 owners filed a lawsuit in the United States District Court in Los Angeles against the 28 entertainment companies described above, seeking a declaration that their use of the ReplayTV 4000 device is fair use and does not infringe copyrights. Those individuals named SONICblue and its ReplayTV, Inc. subsidiary as nominal defendants, although those individuals’ interests are substantially aligned with the Company’s position. This complaint does not demand any affirmative relief against the Company, but purports to reserve the right to amend to seek an injunction to prohibit the Company from discontinuing support for features that were advertised or served as inducements for consumers’ purchases, absent restitution to such consumers.

      In November 2001, Pac Tec, a division of La France Corporation, filed a civil action against the Company and one of its suppliers, Manufacturers’ Services Limited, in the United States District Court for the Eastern District of Pennsylvania, alleging claims against both defendants jointly for breach of contract and promissory estoppel. The plaintiff seeks damages in excess of $2.5 million, plus prejudgment interest and costs of suit. In February 2002, the Company filed a motion to dismiss the complaint, which the plaintiff has opposed. The judge has not set a hearing date for the motion. SONICblue intends to dispute the plaintiff’s claims and vigorously defend itself against this action.

      In November 2001, four former holders of ReplayTV preferred shares filed a petition for appraisal in the Chancery Court in the State of Delaware asserting their dissenters rights of appraisal and seeking the fair value of their ReplayTV shares in cash in lieu of the SONICblue shares to be issued to them as provided in SONICblue’s merger agreement with ReplayTV. In December 2001, ReplayTV filed its response to plaintiffs’ petition. In addition, in December 2001, the same four former holders of ReplayTV preferred shares filed a complaint in the Chancery Court in the State of Delaware asserting that ReplayTV and its former directors breached their fiduciary duties in connection with Replay TV’s merger by engaging in self-dealing, failing to make appropriate disclosures to shareholders and failing to maximize the value for them in the merger, resulting in an allocation of an insufficient amount of the merger consideration to the ReplayTV preferred stockholders. The complaint seeks “at least $7,249,990.50” in damages. In its merger agreement with ReplayTV, SONICblue agreed to indemnify ReplayTV’s former directors against this type of lawsuit, among other things. In February 2002, ReplayTV and the former ReplayTV directors filed their answer. SONICblue and ReplayTV intend to dispute the plaintiffs’ claims and vigorously defend these actions. The cases are currently in the pretrial discovery stage.

      On November 28, 2001, Techsearch, LLC filed a complaint for patent infringement against a number of consumer electronics companies, including SONICblue, in the United States District Court for the Northern District of Illinois. Techsearch’s complaint generally alleges that SONICblue is infringing one of its patents by

SONICblue INCORPORATED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

making, selling, and offering to sell its Rio Volt CD players that are capable of playing CDs encoded with audio tracks in the MP3 format. SONICblue intends to dispute the plaintiff’s claims and vigorously defend itself against the allegations made in Techsearch’s complaint. This action was stayed by order of the Court on or about May 1, 2002, pending a reexamination of the patent asserted by Techsearch by the U.S. Patent and Trademark Office.

      On December 12, 2001, SONICblue filed a complaint for patent infringement against TiVo, Inc. in the United States District Court for the Northern District of California. SONICblue’s complaint generally alleges that TiVo is infringing one of its patents by licensing and offering to license its DVR technology and offering its program guide service. In response, TiVo filed an answer and counterclaim against SONICblue that denies infringement of SONICblue’s patent and that alleges that the patent is invalid. On January 23, 2002, TiVo filed a separate action in the same court, but assigned to a different judge, that generally alleges that SONICblue is infringing one of TiVo’s patents by making, selling and offering to sell its ReplayTV DVRs. The parties have agreed to suspend further proceedings in the two cases through Fall 2002 to facilitate settlement discussions between them. If the cases do not settle, SONICblue intends to vigorously defend itself against the allegations made in TiVo’s complaint and counterclaim.

      On October 17, 2001, Skyline Capital Associates, LLC filed a lawsuit in the San Mateo County Superior Court alleging that SONICblue breached an agreement for tax consulting services and seeking payment of $3.2 million for consulting fees and interest. In November 2001, SONICblue filed a counter claim against Skyline for $750,000. In March 2002, SONICblue, Skyline and Skyline’s principal entered into a settlement agreement pursuant to which the parties would resolve their dispute for $2.4 million. In June 2002, after SONICblue had paid approximately $2.3 million under the settlement agreement, a dispute over the settlement arose. As of the date of this report, Skyline has not responded to SONICblue’s attempts to engage Skyline in discussion regarding a final resolution of this matter.

      The investment agreement between SONICblue, VIA and S3 Graphics provides that under certain circumstances, SONICblue may be required to pay VIA significant liquidated damages if, unless as a result of certain acts or omissions on the part of either VIA or S3 Graphics, S3 Graphics is prevented by court order from utilizing SONICblue’s patent cross-license with Intel Corporation or if SONICblue enters into a settlement agreement with Intel such that S3 Graphics can no longer operate under the patent cross-license. In September 2001, Intel filed a patent infringement lawsuit against S3 Graphics and VIA. SONICblue is not a party to the lawsuit. The lawsuit is in early stages. Any liquidated damages that SONICblue might be required to pay to VIA under the investment agreement may under certain circumstances be reduced by amounts paid by SONICblue to Intel in connection with any lawsuit and amounts owed to SONICblue by either VIA or S3 Graphics.

      While we currently believe that the ultimate outcome of these proceedings will not have a material adverse effect on the Company’s financial position or overall trends in results of operations, litigation is subject to inherent uncertainties. An adverse result or settlement with regard to these proceedings could have a material adverse effect on SONICblue’s financial condition or results of operations.

10.     New Accounting Pronouncements

      On July 30, 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities (SFAS No. 146). The standard replaces EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” and requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a

SONICblue INCORPORATED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS 146 is effective prospectively to exit or disposal activities initiated after December 31, 2002.

      In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. The provisions of SFAS 144 were effective January 1, 2002. The adoption of SFAS 144 did not have an impact on the Company’s consolidated financial position and results of operations.

11.     Restructuring Expense and Impairment Charge

      In April 2001, the Company adopted a restructuring plan relating to the change in its business strategy to address changes in the market due to technology changes, customer demands, and methods of distribution to reflect its long-term strategy and focus. Specific actions taken in 2001 included reducing the Company’s workforce worldwide by approximately 200 employees, consolidating facilities, discontinuing unprofitable products and closing offices in unprofitable locations. Restructuring expenses of $130 million in 2001 related to the restructuring plan primarily included the write-off of goodwill and other intangibles ($110 million), facilities closure expenses ($9 million), personnel severance compensation and related expenses ($6 million) and contract termination and other costs ($5 million). As part of the restructuring, the Company also wrote off $60 million of inventory, through cost of sales in 2001.

      Due to the circumstances created by the significant downturns in the digital media markets, the Company recorded an impairment charge against the goodwill and intangibles associated with its acquisitions of Diamond Multimedia, RioPort, and Empeg Limited. These downturns negatively affected the forecasted revenues and cash flows from the Diamond and Empeg Limited businesses acquired in 1999 and 2000, respectively. In accordance with the Company’s policy, undiscounted cash flows indicated that the assets were impaired. The Company calculated the impairment charge by comparing the expected discounted future cash flows to the carrying amount of the related intangible assets.

      In the first six months of 2002, the Company continued the restructuring efforts described above. Specific actions taken included a further reduction of the Company’s workforce worldwide by approximately 50 employees and consolidation of facilities. Restructuring expenses of $13.6 million in the first half of 2002 related to the restructuring plan included personnel severance compensation and related expenses ($1.8 million), and facilities related expenses and other costs ($11.8 million).

      The related accrued restructuring charges activity was as follows:

	Severance	Redundant
	Compensation and	Facilities	Contract and
	Related Expenses	Related Costs	Other Costs	Total

	(In thousands)
Balance at December 31, 2001	$2,643	$6,563	$1,387	$10,593
Restructuring Charges	1,800	12,263	(432)	13,631
Cash Payments	(1,769)	(1,575)	(396)	(3,740)
Non-Cash Charges	—	—	—	—

Balance at June 30, 2002	$2,674	$17,251	$559	$20,484

12.     Senior Subordinated Convertible Debt

      In April 2002, we completed a private placement of $75.0 million in aggregate principal amount of our 7 3/4% secured senior subordinated convertible debentures due 2005 to three institutional investors. We also

SONICblue INCORPORATED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

issued warrants to purchase up to 7,500,000 shares of our common stock in the transaction to the investors, and a warrant to purchase 293,805 shares of our common stock to the placement agent for the transaction. The private placement resulted in gross proceeds to us, prior to the exercise of the warrants, of approximately $62.3 million. The sale of the debentures and the warrants closed on April 22, 2002. The debentures are convertible into SONICblue common stock at a conversion price of $19.22 per share subject to standard anti-dilution adjustments. The warrants are fully vested and exercisable at any time until April 22, 2007 at an exercise price of $3.39 per share subject to standard anti-dilution adjustments. Our repayment obligation on the debentures is secured by a pledge of 21,426,586 shares of UMC stock. The institutional investors also have an option to purchase these UMC shares from us. The value of these equity instruments and the discount on the face value of the debt have been recorded as an offset to the $75 million face value of the debt on the balance sheet at June 30, 2002. These items are amortized to interest expense under the effective interest method over the term of the debentures. Under the terms of the debentures we may pay up to 50% of the interest payments on the debentures in shares of our common stock.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

      When used in this discussion, the words “expects,” “anticipates,” “believes,” “estimates” and similar expressions are intended to identify forward-looking statements. These statements, which include statements as to the Company’s sources of revenues, development of technology and products, product mix, the percentage of net sales represented by any particular new or current product, customer concentration, trends in average selling prices, seasonality and trends in shipment levels, the percentage of export sales, interest charges and fees associated with the Company’s outstanding debt and bank financing, income tax benefits, the use of the proceeds from the Company’s private financing of its secured senior subordinated convertible debentures, trends in net loss, net income, gross margins and cash flow, expected cash requirements, expected expense levels and plans to reduce expenses and focus on core technology and products, the availability and cost of products from the Company’s suppliers, ability to compete, investments in research and development, capital expenditures, capital requirements and adequacy of capital resources, expected stock dividends from our UMC stock, plans regarding future financing alternatives, the impact and timing of the Company’s current and future litigation, the Company’s strategy with regard to protecting its proprietary technology and the Company’s ability to forecast demand for its products, are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, those risks discussed below, as well as risks relating to SONICblue’s ability to develop and timely introduce and ship in volume products that address market demands, manufacturing difficulties, the cost and availability of component products, the Company’s ability to negotiate with vendors for lower prices, decreases in average selling prices, timing and volume of shipments of new products, SONICblue’s ability to work with strategic partners and OEMs, the ability of the Company to obtain and retain customers, the impact of alternative technological advances and competitive products, the value of the Company’s shares of UMC common stock and declines in the semiconductor industry, market fluctuations, developments in and expenses relating to litigation, SONICblue’s ability to complete business transactions and integrate acquired businesses in a timely manner, the costs of integrating acquired businesses and technologies, and the matters discussed in “Factors That May Affect Our Results.” These forward-looking statements speak only as of the date hereof. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company’s expectations with regard thereto or any change in events, conditions or circumstances on which any statement is based.

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

Acquisitions and Divestitures

      On August 1, 2001, SONICblue completed the acquisition of ReplayTV, Inc., a developer of personal television technology. The acquisition was accounted for as a purchase. At closing, SONICblue issued 10.4 million shares of common stock and assumed an aggregate of 5.1 million options and warrants to purchase shares of SONICblue common stock in exchange for all of ReplayTV’s outstanding equity, and ReplayTV became a wholly owned subsidiary of SONICblue. Prior to closing the acquisition, SONICblue made loans to ReplayTV in the amount of $20.0 million, which became part of the purchase price.

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

      In March 2001, SONICblue completed the sale to ATI Technologies, Inc. (“ATI”) of its professional graphics division, based in Starnberg, Germany, which produced the Fire GL line of graphics accelerators. Under the terms of an Asset Purchase Agreement, SONICblue has received $7.9 million in cash through June 30, 2002, and is eligible to receive further financial consideration of up to $2.1 million contingent upon the Fire GL graphics business, as operated by ATI, achieving future performance targets.

      In January 2001, SONICblue completed the transfer of its graphics chips net assets, other than its shares of common stock of S3-VIA, Inc. (“S3-VIA”), to S3 Graphics Co., Ltd. (“S3 Graphics”), a joint venture between VIA Technologies, Inc. (“VIA”) and a wholly owned subsidiary of SONICblue. The joint venture manufactures and distributes semiconductor products and conducts related research and development activities. Pursuant to the joint venture agreement with VIA, SONICblue received 13 million shares of SONICblue common stock in return for a reduction of its economic interest in the future operations of the joint venture to 0.1%. Under the joint venture agreement, SONICblue will also receive earn-out payments if the venture meets specified profitability goals.

      In November 2000, SONICblue acquired United Kingdom digital audio equipment manufacturer Empeg Limited, known as empeg, at an initial purchase price of $1.9 million. This acquisition was accounted for as a purchase. In November 2001, a purchase price adjustment of $1.1 million was recorded resulting in a total purchase price of $3.0 million.

      In August 2000, SONICblue shut down its Diamond Multimedia-branded graphics add-in board business. The shutdown did not extend to SONICblue’s professional graphics division, headquartered in Germany, which continued to develop and market its line of Fire GL graphics accelerators until, as discussed above, SONICblue sold its professional graphics division to ATI Technologies.

Results of Operations

      The following table sets forth certain financial data for the periods indicated as a percentage of net sales:

	Three Months Ended		Six Months Ended

	June 30,	June 30,	June 30,	June 30,
	2002	2001	2002	2001

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	79.0	328.8	80.5	206.2

Gross profit (loss)	21.0	(228.8)	19.5	(106.2)
Operating expenses:
Research and development	6.6	21.8	6.6	21.6
Selling, marketing and administrative	22.6	115.6	23.2	74.3
Restructuring, impairment and in-process R&D	11.2	417.2	10.8	155.0
Amortization of goodwill, intangibles and deferred compensation	6.5	37.8	6.4	28.1

Total operating expenses	46.9	592.4	47.0	279.0

Loss from operations	(25.9)	(821.2)	(27.5)	(385.2)
Gain (loss) on UMC investment	1.1	(236.9)	4.1	(665.0)
Gain (loss) on other investments	(4.7)	(70.7)	(2.9)	(27.2)
Interest expense	(7.8)	(10.3)	(5.2)	(7.7)
Other income (expense), net	(0.7)	(3.7)	(0.1)	(1.3)

Income (loss) before income taxes	(38.0)	(1,142.8)	(31.6)	(1,086.4)
Income tax expense (benefit)	0.0	(83.6)	0.0	(269.8)

Net income (loss)	(38.0)%	(1,059.2)%	(31.6)%	(816.6)%

Net Sales

      Our products are used in, and our business is dependent upon, the converging Internet, digital media, entertainment and consumer electronics markets. Sales of our products are primarily in the United States and to a lesser extent in Asia and Europe.

      Net sales were $61.7 million for the three months ended June 30, 2002, an increase of 109% from $29.5 million for the three months ended June 30, 2001. Net sales were $126.7 million for the six months ended June 30, 2002, an increase of 60% from $79.4 million for the six months ended June 30, 2001. Net sales increased from 2001 to 2002 primarily due to the inclusion of sales from our recent acquisitions of Sensory Science and, to a lesser extent, ReplayTV. Net sales for the first six months of 2002 consisted primarily of consumer electronics products, including our Rio branded digital audio players, Sensory Science video products and to a lesser extent our Diamond brand modems. Net sales for the first six months of 2001 consisted primarily of our Diamond brand modems, PDA and communications products, Rio digital audio players and net sales from our S3-VIA joint venture.

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

      International sales accounted for 5% and 33% of net sales for the three months ended June 30, 2002 and 2001, respectively. International sales accounted for 5% and 50% of net sales for the six months ended June 30, 2002 and 2001, respectively, excluding the net sales of S3-VIA, Inc. International sales decreased as a result of our shift in business and focus on the converging Internet, digital media, entertainment and consumer electronics markets which are predominantly domestic sales. There can be no assurances that international sales as a percentage of net sales will remain at current levels. All sales transactions are denominated in U.S. dollars.

      Four retailers accounted for 31%, 15%, 15% and 14% of net sales in the three months ended June 30, 2002. Two customers accounted for 12% and 11% of net sales for the three months ended June 30, 2001, excluding the sales of S3-VIA, Inc. Four retailers accounted for 28%, 17%, 13% and 12% of net sales in the six months ended June 30, 2002. Two customers accounted for 12% and 10% of net sales in the six months ended June 30, 2001. We expect a significant portion of our future sales to remain concentrated within a limited number of strategic customers. Sales to any particular customer may fluctuate significantly from quarter to quarter.

Gross Margin

      We had a positive gross margin of 21.0% for the three months ended June 30, 2002, as compared with a negative gross margin of 228.8% for the three months ended June 30, 2001. The increase in gross margin in the second quarter was primarily the result of adding the Sensory Science product lines, supply chain management efficiencies and a $4.8 million benefit from the favorable resolution of previously outstanding obligations to one of our contract manufacturers. We had a positive gross margin of 19.5% for the six months ended June 30, 2002, as compared with a negative gross margin of 106.2% for the six months ended June 30, 2001. The increase in gross margin for the six months ended June 30, 2002, was primarily the result of adding the Sensory Science product lines, supply chain management efficiencies, and decreased liabilities for certain purchase commitments with one of our contract manufacturers. The increase in gross margin for the six months ended June  30, 2002, was partially offset by declining average selling prices within our video product line, increased costs from the introduction of new products and related product transition costs. In the future, our gross margins will be affected by increased competition and related decreases in the unit average selling prices, particularly within the video product line, our ability to reduce costs by negotiating with vendors for more favorable pricing, the timing and volume of shipments of new products, the availability of products from our suppliers, changes in the mix of products sold and the extent to which we incur or obtain additional licensing fees.

Research and Development Expenses

      Research and development expenses consist primarily of salaries, related benefits, and fees for consulting and outsourced services. We have made and intend to continue to make significant investments in research and development to remain competitive by developing new and enhanced products. Research and development expenses were $4.1 million for the three months ended June 30, 2002, a decrease of $2.3 million from $6.4 million for the three months ended June 30, 2001. Research and development expenses were $8.4 million for the six months ended June 30, 2002, a decrease of $8.7 million from $17.1 million for the six months ended June 30, 2001. This decrease was primarily due to a reduction in headcount and related personnel costs resulting from the shutdown of our multimedia board business and the transfer of our graphics chips business. We intend to continue to focus on core technology and products while concentrating on efforts to reduce overhead, headcount and related costs.

Selling, Marketing and Administrative Expenses

      Selling, marketing and administrative expenses consist primarily of salaries, related benefits, selling costs, facilities costs and fees for professional services, such as legal and accounting services. Selling, marketing and administrative expenses were $14.0 million for the three months ended June 30, 2002, a decrease of $20.1 million from $34.1 million for the three months ended June 30, 2001. Selling, marketing and administrative expenses were $29.4 million for the six months ended June 30, 2002, a decrease of $29.6 million from $59.0 million for the six months ended June 30, 2001. Selling, marketing and administrative expenses decreased primarily due to a reduction in headcount and related personnel costs resulting from the shutdown of our multimedia board business and the transfer of our graphics chips business and restructuring activities in 2001.

Restructuring, Impairment and In-process R&D

      Restructuring and impairment charges were $6.9 million and $13.6 million for the three and six months ended June 30, 2002, respectively as compared to $0 and $122.2 million for the three and six months ended June 30, 2001, respectively. In-process R&D charges were $0 for the three and six months ended June 30, 2002, as compared to $0.9 million for the three and six months ended June 30, 2001. The in-process R&D charge related to our acquisition of Sensory Science in the second quarter 2001. In accordance with our restructuring plan adopted in April 2001, we have taken specific actions to address changes in our business strategy, changes in the market due to technology changes, customer demands and methods of distribution to reflect our long-term strategy and focus. Restructuring expenses consist primarily of the write-off of goodwill and intangibles, facilities consolidation and closure expenses, personnel severance compensation and related expenses and contract termination and other costs. We expect such restructuring activities to continue in the second half of 2002.

Amortization of Goodwill, Intangibles and Deferred Compensation

      Amortization of goodwill and intangibles decreased to $3.3 million for the three months ended June 30, 2002, down from $11.2 million for the three months ended June 30, 2001. Amortization of goodwill and intangibles decreased to $6.8 million for the six months ended June 30, 2002, down from $22.3 million for the six months ended June 30, 2001. This decrease is due to the write off in 2001 of approximately $110 million of goodwill and other intangibles, primarily related to the acquisition of Diamond Multimedia Systems, Inc. and the implementation of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). Deferred compensation expense increased to $0.7 million for the three months ended June 30, 2002, up from $0 for the three months ended June 30, 2001, and to $1.3 million for the six months ended June 30, 2002, up from $0 for the six months ended June 30, 2001. This increase resulted from the acquisition of ReplayTV, Inc. in August 2001.

      Amortization charges will continue to decrease in 2002 when compared to prior years due to the impact of the 2001 write off noted above and the implementation of SFAS 142. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized but be reviewed at least annually for impairment. Intangible assets with finite useful lives will continue to be amortized over their respective useful lives.

      Excluding the adoption of SFAS 142, goodwill amortization expense would have been an incremental $4.2 million and $8.4 million for the three and six months ended June 30, 2002, respectively. Total amortization charges for goodwill, intangibles and deferred compensation would have been $8.2 million and $16.5 million for the three and six months ended June 30, 2002, respectively, compared to $11.2 million and $22.3 million for the three and six months ended June 30, 2001, respectively.

Gain (Loss) on UMC Investment

      In 1995, SONICblue entered into a joint foundry venture with United Microelectronics Corporation, or UMC, to build United Semiconductor Corporation, or USC, a semiconductor manufacturing facility in Taiwan, R.O.C. In January 2000, USC merged with UMC and, as a result of the merger SONICblue received 252 million UMC shares in exchange for 252 million USC shares. The Company also received stock dividends of approximately 50 and 32 million shares of UMC stock, in April 2000 and August 2001, respectively. The Company sold 191 million shares of UMC stock in 2001 and 23 million shares in the first six months of 2002 on the Taiwan Stock Exchange. Under the terms of the USC merger with UMC, a portion of the original number of UMC shares received by SONICblue are subject to restrictions on their sale that lapse over a three-year period from the date of the merger. At June 30, 2002, approximately 50 million shares were subject to restrictions that will lapse in one year or more and are recorded at adjusted cost as a long-term investment. The unrestricted shares and shares where the restrictions will lapse in one year or less are recorded as a current asset and are marked-to-market value through other comprehensive income as required by SFAS 115.

      At December 31, 2000, the market value of the investment in UMC had declined to an amount significantly below its original basis. It was determined at that point that this decline was related to the downturn in the semiconductor industry as a whole and was temporary in nature due to the historically cyclical nature of the industry. During the first half of 2001, the Company concluded that the downturn in the semiconductor industry and the economy in general appeared to be more severe than previously anticipated and that there was a great deal of uncertainty regarding when the semiconductor industry would recover from this down cycle. Because SONICblue concluded that the decline in value of UMC was other than temporary, it reported an unrealized loss on the UMC investment of $468 million based on the market value at June 30, 2001. For the six months ended June 30, 2002, the Company realized a gain of $5.1 million related to our sale of 23 million UMC shares.

      As of June 30, 2002, SONICblue’s 105 million UMC shares were worth approximately $126 million, based on the closing price of UMC shares on the Taiwan Stock Exchange and the prevailing U.S. dollar to New Taiwan Dollar exchange rate on that date. The Company’s available-for-sale portion of the investment will be marked-to-market through other comprehensive income as required by SFAS 115 for changes in market value subsequent to June 30, 2002 unless a further decline in market value is considered to be other than temporary. If any further decline is considered to be other than temporary, the decrease in value of both the available-for-sale and long-term portions of the Company’s UMC investment will be recorded as an expense in the statement of operations.

Gain (Loss) on Other Investments

      In the three months ended June 30, 2002, we recognized a loss of $2.9 million primarily related to the $9.4 million write-down of certain equity investments, which were partially offset by the mark-to-market gain of $6.4 million related to the liability associated with the UMC options granted in conjunction with our financing and the gains received from the sale of the final portion of our UMC derivative instruments. In the three months ended June 30, 2001, we recognized a loss of $20.9 million primarily related to the write down of certain equity investments. In the six months ended June 30, 2002 and June 30, 2001, we recognized a loss of

$3.7 million and $21.6 million, respectively, primarily related to the write-down of certain equity investments. The downturn in the economy, particularly in the high technology sector, contributed to the decline in the market value of these securities. The remaining value of these cost based equity investments totaled $6 million as of June 30, 2002.

Interest Expense

      Interest expense increased to $4.8 million for the three months ended June 30, 2002 up from $3.0 million for the three months ended June 30, 2001. Interest expense increased to $6.6 million for the six months ended June 30, 2002, up from $6.1 million for the six months ended June 30, 2001. This increase is primarily due to increased interest and the amortization of the discount, issuance costs and equity instruments granted in association with our recently issued senior subordinated convertible debt. We expect to continue to incur significant interest charges associated with our convertible subordinated debt and, to a lesser extent, interest and fees associated with our line of credit.

Other Income (Expense), Net

      Other income was $0.4 million for the three months ended June 30, 2002, compared to $1.1 million for the three months ended June 30, 2001. Other income was less than $0.1 million for the six months ended June 30, 2002, compared to $1.1 million for the six months ended June 30, 2001. The decrease in other income was due primarily to lower foreign exchange losses.

Income Taxes

      Our effective tax rate for the three months ended June 30, 2002 and 2001 was 0.0% and 7.3%, respectively. Our effective tax rate for the six months ended June 30, 2002 and 2001 was 0.0% and 24.8%, respectively. The effective tax rate reflects expected tax payments on the adjusted taxable income at the federal, state and international statutory rates. Due to uncertainty associated with our prospective ability to realize the benefits of our tax assets, we have fully reserved the value of our deferred tax assets and do not expect to record any tax benefit associated with any further operating losses during the remainder of fiscal 2002.

Liquidity and Capital Resources

      Cash used for operating activities was $64.2 million for the six months ended June 30, 2002, and consisted primarily of our net loss of $40.0 million and working capital outlays associated with our growth in revenues and the payment of certain outstanding liabilities. Cash used for operating activities was $105.1 million for the six months ended June 30, 2001, and consisted primarily of our net loss of $648.3 million, which included a non-operating loss on our UMC investment of $540.4 million, deferred income taxes of $214.5 million and charges related to the impairment of long-term assets of $109.1 million.

      Investing activities provided cash of $37.0 million for the six months ended June 30, 2002, and consisted primarily of sales and maturities of short-term investments including $38.9 million received from the sale of 23 million UMC shares on the Taiwan Stock Exchange, and the sale of all of our remaining UMC derivatives. Investing activities provided cash of $93.4 million for the six months ended June 30, 2001, and consisted primarily of sales and maturities of short-term investments including cash received from the sale of 73 million UMC shares on the Taiwan Stock Exchange of $120 million, offset by notes receivable of $30.1 million relating to the acquisition of ReplayTV and Sensory Science.

      Financing activities provided cash of $60.3 million for the six months ended June 30, 2002, and consisted primarily of the net proceeds from the private placement of our senior subordinated convertible debentures. Financing activities used cash of $16.5 million for the six months ended June 30, 2001, and consisted of repayments of notes payable offset by sales of common stock.

      We had working capital of $29.5 million at June 30, 2002. This working capital is primarily attributable to the net proceeds received from the sale of our $75 million senior subordinated convertible debentures, offset by the significant degradation in the value of our available-for-sale UMC holdings and our continued operating losses. We funded our 2002 and 2001 operating losses and investment activities primarily through the sale of a portion of our holdings in UMC.

      A portion of the UMC shares received by SONICblue are subject to restrictions on their sale that lapse over a three-year period. At June 30, 2002, approximately 50 million shares were subject to restrictions that will lapse in more than one year and are recorded at adjusted cost as a long-term investment. Shares where the restrictions will lapse in one year or less are recorded as a current asset and are marked-to-market value through other comprehensive income.

      Sensory Science has loans under a line of credit with Congress Financial Corporation, which has a maturity date of March 25, 2003. The maximum line of credit is $25.0 million with a borrowing limit of $22.5 million, limited by a borrowing base determined by specific inventory and receivable balances of Sensory Science and an availability block of $5.0 million. The line of credit is collateralized by assets of Sensory Science and by a guarantee of SONICblue. In addition, SONICblue is required to either hold unencumbered shares of UMC stock with a market value of at least $40 million or deliver to the lender an irrevocable standby letter of credit with a face amount of at least $10 million.

      During 2001, we sold a portion of our UMC holdings, aggregating approximately 38.9 million shares, in a derivative transaction. In connection with the sales of these UMC holdings, we purchased a series of call option collars on UMC stock with an aggregate notional amount of 38.9 million shares. These transactions provided us funds from the sale of the shares while allowing us to participate in future increases in the value of UMC shares, if any, through this series of call option collars. All such derivatives were sold in the first six months of 2002.

      In April 2002, we completed a private placement of $75.0 million in aggregate principal amount of our 7 3/4% secured senior subordinated convertible debentures due 2005 to three institutional investors. We also issued warrants to purchase up to 7,500,000 shares of our common stock to the investors, and a warrant to purchase 293,805 shares of our common stock to the placement agent for the transaction. The private placement resulted in gross proceeds to us, prior to the exercise of the warrants, of approximately $62.3 million. The sale of the debentures and the warrants closed on April 22, 2002. The debentures are convertible into SONICblue common stock at a conversion price of $19.22 per share subject to standard anti-dilution adjustments. The warrants are fully vested and exercisable at any time until April 22, 2007 at an exercise price of $3.39 per share subject to standard anti-dilution adjustments. Under the terms of the debentures we may pay up to 50% of the interest payments on the debentures in shares of our common stock. Our repayment obligation on the debentures is secured by a pledge of 21,426,586 shares of UMC stock. The institutional investors also have an option to purchase these UMC shares from us at an exercise price of $1.78 per share. We expect to use the net proceeds from the private placement for working capital and general corporate purposes.

      We have incurred significant losses and expect such losses to continue for at least the next six months. Our net loss for the six months ended June 30, 2002 was $40.0 million and for the year ended December 31, 2001 was $756.2 million. As of June 30, 2002, we have an accumulated deficit of $527.6 million and cash, cash equivalents, and short-term investments of $113.1 million. We expect to experience negative cash flow from operations for at least the next six months and believe that sufficient funds will be available to support planned operations through the next twelve months. Our future cash requirements will depend on a number of factors including:

•	the rate at which customers accept and purchase our existing and future products;

•	the rate at which we invest in engineering, development and intellectual property with respect to existing and future products;

•	the level of marketing required to acquire a competitive position in the marketplace;

•	our ability to reduce costs by negotiating with vendors for more favorable pricing;

•	the operational costs that we incur to continue to develop our business as a whole;

•	our ability to sell our UMC shares, when needed, and at reasonable prices;

•	receipt, in August 2002, of the declared stock dividend of 15 million UMC shares;

•	use of financial instruments to allow us to monetize our long-term UMC share holdings;

•	the forbearance of the creditors of our legacy businesses to accept extended payment terms; and

•	pending litigation as discussed in Part II — OTHER INFORMATION — Item 1. “Legal Proceedings.”

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

      An adverse business or legal development may require us to raise additional financing. We recognize that we may be required to raise such additional capital, at times and in amounts, which are uncertain, especially under the current capital market conditions. If we are unable to acquire additional capital or are required to raise it on terms that are less satisfactory than we desire, it may have a material adverse effect on our financial condition, which could require curtailing our operations significantly or to seek arrangements with strategic partners or other parties that may require us to relinquish significant rights to products, technologies or markets. The Company is currently a party to certain legal proceedings. Litigation could result in substantial expense to the Company. See “Part II — OTHER INFORMATION — Item 1. Legal Proceedings.”

Factors That May Affect Our Results

Because SONICblue’s largest financial asset is its shares of United Microelectronics Corporation, the volatility of SONICblue common stock and available cash may be influenced by the volatility of UMC’s stock price. SONICblue’s ability to sell its UMC shares is subject to lockup and pledge restrictions.

      SONICblue’s largest financial asset is its UMC shares. The market price of UMC’s stock is subject to volatility due to general market conditions as well as actual or anticipated changes in UMC’s business prospects or quarterly or yearly operating results. Because the UMC shares are SONICblue’s largest asset, when the price per share of UMC’s stock increases or declines, the price of SONICblue’s common stock on the Nasdaq National Market tends to follow changes in UMC’s stock price. Fluctuations in the price of SONICblue common stock caused by changes in UMC’s stock price may or may not reflect SONICblue’s actual or anticipated business prospects or quarterly results. Also, fluctuations in UMC’s stock price may cause fluctuations in SONICblue’s stock price when there is no material news regarding SONICblue or any change in its results.

      In addition, due to Taiwan governmental restrictions, as of June 30, 2002, approximately 100 million of SONICblue’s UMC shares are subject to lockup restrictions, which are being released over a three-year period ending in January 2004. As a result, SONICblue’s ability to sell its UMC shares is limited.

      SONICblue’s repayment obligation on its 7 3/4% secured senior subordinated convertible debentures due 2005 is secured by a pledge of 21,426,586 of its UMC shares. The institutional investors that purchased the debentures also have an option to purchase these UMC shares from SONICblue. In addition, pursuant to a loan covenant, SONICblue must certify each month that a portion of its UMC shares with a value equal to at least $40.0 million is free of all liens, claims and encumbrances. However, in lieu of making the certification, SONICblue may deliver to the lender an irrevocable standby letter of credit in the amount of $10.0 million.

SONICblue experienced net operating losses in the past and may experience net operating losses again in the future.

      SONICblue had a net loss of $40.0 million for the first half of 2002 and $756.2 million for the year ended December 31, 2001, primarily resulting from the recognition of a loss of $561.6 million related to the decline in value of its UMC shares. SONICblue had net income of $312.8 million for the year ended December 31, 2000, primarily from recognizing a gain of $869.4 million on the UMC shares but not as a result of income from operations. SONICblue had a net loss of $30.8 million for 1999. With the completion of the transfer of SONICblue’s graphics chips business, SONICblue’s ability to achieve operating profitability depends primarily on its success in refocusing its business resources and in executing its business plan for its refocused business. In addition, SONICblue must achieve positive gross margins at a level sufficient to offset its operating expenses. SONICblue’s ability to maintain or increase positive gross margins is dependent upon SONICblue’s success in negotiating lower prices with its vendors. SONICblue experienced negative gross margins in 2000 and in the first six months of 2001 and there can be no assurance that it will not experience negative gross margins in some future period. SONICblue cannot assure you that it will be able to maintain the positive gross margins it achieved in the last four quarters, nor can SONICblue assure you that it will be able to achieve operating profitability. If SONICblue is unable to achieve operating profitability or incurs future losses and negative cash flow, its stock price would likely decline, and additional financing and restructuring activities would be required.

We may not be able to maintain our listing on The Nasdaq National Market and if we fail to do so, the price and liquidity of our common stock may decline.

      The Nasdaq Stock Market has quantitative maintenance criteria for the continued listing of common stock on The Nasdaq National Market. The current requirements affecting us include (i) having net tangible assets of at least $4 million and (ii) maintaining a minimum closing bid of $1.00 per share. As of June 30, 2002, we were in compliance with all Nasdaq National Market listing requirements. However, there have been periods in the third quarter of 2002 when the closing bid price per share for our common stock was below $1.00. For example, on August 12, 2002, the closing bid price of our common stock was $0.37 per share. If the closing bid price of our common stock price remains below $1.00 per share for 30 consecutive days, our common stock may not remain listed on the Nasdaq National Market. Also effective November 1, 2002, we will need to comply with The Nasdaq National Market’s revised quantitative maintenance criteria including a new minimum requirement of $10.0 million in stockholders’ equity. There can be no assurance that we will be able to comply with the quantitative maintenance criteria or any of the Nasdaq National Market’s rules in the future. If we fail to maintain continued listing on The Nasdaq National Market and must move to a market with less liquidity, our financial condition could be harmed and our stock price would likely decline. If we are delisted, it could have a material adverse effect on the market price of, and the liquidity of the trading market for, our common stock.

SONICblue has recently changed the focus of its business and may be unsuccessful or experience difficulties in implementing this change. If this occurs, SONICblue may not be able to achieve operating profitability.

      In January 2001, SONICblue completed the transfer of its graphics chips business to S3 Graphics Co., Ltd., a joint venture between VIA Technologies, Inc. and a wholly owned subsidiary of SONICblue. Concurrently, SONICblue realigned its resources to focus on the converging Internet, digital media, entertainment and consumer electronics markets. To that end, SONICblue recently completed acquisitions of Sensory Science Corporation and ReplayTV, Inc., both of which are in the consumer electronics and digital media industries. SONICblue has a limited operating history with these markets, and its shift in focus may prove to be unsuccessful. In connection with this shift in focus, it may be necessary to implement new business processes and internal controls. In addition, the convergence of these industries is new and continually evolving. SONICblue must compete with larger, more established competitors in these markets, and SONICblue may be unable to achieve market success. SONICblue’s profitability depends on its ability to successfully implement its new business strategy.

SONICblue develops audio products for a new market, which may not develop if consumers do not accept digital audio as their preferred method of listening to music. Similarly, the market for ReplayTV digital video recorders may not develop if consumers do not accept personal television.

      The market for digital audio products is new and evolving. SONICblue’s digital audio products play music that consumers download from the Internet or CDs. The success of SONICblue’s digital audio products depends in part on consumers using the Internet, rather than using solely traditional sources, such as record stores where they buy CDs or cassette tapes, as a source of music. If consumers do not access music on the Internet, or from their CDs, and download it for use on SONICblue’s digital audio products, a market for SONICblue’s digital audio products may not develop or may be limited. ReplayTV digital video recorders are part of a new and largely untested market for personal television. If television viewers do not accept and demand ReplayTV products and services, the market for ReplayTV products will be limited.

A reduction in the availability or ease of downloading music from the Internet will hurt the sales of SONICblue’s products.

      SONICblue’s digital audio products play music downloaded from the Internet and CDs. Currently, a variety of litigation is pending that could decrease the availability of downloadable music available on the Internet. The lawsuits maintain that the swapping of music between different users free of charge is a violation of the copyright laws in the United States. If the record companies prevail in the litigation, and companies offering similar services are forced to limit the selection of music available for download or are forced to go out of business, there would be a reduction in the amount of music available to consumers on the Internet. For example, Napster.com, an Internet service that allowed its users to swap songs free of charge, was subject to an injunction that ordered Napster to prevent users from trading copyrighted songs on its web site. Napster subsequently filed for bankruptcy and its future is uncertain. Members of the music and film industries have filed lawsuits against other web sites that offer file transfer services similar to those previously offered by Napster.

      Some web sites and record companies are working to provide fee-based downloading of copyright-protected music files. If these web sites are unsuccessful in providing copyright-protected music files or if consumers find the downloading too difficult or expensive, acceptance of the Internet as a source of music would decline. In addition, the rate at which the major record companies make their music available for digital purchases may discourage the use of digital audio players or reduce SONICblue’s sales. Some record companies and Internet companies are distributing, or have announced plans to create, CDs or digital music that cannot be copied or can only be copied a limited number of times, which would also limit the ability of users to download music from their own CD collections or share their music with others. New copyright protection measures, such as these, increased fees associated with making multiple copies of music from personal collections, or changes in copyright laws, could diminish the ability of consumers to download music to SONICblue’s digital audio products. Reductions in the availability or ease of downloading music from the Internet, or limitations on copying from personal CDs, could also impair the use and sale of SONICblue’s digital audio products.

SONICblue historically has had significant product concentration and currently depends on the health of the consumer electronics market. This means that a decline in demand for a single product, or in the consumer electronics market in general, could severely affect SONICblue’s overall revenues and financial results.

      SONICblue’s revenues have historically been dependent on the markets for graphics/video chips for PCs and on its ability to compete in those markets. With the completion of the transfer of the graphics chips assets to a joint venture between VIA and a wholly owned subsidiary of SONICblue, SONICblue’s remaining businesses continue to have significant product concentration. SONICblue is dependent on the markets for digital audio players, digital and analog video products, modems, and other consumer electronics products. SONICblue’s business would be materially harmed if it were unsuccessful in selling digital audio players, including its Rio players, its Go-Video VCRs and DVD players or its ReplayTV digital video recorders. A decline in demand or average selling prices for these products would have a material adverse effect on SONICblue’s sales and operating results.

SONICblue’s business is dependent on the Internet and the development of the Internet infrastructure.

      The acceptance and sale of SONICblue’s products could decrease if the infrastructure of the Internet, particularly the development of broadband Internet access, does not continue to be developed and maintained.

For example, if consumers do not have the necessary speed and data capacity for downloading music, rendering the Internet too slow of a method for obtaining music, consumers may choose not to download music, which will decrease demand for SONICblue’s digital audio products. Similarly, SONICblue’s ReplayTV 4000 digital video recorders rely or will rely on high-speed access to the Internet to provide compelling content or, to access television programming information and send recorded programs to friends. In addition, SONICblue’s success will depend in large part on increased use of the Internet, which in turn can increase demand for high-speed communications products and the products that benefit from high-speed connections. SONICblue’s success will also depend on businesses and consumers using the Internet more frequently for applications that use multimedia content and that require high bandwidth. Recent growth in Internet use has caused frequent periods of performance degradation. Any perceived degradation in the performance of the Internet as a whole could undermine the benefits of SONICblue’s connectivity and digital media products, such as Rio digital audio players and ReplayTV 4000 products. The performance of SONICblue’s products depends on the speed and reliability of the Internet infrastructure itself. As a result, the emergence and growth of the market for SONICblue’s products will depend on improvements being made to the entire Internet infrastructure.

The joint venture with VIA will require SONICblue to pay specified liquidated damages if certain events occur.

      The investment agreement between SONICblue, VIA and S3 Graphics provides that under certain circumstances, SONICblue may be required to pay VIA significant liquidated damages if, unless as a result of certain acts or omissions on the part of either VIA or S3 Graphics, S3 Graphics is prevented by court order from utilizing SONICblue’s patent cross-license with Intel Corporation or if SONICblue enters into a settlement agreement with Intel such that S3 Graphics can no longer operate under the patent cross-license. In September 2001, Intel filed a patent infringement lawsuit against S3 Graphics and VIA. SONICblue is not a party to the lawsuit. The lawsuit is in early stages. Any liquidated damages that SONICblue might be required to pay to VIA under the investment agreement may under certain circumstances be reduced by amounts paid by SONICblue to Intel in connection with any lawsuit and amounts owed to SONICblue by either VIA or S3 Graphics. An adverse result or settlement with regard to these proceedings could have a material adverse effect on SONICblue’s financial condition or results of operations.

SONICblue may not be able to successfully manage the growth and expansion of its business.

      In the past two years, particularly following its merger with Diamond and with its recent acquisitions of Sensory Science and ReplayTV, SONICblue has experienced a significant expansion in the overall level of its business and the scope and changed nature of its operations, including manufacturing, research and development, marketing, technical support, customer service, sales and logistics. This expansion has resulted in significant challenges, and a need for substantial investment in, infrastructure, process development and information systems, including:

•	attracting, integrating and retaining key employees;

•	integration of management information, product data management, internal control, accounting, telecommunications and networking systems;

•	establishment of a significant worldwide web and e-commerce presence;

•	consolidation of geographically dispersed manufacturing and distribution facilities;

•	coordination of suppliers, rationalization of distribution channels, establishment and documentation of business processes and procedures; and

•	integration of various functions and groups of employees.

      SONICblue may not successfully address these challenges. SONICblue’s future operating results will depend in large measure on its ability to implement operating, manufacturing and financial procedures and controls that not only address the expansion of its operations but also the change in focus of its business from graphics chips and boards to consumer electronic products, improve communication and coordination among the different operating functions, integrate functions such as sales, procurement and operations, strengthen management information and telecommunications systems, and continue to hire additional qualified personnel in key areas. SONICblue may be unable to manage these activities and implement these additional procedures, controls and systems successfully. Any failure to do so could cause SONICblue’s short-term and long-term operating results to suffer.

SONICblue’s quarterly and annual operating results are subject to fluctuations caused by many factors, any of which could result in SONICblue’s failure to achieve its revenue or profitability expectations.

      SONICblue’s quarterly and annual results of operations have varied significantly in the past and are likely to continue to vary in the future due to a number of factors, many of which are beyond SONICblue’s control. Any one or more of the factors listed below or other factors could cause SONICblue to fail to achieve its revenue or profitability expectations. The failure to meet market expectations would likely cause a decline in SONICblue’s stock price. These factors include:

•	SONICblue’s ability to develop, introduce, produce in volume quantities and market successfully new or enhanced products;

•	SONICblue’s ability to introduce and market products in accordance with market demand and short design cycles;

•	changes in the relative volume of sales of various products with sometimes significantly different margins;

•	market acceptance of and changes in demand for SONICblue’s products;

•	rapid changes in electronic commerce on which SONICblue or its customers may not capitalize or which erode SONICblue’s current business base;

•	gains or losses of significant customers, distributors or strategic relationships;

•	unpredictable volume and timing of customer orders;

•	the availability, pricing and timeliness of delivery of components for SONICblue’s products, including flash memory;

•	substantial disruption in SONICblue’s suppliers’ operations, either as a result of natural disaster, equipment failure or other cause;

•	fluctuations in the availability of manufacturing capacity or manufacturing yields and related manufacturing costs;

•	the timing of new technological advances, product announcements or introductions by SONICblue or by its competitors;

•	product obsolescence and the management of product transitions and inventory;

•	production delays;

•	decreases in the average selling prices of products;

•	rates of product return in excess of those forecasted or expected;

•	seasonal fluctuations in sales;

•	general consumer electronics industry conditions, including changes in demand and associated effects on inventory and inventory practices; and

•	general economic conditions, including economic conditions in North America, Europe and Asia in particular, that could affect the timing of customer orders and capital spending and result in order cancellations or rescheduling.

      Some or all of these factors could adversely affect demand for SONICblue’s products and its future operating results. Most of SONICblue’s operating expenses are relatively fixed in the short-term. SONICblue may be unable to rapidly adjust spending to compensate for any unexpected sales shortfall, which could harm its quarterly operating results. Because the lead times of firm orders are typically short in the consumer products industry, SONICblue does not have the ability to predict future operating results with any certainty. Because of the above factors, you should not rely on period-to-period comparisons of results of operations as an indication of future performance.

The demand for SONICblue’s products has historically been weaker in certain quarters, which makes it difficult to compare its quarterly results.

      Due to industry seasonality, demand for video, digital audio and other consumer electronic products is strongest during the fourth quarter of each year and is generally slower in the period from March through August. This seasonality may become more pronounced and material in the future to the extent that:

•	a greater proportion of SONICblue’s sales consist of sales into the retail/mass merchant channel;

•	SONICblue’s net revenues become increasingly based on entertainment-related products, including products such as its Rio digital audio players, Sensory Science dual-deck VCRs and combination DVD/VCR units and ReplayTV digital video recorders; or

•	to the extent SONICblue expands its European sales, it may experience relatively weak demand in the third calendar quarter due to historically weak summer sales in Europe.

      In addition, SONICblue generally ships more products in the third month of each quarter than in either of the first two months of the quarter, with levels of shipment in the third month being higher towards the end of the month. This pattern is likely to continue and makes future quarterly operating results less predictable. Because the consumer products market experiences substantial seasonal fluctuations, with more sales occurring toward the end of the year, SONICblue’s quarterly results will be difficult to compare.

General economic conditions and political and military conditions associated with current worldwide conflicts and similar events may prevent consumers from purchasing SONICblue’s products, which would harm its revenues.

      Sales of consumer electronic products have historically been dependent upon discretionary spending by consumers, which may be adversely affected by general economic conditions. The slowdown in the United States economy may cause consumers to defer decisions to purchase SONICblue’s products. Some analysts have predicted a further decline in the United States economy will result from recent volatility in the financial markets. If the economy continues to decline as a result of recent economic, political and social turmoil, consumers may reduce discretionary spending and may not purchase SONICblue’s products.

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

      The converging Internet, digital media, entertainment and consumer electronics markets in which SONICblue competes are intensely competitive and are likely to become more competitive in the future. Because of this competition, SONICblue faces a constant and increasing risk of losing customers to its competitors. The competitive environment also creates downward pressure on prices and requires higher spending to address the competition, both of which tend to keep gross margins lower. SONICblue believes that the principal competitive factors for its products are:

•	performance and quality;

•	ability to conform and adapt to, or upgrade for, current and evolving industry standards, including audio formats;

•	access to customers and distribution channels;

•	reputation for quality and strength of brand;

•	manufacturing capabilities and cost of manufacturing;

•	price;

•	product support; and

•	ability to bring new products to the market in a timely manner.

      Many of SONICblue’s current and potential competitors have substantially greater financial, technical, manufacturing, marketing, distribution and other resources. Some of these competitors may also have greater name recognition and market presence, longer operating histories, greater market power and product breadth, lower cost structures and larger customer bases. As a result, these competitors may be able to adapt more quickly to new or emerging technologies and changes in customer requirements. In addition, some of SONICblue’s principal competitors may have the advantage of producing their own component parts, and, therefore, benefit from capacity, cost and technical advantages.

      In some markets where SONICblue is a relatively new entrant, including digital audio or Internet music players and digital video products, it faces dominant competitors that include Apple (digital audio players), 3Com (modems), Creative Technology under the name Creative Labs (modems and digital audio players), Handspring (digital audio player add-ons to PDAs), Gateway (home network digital audio players), HP (home digital audio players and digital audio players), Kenwood (home digital audio players), Microsoft (digital video recorders), Motorola (handheld consumer electronics), Panasonic (digital audio players, digital video recorders and combination TV/DVD/VCR players), Philips (digital audio players, home digital audio players, digital video recorders and home theater-in-a-box solutions), Pioneer (home theater-in-a-box solutions), RCA (digital video recorders), Samsung (digital audio players, digital audio player mobile telephones and combination DVD/VCR players), Sony (home theater-in-a-box solutions, consumer electronic music, digital audio players and digital video recorders), Thompson Multimedia (digital audio players), TDK (CD MP3 players) and TiVo (digital video recorders). Some of SONICblue’s products face a variety of competitive sources. For example, digital audio players compete against traditional stereos and CD players. In addition, the markets in which SONICblue competes are expected to become increasingly competitive as PC products support increasingly more robust multimedia functions and companies that previously supplied products providing distinct functions (for example, companies today primarily in the sound, modem, microprocessor or motherboard markets) emerge as competitors across broader or more integrated product categories.

SONICblue operates in markets that are highly cyclical and vulnerable to sharp declines in demand and average selling prices.

      SONICblue operates in the digital media and consumer electronics markets. These markets have in the past experienced, and may in the future experience, significant downturns. In the event of an extensive downturn, SONICblue would likely experience significantly reduced demand for its products and may be pressured to reduce average selling prices. During the second quarter of 2002, SONICblue experienced price pressure in the video product line, which resulted in lowered average selling prices in order to retain market share. In the near term, SONICblue expects to derive most of its revenues from the sale of digital audio products, such as Rio players, and video products, such as Go-Video dual-deck VCRs and combination DVD/VCR units and ReplayTV digital video recorders. Changes in demand in digital media and consumer electronics markets could be large and sudden. Since retailers often build inventories during periods of anticipated growth, they may be left with excess inventories if market growth slows or if they have incorrectly forecasted product transitions. In these cases, the retailers may abruptly stop purchasing additional inventory from suppliers like SONICblue until the excess inventory has been used. This suspension of purchases or any reduction in demand for SONICblue’s products would negatively impact its revenues and financial results. SONICblue may experience substantial period-to-period fluctuations in results of operations due to these general industry conditions.

If SONICblue is unable to continue to develop and market new and enhanced products, its average selling prices and gross margins will likely decline.

      SONICblue must continue to develop new products in order to maintain average selling prices and gross margins. As the markets for its products develop and competition increases, SONICblue anticipates that product life cycles will shorten and average selling prices will decline. In particular, average selling prices and, in some cases, gross margins, for each of its products will decline as products mature. A decline in selling prices may cause the net sales in a quarter to be lower than those of a preceding quarter or corresponding quarter in a prior year, even if more units were sold during that quarter than in the preceding or corresponding quarter of a prior year. To minimize the effect of declining average selling prices, SONICblue must successfully identify new product opportunities and develop and bring new higher-end and higher-margin products to market in time to meet market demand. The availability of new products is typically restricted in volume early in a product’s life cycle. If customers choose to wait for the new version of a product instead of purchasing the current version, SONICblue’s ability to secure the manufacture of sufficient volumes of these new products to meet customer demand will be limited. If this happens, SONICblue’s revenues and operating margins could be harmed.

If SONICblue fails to identify new product opportunities or develop and market new and enhanced products, it will not be able to compete successfully.

      The markets for which SONICblue’s products are designed are intensely competitive and are characterized by rapidly changing technology, evolving industry standards and short product life cycles. For example, the life cycles of the Rio audio players typically range from 9 to 12 months. If SONICblue fails to introduce new products successfully within a given time frame, SONICblue could lose revenues and market share. Further, continued failure to develop, introduce and market competitive new products that meet customer demands on time could also damage SONICblue’s brand name, reputation and relationships with its customers and cause longer-term harm to its financial condition. SONICblue may not successfully enter the various product markets that it identifies. In addition, the sale of new products may not become significant or profitable. To succeed in this environment, SONICblue must anticipate the features and functionality that customers will demand. SONICblue must then incorporate those features and functionality into products that meet the design, performance, quality and pricing requirements of the digital media and consumer electronics markets in which it competes and the timing requirements of retail selling seasons. SONICblue believes this will require continued significant expenditures for research and development activities. SONICblue has in the past experienced delays in completing the development and introduction of new products and may experience similar delays in the future. In the past, SONICblue’s business was seriously harmed when it developed products that failed to achieve significant market acceptance, and, therefore, was unable to compete successfully in its markets. This type of failure could occur again in the future.

SONICblue must manage product transitions successfully in order to remain competitive.

      The introduction of a new product or product line is a complex task, involving significant expenditures in research and development, training, promotion and channel development, and management of existing product inventories to reduce the cost associated with returns and slow moving channel inventory. As new products are introduced, SONICblue attempts to monitor closely the inventory of products to be replaced, and to phase out their manufacture in a controlled manner. There can be no assurance that product transitions will be executed without harming SONICblue’s operating results. Failure to develop products with required features and performance levels or any delay in bringing a new product to market could significantly reduce SONICblue’s revenues and harm SONICblue’s competitive position.

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

      Also, in an effort to avoid actual or perceived component shortages, SONICblue may purchase more of certain components than it may otherwise require. Excess inventory resulting from over-purchases, obsolescence or a decline in the market value of such inventory could result in inventory write-offs, which would have a negative effect on SONICblue’s financial results.

If SONICblue is unable to predict market demand for its individual products, and focus its inventories and development efforts to meet market demand, it could lose sales opportunities and experience declines in revenues.

      SONICblue offers a variety of products within each product line or division. In order to arrange for the manufacture of sufficient quantities of products and avoid excess inventories, SONICblue needs to accurately predict market demand for each product. For example, if SONICblue predicted that consumers would purchase the Rio Volt and plans its manufacturing accordingly, but instead consumer demand is for the Rio 800, SONICblue would have excess inventory of the Rio Volt and lost sales opportunities for the Rio 800, as well as lost market share and brand confidence. SONICblue expects that it will become even more difficult to forecast demand as it introduces and supports multiple products and product lines and as competition in the market for its products intensifies. Significant unanticipated fluctuations in demand could cause problems in SONICblue’s operations. SONICblue may not be able to accurately predict market demand in order to properly allocate its manufacturing and distribution resources among its products. As a result, SONICblue may experience declines in its revenues and lose, or fail to gain, market share.

Demand for SONICblue’s digital audio and video products may decrease if the same capabilities provided by its products become available in or as add-ons to other personal electronics products.

      A substantial portion of SONICblue’s net sales in 2001 was derived from the sale of digital audio players. There is a trend within the personal electronics industry for functionality from individual products to be integrated with other personal electronics products. For example, Samsung, Fuji, Handspring and others have developed or announced plans to develop personal electronic products, such as mobile telephones, digital cameras or PDA plug-ins that integrate digital audio functions, and in the digital video market, Panasonic offers combination TV/DVD/VCR players, DirectTV offers satellite receiver set-top boxes with TiVo software installed, and Sony and Creative Labs have announced hardware and software products that would give PCs some DVR functionality. These products could significantly reduce the demand for SONICblue’s products. As a result of these trends of technology migration and product integration, SONICblue’s success largely depends on its ability to continue to develop products that incorporate new and rapidly evolving technologies into its products.

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

      SONICblue relies on independent subcontractors to manufacture, assemble and/or test its products. SONICblue procures its components, assembly and test services and assembled products through purchase orders, and it does not have specific volume purchase agreements with each of its subcontractors. Most of its subcontractors could cease supplying the services, products or components at any time with limited or no penalty. If SONICblue needs to replace a key subcontractor, it could incur significant manufacturing set-up costs and delays. Also, SONICblue may be unable to find suitable replacement subcontractors. SONICblue’s emphasis on maintaining low internal and channel inventory levels may exacerbate the effects of any shortage that may result from the use of sole-source subcontractors during periods of tight supply or rapid order growth. Further, some of SONICblue’s subcontractors are located outside the United States, which may present heightened process control, quality control, political, infrastructure, transportation, tariff, regulatory, legal, import, export, economic or supply chain management risks.

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

SONICblue’s products could have defects or compatibility issues, which could be costly to correct and could result in the rejection of its products and damage to its reputation, as well as lost revenues, diverted development resources and increased service costs and warranty claims.

      SONICblue’s products could have design defects that could cause them to malfunction. Product components may contain undetected errors or “bugs” when first supplied to SONICblue that, despite testing by SONICblue, are discovered only after SONICblue’s products have been installed and used by customers. From time to time, SONICblue has become aware of problems with components, product designs and other defects. Errors or defects in SONICblue’s products may arise in the future, and, if significant or perceived to be significant, could result in rejection of SONICblue’s products, product returns or recalls, damage to SONICblue’s reputation, lost revenues, diverted development resources and increased customer service and support costs and warranty claims. Errors or defects in SONICblue’s products could also result in product liability claims. SONICblue includes, or bundles, internally developed and third party software, including operating systems, with its hardware products. For example, the software included in its ReplayTV digital video recorders is responsible for the products’ user interface and directs certain product functions. Also, SONICblue includes software with its Rio players that the purchaser may use to download and store MP3 or WMA files on the player. The software products and SONICblue’s hardware products are complex and may contain undetected errors or failures when first introduced or as new versions are released. SONICblue has distributed updates to Rio players in the past when required to improve sound quality or to correct minor audio problems and to its ReplayTV digital video recorders to improve functionality. SONICblue generally provides warranties for its retail products allowing the return or repair of defective products. Despite testing by SONICblue, its suppliers or current or potential customers, errors may be found in new products after commencement of commercial shipments. These errors could result in loss of or delay in market acceptance or product acceptance or in warranty returns. Losses, delays or damage to SONICblue’s reputation due to product defects would likely harm SONICblue’s business, financial condition and results of operations.

      Additionally, new versions or upgrades to operating systems, independent software vendor titles or applications may require upgrades to the personal computer software products SONICblue bundles with its hardware products, or the software products that purchasers of SONICblue’s products may obtain from other sources such as the Internet, to maintain compatibility with the new versions or upgrades. The sources for the software SONICblue bundles, or the other sources for purchasers of SONICblue’s products to obtain software, may not be successful in developing new versions, upgrades or enhancements to their software products. If producers of software experience delays or are unable to maintain compatibility with new audio formats, operating systems and independent software vendor titles or applications, the demand for SONICblue’s products and SONICblue’s reputation could suffer. Loss of sales and damaged reputation could harm SONICblue’s revenues and profitability.

SONICblue is subject to risks relating to product returns and price protection, which could limit SONICblue’s revenues.

      SONICblue often grants limited rights to customers and distributors to return unsold inventories of its products in exchange for new products, also known as “stock rotation.” Also, some of SONICblue’s retail customers may accept returned products from their own retail customers. These products are then returned to SONICblue for credit. SONICblue has in the past experienced a significant percentage of returns of its Rio players. SONICblue estimates stock rotation, warranty and other returns and accrues reserves for such costs at the time of sale. SONICblue also often grants price protection on unsold inventory, which allows customers to receive a price adjustment on existing inventory when its published price is reduced. In an environment of slower demand and abundant supply of products, price declines and channel promotional expenses are more likely to occur and, should they occur, are more likely to have a significant impact on SONICblue’s operating results. Further, in this environment, high channel inventory levels may result in substantial price protection charges. These price protection charges have the effect of reducing gross sales and gross margin. Consequently, in taking steps to bring its channel inventory levels down to a more desirable level, SONICblue may cause a shortfall in net sales during one or more accounting periods. These efforts to reduce channel inventory might also result in price protection charges if prices are decreased to move product out to final consumers, having a further adverse impact on operating results. Any estimates, reserves or accruals may be insufficient and any future price reductions or product returns may seriously harm its operating results.

SONICblue depends on sales through distributors and retailers. If relationships with or sales through distributors or retailers decline, its operating results will be harmed.

      SONICblue sells its products through a network of domestic and international distributors, and directly to major retailers/mass merchants. SONICblue’s future success is dependent on the continued viability and financial stability of its customer base. Retail channels historically have been characterized by rapid change, including periods of widespread financial difficulties and consolidation and the emergence of alternative sales channels, such as direct mail order, telephone sales and electronic commerce on the worldwide web. SONICblue may be unable to retain its retailers or distributors. In addition, sales to any particular retailer or distributor may fluctuate significantly from quarter to quarter. The loss of, or a reduction in, sales to any of SONICblue’s key retail or distribution customers as a result of changing market conditions, competition or customer credit problems could materially and adversely affect its operating results. Likewise, changes in distribution channel patterns, such as increased electronic commerce via the Internet and increased use of mail-order catalogues, could affect SONICblue in ways not yet known.

SONICblue’s ability to market and distribute its products depends in part upon its current and future relationships with original equipment manufacturers, or OEMs, and other strategic partners to market and distribute SONICblue’s products under their own brand names.

      In addition to direct distributors of SONICblue’s products, SONICblue also depends upon OEMs and other strategic partners to market and distribute its products. For example, SONICblue has licensed the ReplayTV technology to Panasonic, which has incorporated the technology into its ShowStopper DVRs. If SONICblue is unable to obtain and maintain relationships with OEMs and strategic partners, it may not be able to increase sales of its products and achieve market acceptance, and its revenues may decline.

SONICblue relies on intellectual property and other proprietary information that may not be adequately protected and that may be expensive to protect.

      The markets in which SONICblue competes are characterized by vigorous protection and pursuit of intellectual property rights. SONICblue relies on a combination of patent, trademark, copyright, and trade secret laws, employee and third-party nondisclosure agreements and licensing arrangements to protect its intellectual property. If SONICblue is unable to adequately protect its intellectual property, its business may suffer from the piracy of its technology and the associated loss of sales. Also, the protection provided to SONICblue’s proprietary technology by the laws of foreign jurisdictions, many of which offer less protection than the United States, may not be sufficient to protect its technology. It is common in the personal electronics and Internet device industries for companies to assert intellectual property infringement claims against other companies. Therefore, SONICblue’s products may also become the target of infringement claims. These infringement claims or any future claims could cause SONICblue to spend significant time and money to defend its products, redesign its products or develop or license a substitute technology. SONICblue may be unsuccessful in acquiring or developing substitute technology and any required license may be unavailable on commercially reasonable terms, if at all. In addition, an adverse result in litigation could require SONICblue to pay substantial damages, cease the manufacture, use, sale, offer for sale and importation of infringing products, or discontinue the use of certain processes. Any of these events could materially harm SONICblue’s business.

      Litigation by or against SONICblue could result in significant expense and could divert the efforts of its technical and management personnel, regardless of the outcome of such litigation. However, even if claims do not have merit, SONICblue may be required to dedicate significant management time and expense to defending itself if it is directly sued, or assisting its customers in their defense of these or other infringement claims pursuant to indemnity agreements. This could have a negative effect on SONICblue’s financial results.

SONICblue has recently made changes to its management and may be unsuccessful or experience difficulties in integrating the new management.

      SONICblue has recently undergone changes in several management positions, most recently appointing L. Gregory Ballard as its Interim Chief Executive Officer. Prior to his appointment, Mr. Ballard served as SONICblue’s Vice President for Marketing and Product Management since April 2002. Other members of SONICblue’s management team are relatively new to SONICblue, and there can be no assurance that Mr. Ballard and the other executive officers of SONICblue will be able to collaborate successfully. If the executive officers are unable to collaborate successfully, the business, financial condition and results of operations could suffer.

SONICblue may not be able to attract, retain or integrate key personnel, which may prevent it from succeeding.

      SONICblue may not be able to retain its key personnel or attract other qualified personnel in the future. SONICblue’s success will depend upon the continued service of key management personnel. The loss of services of any of the key members of SONICblue’s management team or its failure to attract and retain other key personnel could disrupt operations and have a negative effect on employee productivity and morale, decreasing production and harming its financial results. In addition, the competition to attract, retain and motivate qualified technical personnel, such as engineers, as well as qualified sales and operations personnel is intense. SONICblue has at times experienced difficulty recruiting qualified software and hardware development engineers.

SONICblue depends on a limited number of third party developers and publishers that develop software products that will operate with and fully utilize the capabilities of its Rio players.

      Only a limited number of software developers are producing software that enables the download and use of digital audio players. SONICblue does not create the software that is required to download or convert from CDs music to run on its players but bundles third party software with its players. If SONICblue is not able to license and bundle the software, or if users are not otherwise able to obtain software free of charge or at an acceptable price, then demand for SONICblue’s digital audio players will decline. Likewise, difficult to use or defective software could negatively impact SONICblue’s product sales and revenues.

SONICblue has exposure to international markets.

      International sales accounted for 5% and 50% of SONICblue’s net sales for the six months ended June 30, 2002, and 2001, respectively. In addition, a substantial proportion of SONICblue’s products are manufactured, assembled and tested by independent third parties in Asia. As a result, SONICblue is subject to the risks of conducting business internationally, including:

•	unexpected changes in, or impositions of, legislative or regulatory requirements;

•	fluctuations in the U.S. dollar, which could increase the price in local currencies of SONICblue’s products in foreign markets or increase the cost of components purchased by SONICblue;

•	delays resulting from difficulty in obtaining export licenses for certain technology;

•	tariffs and other trade barriers and restrictions;

•	potentially longer payment cycles;

•	greater difficulty in accounts receivable collection;

•	potentially adverse tax treatment; and

•	the burdens of complying with a variety of foreign laws.

      In the past, SONICblue has experienced an adverse impact associated with the economic downturn in Asia that contributed to decreases in net sales. In addition, SONICblue’s international operations are subject to general geopolitical risks, such as political and economic instability and changes in diplomatic and trade relationships. The People’s Republic of China and Taiwan have in the past experienced and are currently experiencing strained relations, and a worsening of relations or the development of hostilities between them could disrupt operations at the manufacturing facilities of SONICblue’s subcontractors and affect its Asian customers.

SONICblue has a significant level of debt, which may harm its ability to obtain additional financing or adversely affect its liquidity. If the Company is unable to generate or otherwise obtain sufficient funds, its financial condition and operations may be harmed.

      At June 30, 2002, SONICblue had total debt and other liabilities outstanding of $326.6 million. Included in this debt is our $75.0 million in aggregate principal amount of 7 3/4% secured senior subordinated convertible debentures due 2005 that we sold in a private placement in April 2002. The degree to which SONICblue is leveraged could harm its ability to obtain additional financing for working capital or other purposes and could make SONICblue more vulnerable to economic downturns and competitive pressures. SONICblue’s significant leverage could also adversely affect its liquidity, as a substantial portion of available cash from operations may have to be applied to meet debt service requirements. In the event of a cash shortfall, SONICblue would likely be forced to reduce other expenditures to be able to meet such debt service requirements.

      If SONICblue is unable to raise sufficient funds for working capital needs, it may not be able to fund product development and expansion, take advantage of future opportunities, meet its existing debt obligations or respond to competitive pressures or unanticipated events or needs. SONICblue may also be required to curtail its operations significantly or to seek arrangements with strategic partners or other parties that may require SONICblue to relinquish significant rights to products, technologies or markets.

Minority investments could adversely affect SONICblue’s liquidity and earnings.

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

      SONICblue has engaged in acquisitions in the past, including its recent acquisitions of Sensory Science and ReplayTV, and expects to evaluate acquisition opportunities in the future that could provide additional product or services offerings, technologies or additional industry expertise. Any proposed or future acquisition could result in difficulties assimilating acquired operations and products, diversion of capital and management’s attention away from other business issues and opportunities and amortization of acquired intangible assets. Integration of acquired companies may result in problems related to integration of technology and management teams. SONICblue could fail to integrate the operations, personnel or products that it may acquire in the future. If SONICblue fails to successfully integrate acquisitions or achieve any anticipated benefits of an acquisition, its operations and business could be harmed.

System failures, interruptions to the ReplayTV service or product defects may have a negative impact on SONICblue’s revenues, damage its reputation and decrease its ability to attract new viewers.

      SONICblue’s ability to provide high quality products, service and customer support is critical to its success because consumers of television-related products are not accustomed to, and may not accept, interruptions in their television service. SONICblue’s network, communications hardware and other operating systems for the ReplayTV service are vulnerable to damage or interruption from earthquakes, floods, fires, power loss, telecommunication failures and similar events. They are also subject to break-ins, sabotage, intentional acts of vandalism and similar misconduct. These types of interruptions in the ReplayTV service may reduce SONICblue’s revenues and profits. In addition to placing increased burdens on SONICblue’s engineering staff, service outages will create numerous customer questions and complaints that must be responded to by SONICblue’s or its partners’ customer support personnel. Any frequent or persistent system failures could irreparably damage SONICblue’s reputation and brand.

      In addition, any delivery by SONICblue of products or upgrades with undetected material product defects or software errors could harm SONICblue’s credibility. For example, the hard disk used in the ReplayTV-enabled digital video recorder was originally designed for use in personal computers, and as a result exhibits behaviors that are viewed as typical and minimally disruptive when using a personal computer, but may result in the viewer momentarily facing a black television screen when using the ReplayTV service. Any errors and product defects can result in delays in releasing new versions of ReplayTV digital video recorders, affect system uptime, result in returns and significant warranty and repair costs and cause customer relations problems. Correcting errors in software and hardware design requires significant time and resources, which could delay future product releases and affect market acceptance of ReplayTV digital video recorders.

SONICblue needs to safeguard the security and privacy of ReplayTV viewers’ confidential data, and any inability to do so may harm SONICblue’s reputation and brand and could result in lawsuits.

      The ReplayTV digital video recorder collects and stores viewer preferences and other data that viewers may consider confidential. Any compromise or breach of the encryption and other security measures that SONICblue uses to protect this data could harm SONICblue’s reputation and expose it to potential liability. Advances in computer capabilities, new discoveries in the field of cryptography or other events or developments could compromise or breach the systems SONICblue uses to protect its viewers’ confidential information. SONICblue may be required to make significant expenditures to protect against security breaches or to remedy problems caused by any breaches.

      Viewers may be concerned about the use of personal information gathered by the ReplayTV digital video recorder. SONICblue does not currently archive this data or release it to third parties, and SONICblue is committed to complying with all privacy laws and to protecting the confidentiality of its viewers. The motion picture studios and television networks seek anonymous user data but privacy concerns could create uncertainty in the marketplace for personal television and ReplayTV products. In addition, privacy concerns or breaches, or consumers’ dissatisfaction with any privacy policy SONICblue may adopt, could reduce demand for ReplayTV products, increase the cost of doing business as a result of litigation costs or increased service delivery costs, or otherwise harm SONICblue’s reputation and business.

One of SONICblue’s recently announced products is the subject of a copyright infringement claim. If this or future claims against SONICblue’s products are decided against SONICblue, sales of SONICblue’s products and its revenues could decrease.

      In October and November, 2001, a group of 28 entertainment companies including, among others, Paramount Pictures Corporation, Disney Enterprises, Inc. and the three major television networks filed four lawsuits against SONICblue and its ReplayTV, Inc. subsidiary in the U.S. District Court in Los Angeles, California. The lawsuits allege that the Company’s planned manufacture and sale of the ReplayTV 4000, which allows users to skip commercials and to use the Internet to send recorded material to other ReplayTV 4000 users, constitutes copyright infringement, among other claims. The plaintiffs in the lawsuits are seeking an injunction prohibiting the Company from including these features in its video products. Although one of the lawsuits originally alleged that the Company’s Go-Video VCRs featuring the commercial skipping technology similarly violate the copyright laws, in their amended complaint plaintiffs eliminated these claims in November 2001. The parties have commenced discovery. The District Court preliminarily scheduled a consolidated trial in August 2002 but removed the trial from its calendar in April 2002 and has not set a new trial date. SONICblue intends to dispute the plaintiffs’ claims and defend this action vigorously.

      In June, 2002, a group of five individual ReplayTV 4000 owners filed a lawsuit in the United States District Court in Los Angeles against the 28 entertainment companies described above, seeking a declaration that their use of the ReplayTV 4000 device is fair use and does not infringe copyrights. Those individuals named SONICblue and its ReplayTV, Inc. subsidiary as nominal defendants, although those individuals’ interests are substantially aligned with the Company’s position. This complaint does not demand any affirmative relief against the Company, but purports to reserve the right to amend to seek an injunction to prohibit the Company from discontinuing support for features that were advertised or served as inducements for consumers’ purchases, absent restitution to such consumers.

      Litigation may be costly and can divert the efforts of management. Furthermore, SONICblue may be forced to delay the release, or eliminate certain features of, its digital video recorders, which could result in decreased sales of the product and a negative impact on SONICblue’s revenues.

      Sensory Science, acquired by SONICblue in June 2001, has designed and markets its dual-deck VCRs and combination DVD/ VCRs for use as full-featured videocassette recorders. The marketing literature and owner manuals caution consumers that the dual-deck VCR should not be used in a manner that infringes on the rights of owners of copyrighted material. However, SONICblue cannot predict the likelihood that distribution of current or future dual-deck VCRs or DVD/VCR models will be challenged. Federal legislation affecting all VCRs was passed in October 1998, commonly referred to as The Digital Millennium Copyright Act. As a result, Sensory Science modified the operations of its dual-deck VCRs sold after April 2000, so that the VCRs would recognize a type of anticopying signal to prevent consumers from making a usable copy of videotapes with that type of signal. However, models purchased prior to April 2000 continued to operate as originally designed for the lifetime of the VCR. SONICblue is unable to determine what the effect of this or future required modifications may be on future sales of dual-deck VCRs or combination DVD/VCRs.

SONICblue is a party to legal proceedings that could have a negative financial impact on SONICblue.

      SONICblue has also been defending several putative class action lawsuits naming Diamond, which were filed in June and July 1996 and June 1997 in the California Superior Court for Santa Clara County and the U.S. District Court for the Northern District of California. The plaintiffs alleged that Diamond and the other defendants made various material misrepresentations and omissions during the class period. The parties have agreed to settle this matter for a payment of $15.0 million, and final court approval of that settlement was obtained, and the cases dismissed, in April 2002. SONICblue funded $4.5 million of the settlement in November 2000. SONICblue previously accrued this amount in connection with the merger with Diamond. SONICblue believes that Diamond’s insurance covers the remaining $10.5 million of the settlement; Diamond’s insurers have funded that amount into the settlement, although one of these insurers has commenced arbitration disputing its obligation to pay $3.0 million of the $10.5 million. The contesting insurer maintains that indemnification of its share of the settlement is barred by virtue of a recent California appellate decision. The arbitration tribunal issued an order in April 2002, stating that the California state law claim in the class action was uninsurable, but that factual questions were presented as to the allocation of the settlement amount as between the state law claim and other claims included in the settlement documents. Further proceedings are contemplated before the tribunal, but no schedule has as yet been set.

      In November 2001, four former holders of ReplayTV preferred shares filed a petition for appraisal in the Chancery Court in the State of Delaware asserting their dissenters rights of appraisal and seeking the fair value of their ReplayTV shares in cash in lieu of the SONICblue shares to be issued to them as provided in SONICblue’s merger agreement with ReplayTV. In December 2001, ReplayTV filed its response to plaintiffs’ petition. In addition, in December 2001, the same four former holders of ReplayTV preferred shares filed a complaint in the Chancery Court in the State of Delaware asserting that ReplayTV and its former directors breached their fiduciary duties in connection with Replay TV’s merger by engaging in self-dealing, failing to make appropriate disclosures to shareholders and failing to maximize the value for them in the merger, resulting in an allocation of an insufficient amount of the merger consideration to the ReplayTV preferred stockholders. The complaint seeks “at least $7,249,990.50” in damages. In its merger agreement with ReplayTV, SONICblue agreed to indemnify ReplayTV’s former directors against this type of lawsuit, among other things. In February 2002, ReplayTV and the former ReplayTV directors filed their answer. SONICblue and ReplayTV intend to dispute the plaintiffs’ claims and vigorously defend these actions. The cases are currently in the pretrial discovery stage.

      On December 12, 2001, SONICblue filed a complaint for patent infringement against TiVo, Inc. in the United States District Court for the Northern District of California. SONICblue’s complaint generally alleges that TiVo is infringing one of its patents by licensing and offering to license its DVR technology and offering its program guide service. In response, TiVo filed an answer and counterclaim against SONICblue that denies infringement of SONICblue’s patent and that alleges that the patent is invalid. On January 23, 2002, TiVo filed a separate action in the same court, but assigned to a different judge, that generally alleges that SONICblue is infringing one of TiVo’s patents by making, selling, offering to sell its ReplayTV DVRs. The parties have agreed to suspend further proceedings in the two cases through Fall 2002 to facilitate settlement discussions between them. If the cases do not settle, SONICblue intends to vigorously defend itself against the allegations made in TiVo’s complaint and counterclaim.

      On November 28, 2001, Techsearch, LLC filed a complaint for patent infringement against a number of consumer electronics companies, including SONICblue, in the United States District Court for the Northern District of Illinois. Techsearch’s complaint generally alleges that SONICblue is infringing one of its patents by making, selling, and offering to sell its Rio Volt CD players that are capable of playing CDs encoded with audio tracks in the MP3 format. SONICblue intends to dispute the plaintiff’s claims and vigorously defend itself against the allegations made in Techsearch’s complaint. This action was stayed by order of the Court on or about May 1, 2002, pending a reexamination of the patent asserted by Techsearch by the U.S. Patent and Trademark Office.

      On February 14, 2000, Robert C. Price filed a purported class action lawsuit in the Circuit Court of Monroe County, State of Indiana against the Company and Diamond alleging violations of the California

Business and Professions Code section 17200 and the California Song-Beverly Act, which covers consumer warranties. The lawsuit alleges that certain of the Company’s Rio 300 MP3 player retail boxes, which were discontinued in approximately 1999, are misleading because the boxes indicate that computer software included in the package allows the purchaser to convert audio tracks on CDs to the MP3 audio format, but the software included with the product permitted only 50 conversions. The Company answered the complaint on April 27, 2000, denying plaintiff’s allegations. Status conferences were conducted on July 26, 2000, January 10, 2001, and April 17, 2002. Discovery has commenced. No class has been certified, but the briefing on the plaintiff’s motion for class certification is expected to be completed by Fall 2002, with a hearing on class certification issues to be scheduled thereafter. SONICblue intends to contest the certification of the purported class, dispute the lawsuit’s allegations and defend this action vigorously.

      In November 2001, Pac Tec, a division of La France Corporation, filed a civil action against the Company and one of its suppliers, Manufacturers’ Services Limited, in the United States District Court for the Eastern District of Pennsylvania, alleging claims against both defendants jointly for breach of contract and promissory estoppel. The plaintiff seeks damages in excess of $2.5 million, plus prejudgment interest and costs of suit. In February 2002, the Company filed a motion to dismiss the complaint, which the plaintiff has opposed. The judge has not set a hearing date for the motion. SONICblue intends to dispute the plaintiff’s claims and vigorously defend itself against this action.

      On October 17, 2001, Skyline Capital Associates, LLC filed a lawsuit in the San Mateo County Superior Court alleging that SONICblue breached an agreement for tax consulting services and seeking payment of $3.2 million for consulting fees and interest. In November 2001, SONICblue filed a counter claim against Skyline for $750,000. In March 2002, SONICblue, Skyline and Skyline’s principal entered into a settlement agreement pursuant to which the parties would resolve their dispute for $2.4 million. In June 2002, after SONICblue had paid approximately $2.3 million under the settlement agreement, a dispute over the settlement arose. As of the date of this report, Skyline has not responded to SONICblue’s attempts to engage Skyline in discussion regarding a final resolution of this matter.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

      The Company’s exposure to market risk for changes in interest rates relates primarily to its investment portfolio, its convertible subordinated notes and its senior subordinated convertible debentures. The Company’s investment portfolio principally consists of short-term fixed income securities. The primary objective of the Company’s investment activities is to maintain the safety of principal and preserve liquidity while maximizing yields without significantly increasing risk. This is accomplished by investing in marketable investment grade securities, and by limiting exposure to any one issue or issuer. The Company does not use derivative financial instruments in its investment portfolio and due to the nature of its investments, does not expect its operating results or cash flows to be significantly affected by potential changes in interest rates. At June 30, 2002, the market value of these investments, which were classified as cash equivalents, approximated cost.

      In September 1996, the Company completed a private placement of $103.5 million aggregate principal amount of convertible subordinated notes. The notes mature in 2003. Interest is payable semi-annually at 5 3/4% per annum. The notes are convertible at the option of the note holders into the Company’s common stock at an initial conversion price of $19.22 per share, subject to adjustment. During 2000, $0.2 million in notes were converted into common stock. Beginning in October 1999, the notes became redeemable at the option of the Company at an initial redemption price of 102% of the principal amount. The market value of the convertible subordinated notes at March 31, 2002 and 2001 was approximately $88.0 million and $117.1 million, respectively.

      In April 2002, the Company completed a private placement of $75.0 million in aggregate principal amount of its 7 3/4% secured senior subordinated convertible debentures due 2005 to three institutional investors. The debentures are convertible into SONICblue common stock at a conversion price of $19.22 per share subject to standard anti-dilution adjustments. Under the terms of the debentures the Company may pay up to 50% of the interest payments on the debentures in shares of SONICblue common stock.

Equity Price Risk

      The Company’s largest financial asset is its UMC shares, which are traded on the Taiwan Stock Exchange. The market price of UMC’s stock is subject to volatility due to general market conditions, including changes in the semiconductor industry and the Taiwanese market, as well as actual or anticipated changes in UMC’s business prospects or quarterly or yearly operating results. Because the UMC shares are SONICblue’s largest asset, when the price per share of UMC’s stock increases or declines, the price of SONICblue’s common stock on the Nasdaq National Market tends to follow changes in UMC’s stock price. Fluctuations in the price of SONICblue common stock caused by changes in UMC’s stock price may or may not reflect SONICblue’s actual or anticipated business prospects or quarterly results. Also, fluctuations in UMC’s stock price may cause fluctuations in SONICblue’s stock price when there is no material news regarding SONICblue or any change in its results. Future fluctuations in the value of SONICblue’s UMC shares could negatively impact SONICblue’s financial condition.

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

PART II.     OTHER INFORMATION

Item 1.     Legal Proceedings

      The Internet, digital media, entertainment and consumer electronics industries are characterized by frequent litigation, including litigation regarding patent and other intellectual property rights. SONICblue is party to various legal proceedings that arise in the ordinary course of business. While we currently believe that the ultimate outcome of these proceedings, individually and in the aggregate, will not have a material adverse effect on the Company’s financial position or overall trends in results of operations, litigation is subject to inherent uncertainties. There can be no assurance that an adverse result or settlement with regard to these lawsuits would not have a material adverse effect on SONICblue’s financial condition or results of operations.

      Beginning in November 1997, a number of complaints were filed in federal and state courts seeking unspecified damages on behalf of an alleged class of persons who purchased shares of SONICblue’s common stock at various times between April 18, 1996, and November 3, 1997. The complaints named as defendants SONICblue, certain of its officers and former officers, certain directors of SONICblue, and Deloitte & Touche, the company’s former auditors, and asserted that they violated federal and state securities laws by misrepresenting and failing to disclose certain information about SONICblue’s business. In addition, certain stockholders filed derivative actions in the state courts of California and Delaware seeking recovery on behalf of SONICblue, alleging, among other things, breach of fiduciary duties by such individual defendants. The plaintiffs in the derivative action in Delaware took no steps to pursue their case. The derivative cases in California State court were consolidated, and plaintiffs filed a consolidated amended complaint. The court entered a stipulated order in those derivative cases suspending court proceedings and coordinating discovery in them with discovery in the class actions in California State courts. In late 2001, the derivative plaintiffs gave notice terminating that stay, and the parties stipulated that a second amended consolidated complaint might be filed in April 2002. On plaintiffs’ motion, the federal court dismissed the federal class actions without prejudice. The class actions in California State court were consolidated, and plaintiffs filed a consolidated amended complaint. SONICblue answered that complaint and discovery proceeded. In January 2001, four of the insurance carriers which issued directors and officers insurance to SONICblue filed suit against all parties named as defendants in the securities litigation, claiming that the carriers have no obligation to provide coverage under the California Insurance Code. In May 2001, the court entered an order staying the insurance action pending resolution of the securities litigation. In February 2002, the California Superior Court for Santa Clara County entered its preliminary approval of an agreement to settle the consolidated state court class action lawsuit. Under the terms of the class action settlement, SONICblue will contribute 2,401,501 shares of SONICblue common stock and Deloitte & Touche will contribute up to $250,000 in full settlement of all claims. In April 2002, the Superior Court granted final approval to that settlement, dismissing the case. In May 2002, the Superior Court also approved the settlement of the related California derivative litigation. The derivative settlement calls for the defendants to contribute to the settlement their respective benefits under certain directors and officers insurance policies in an amount of approximately $4.6 million which, net of attorneys’ fees and litigation costs, would be paid to SONICblue, which payments have been made. The total net cost of these settlements to SONICblue, net of insurance, is expected to approximate $8.6 million. These charges were recorded in SONICblue’s fourth quarter ended December 31, 2001. In addition the Company settled the claim of a purchaser of the Company’s common stock in 1996 and 1997, by payment of $100,000 and 300,000 shares of the Company’s common stock, the net cost of which was recorded in the quarter ended March 31, 2002. The judgments in the class action and the derivative litigation are both final, and the insurance litigation has been dismissed.

      SONICblue has been defending several putative class action lawsuits naming Diamond, which were filed in June and July 1996 and June 1997 in the California Superior Court for Santa Clara County and the U.S. District Court for the Northern District of California. The plaintiffs alleged that Diamond and the other defendants made various material misrepresentations and omissions during the class period. The parties have agreed to settle this matter for a payment of $15.0 million, and final court approval of that settlement was obtained, and the cases dismissed, in April 2002. SONICblue funded $4.5 million of the settlement in November 2000. SONICblue previously accrued this amount in connection with the merger with Diamond. SONICblue believes that Diamond’s insurance covers the remaining $10.5 million of the settlement; Diamond’s insurers have funded that amount into the settlement, although one of these insurers has commenced arbitration disputing its obligation to pay $3.0 million of the $10.5 million. The contesting insurer maintains that indemnification of its share of the settlement is barred by virtue of a recent California appellate decision. The arbitration tribunal issued an order in April 2002, stating that the California state law claim in the class action was uninsurable, but that factual questions were presented as to the allocation of the settlement amount as between the state law claim and other claims included in the settlement documents. Further proceedings are contemplated before the tribunal, but no schedule has as yet been set.

      In November 2001, four former holders of ReplayTV preferred shares filed a petition for appraisal in the Chancery Court in the State of Delaware asserting their dissenters rights of appraisal and seeking the fair value of their ReplayTV shares in cash in lieu of the SONICblue shares to be issued to them as provided in SONICblue’s merger agreement with ReplayTV. In December 2001, ReplayTV filed its response to plaintiffs’ petition. In addition, in December 2001, the same four former holders of ReplayTV preferred shares filed a complaint in the Chancery Court in the State of Delaware asserting that ReplayTV and its former directors breached their fiduciary duties in connection with Replay’s merger by engaging in self-dealing, failing to make appropriate disclosures to shareholders and failing to maximize the value for them in the merger, resulting in an allocation of an insufficient amount of the merger consideration to the ReplayTV preferred stockholders. The complaint seeks “at least $7,249,990.50” in damages. In its merger agreement with ReplayTV, SONICblue agreed to indemnify ReplayTV’s former directors against this type of lawsuit, among other things. In February 2002, ReplayTV and the former ReplayTV directors filed their answer. SONICblue and ReplayTV intend to dispute the plaintiffs’ claims and vigorously defend these actions. The cases are currently in the pretrial discovery stage.

      In October and November, 2001, a group of 28 entertainment companies including, among others, Paramount Pictures Corporation, Disney Enterprises, Inc. and the three major television networks filed four lawsuits against SONICblue and its ReplayTV, Inc. subsidiary in the U.S. District Court in Los Angeles, California. The lawsuits allege that the Company’s planned manufacture and sale of the ReplayTV 4000, which allows users to skip commercials and to use the Internet to send recorded material to other ReplayTV 4000 users, constitutes copyright infringement, among other claims. The plaintiffs in the lawsuits are seeking an injunction prohibiting the Company from including these features in its video products. Although one of the lawsuits originally alleged that the Company’s Go-Video VCRs featuring the commercial skipping technology similarly violate the copyright laws, in their amended complaint plaintiffs eliminated these claims in November 2001. The parties have commenced discovery. The District Court preliminarily scheduled a consolidated trial in August 2002 but removed the trial from its calendar in April 2002 and has not set a new trial date. SONICblue intends to dispute the plaintiffs’ claims and defend this action vigorously.

      In June, 2002, a group of five individual ReplayTV 4000 owners filed a lawsuit in the United States District Court in Los Angeles against the 28 entertainment companies described above, seeking a declaration that their use of the ReplayTV 4000 device is fair use and does not infringe copyrights. Those individuals named SONICblue and its ReplayTV, Inc. subsidiary as nominal defendants, although those individuals’ interests are substantially aligned with the Company’s position. This complaint does not demand any affirmative relief against the Company, but purports to reserve the right to amend to seek an injunction to prohibit the Company from discontinuing support for features that were advertised or served as inducements for consumers’ purchases, absent restitution to such consumers.

      On December 12, 2001, SONICblue filed a complaint for patent infringement against TiVo, Inc. in the United States District Court for the Northern District of California. SONICblue’s complaint generally alleges that TiVo is infringing one of its patents by licensing and offering to license its DVR technology and offering its program guide service. In response, TiVo filed an answer and counterclaim against SONICblue that denies infringement of SONICblue’s patent and that alleges that the patent is invalid. On January 23, 2002, TiVo filed a separate action in the same court, but assigned to a different judge, that generally alleges that SONICblue is infringing one of TiVo’s patents by making, selling, offering to sell its ReplayTV DVRs. The parties have agreed to suspend further proceedings in the two cases through Fall 2002 to facilitate settlement discussions between them. If the cases do not settle, SONICblue intends to vigorously defend itself against the allegations made in TiVo’s complaint and counterclaim.

      On November 28, 2001, Techsearch, LLC filed a complaint for patent infringement against a number of consumer electronics companies, including SONICblue, in the United States District Court for the Northern District of Illinois. Techsearch’s complaint generally alleges that SONICblue is infringing one of its patents by making, selling, and offering to sell its Rio Volt CD players that are capable of playing CDs encoded with audio tracks in the MP3 format. SONICblue intends to dispute the plaintiff’s claims and vigorously defend itself against the allegations made in Techsearch’s complaint. This action was stayed by order of the Court on or about May 1, 2002, pending a reexamination of the patent asserted by Techsearch by the U.S. Patent and Trademark Office.

      On February 14, 2000, Robert C. Price filed a purported class action lawsuit in the Circuit Court of Monroe County, State of Indiana against the Company and Diamond alleging violations of the California Business and Professions Code section 17200 and the California Song-Beverly Act, which covers consumer warranties. The lawsuit alleges that certain of the Company’s Rio 300 MP3 player retail boxes, which were discontinued in approximately 1999, are misleading because the boxes indicate that computer software included in the package allows the purchaser to convert audio tracks on CDs to the MP3 audio format, but the software included with the product permitted only 50 conversions. The Company answered the complaint on April 27, 2000, denying plaintiff’s allegations. Status conferences were conducted on July 26, 2000, January 10, 2001, and April 17, 2002. Discovery has commenced. No class has been certified, but the briefing on the plaintiff’s motion for class certification is expected to be completed by Fall 2002, with a hearing on class certification issues to be scheduled thereafter. SONICblue intends to contest the certification of the purported class, dispute the lawsuit’s allegations and defend this action vigorously.

      In November 2001, Pac Tec, a division of La France Corporation, filed a civil action against the Company and one of its suppliers, Manufacturers’ Services Limited, in the United States District Court for the Eastern District of Pennsylvania, alleging claims against both defendants jointly for breach of contract and promissory estoppel. The plaintiff seeks damages in excess of $2.5 million, plus prejudgment interest and costs of suit. In February 2002, the Company filed a motion to dismiss the complaint, which the plaintiff has opposed. The judge has not set a hearing date for the motion. SONICblue intends to dispute the plaintiff’s claims and vigorously defend itself against this action.

      On October 17, 2001, Skyline Capital Associates, LLC filed a lawsuit in the San Mateo County Superior Court alleging that SONICblue breached an agreement for tax consulting services and seeking payment of $3.2 million for consulting fees and interest. In November 2001, SONICblue filed a counter claim against Skyline for $750,000. In March 2002, SONICblue, Skyline and Skyline’s principal entered into a settlement agreement pursuant to which the parties would resolve their dispute for $2.4 million. In June 2002, after SONICblue had paid approximately $2.3 million under the settlement agreement, a dispute over the settlement arose. As of the date of this report, Skyline has not responded to SONICblue’s attempts to engage Skyline in discussion regarding a final resolution of this matter.

Item 2.     Changes in Securities and Use of Proceeds

      In April 2002, the Company completed a private placement of $75.0 million in aggregate principal amount of its 7 3/4% secured senior subordinated convertible debentures due 2005 to three institutional investors. The Company also issued warrants to purchase up to 7,500,000 shares of its common stock in the transaction to the investors, and a warrant to purchase 293,805 shares of its common stock to the placement agent for the transaction. The private placement resulted in gross proceeds to the Company, prior to the exercise of the warrants, of approximately $62.3 million. The sale of the debentures and the warrants closed on April 22, 2002. The debentures are convertible into SONICblue common stock at a conversion price of $19.22 per share subject to standard anti-dilution adjustments. The warrants are fully vested and exercisable at any time until April 22, 2007 at an exercise price of $3.39 per share subject to standard anti-dilution adjustments. The Company’s repayment obligation on the debentures is secured by a pledge of 21,426,586 shares of UMC stock. The institutional investors also have an option to purchase these UMC shares from the Company. Under the terms of the debentures the Company may pay up to 50% of the interest payments on the debentures in shares of its common stock. The Company relied on the exemption provided by Section 4(2) of the Securities Act of 1933 (the “Act”) and Regulation D under the Act, because the transaction did not involve a public offering and each of the three institutional investors represented that it was an “accredited investor” as such term is defined by the rules of the Securities and Exchange Commission promulgated under the Act.

      In April and May 2002, in connection with the settlement of class action lawsuits filed at various times in 1997, the Company issued an aggregate of 1,897,643 shares of its common stock to one plaintiff and to plaintiffs’ counsel. For the issuance of 300,000 shares, the Company relied on the exemption provided by Section 4(2) of the Act. The issuance of the remaining 1,597,643 shares were exempt from registration pursuant to Section 3(a)(10) of the Act.

Item 4.     Submission of Matters to a Vote of Security Holders

      (a) The Annual Meeting of Stockholders was held on May 22, 2002.

      (b) The matters voted upon at the meeting and results of the voting with respect to those matters were as follows:

(1) Election of Directors.

	Votes For	Withheld

Kenneth F. Potashner	61,690,898	10,258,102
Edward M. Esber, Jr.	61,765,302	10,183,698
Terry N. Holdt	61,780,682	10,168,318
Robert P. Lee	61,777,852	10,171,148
James T. Schraith	61,777,145	10,171,855

(2) Confirmation of Ernst & Young LLP as the Company’s independent auditors.

Votes For	Against	Abstain

71,098,305	740,784	109,911

Item 6.     Exhibits and Reports on Form 8-K

      (a) Exhibits:

      None.

      (b) Reports on Form 8-K:

      On April 23, 2002, SONICblue filed a current report on Form 8-K reporting under Item 5 the issuance and sale of $75 million aggregate principal amount of its 7 3/4% secured senior subordinated convertible debentures due 2005 and warrants to purchase up to 7.5 million shares of its common stock.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SONICBLUE INCORPORATED
(Registrant)

/s/ MARCUS SMITH

Marcus Smith
Vice President and Interim Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)

Date: August 14, 2002

This certification by the Company’s interim chief executive officer and interim chief financial officer of this report on Form 10-Q, as required by Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. §1350) have been submitted to the Securities and Exchange Commission as additional correspondence accompanying this report.