Form 10-Q
period 2002-09-30
SONICBLUE INC
filed 2002-11-14
CIK 850519

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

 (Mark One)
    [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934



             FOR THE QUARTER ENDED SEPTEMBER 30, 2002



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

     The number of shares of the Registrant's Common Stock, $0.0001 par value, outstanding at November 1, 2002 was 97,748,427.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             SONICBLUE INCORPORATED

                                   FORM 10-Q

                                     INDEX

                                                                        PAGE
                                                                        ----
           PART I.  CONDENSED CONSOLIDATED FINANCIAL INFORMATION
Item 1.  Condensed Consolidated Financial Statements:
         Condensed Consolidated Balance Sheets at September 30, 2002
         and December 31, 2001.......................................     2
         Condensed Consolidated Statements of Operations for the
         three months and nine months ended September 30, 2002 and
         2001........................................................     3
         Condensed Consolidated Statements of Cash Flows for the nine
         months ended September 30, 2002 and 2001....................     4
         Notes to Unaudited Condensed Consolidated Financial
         Statements..................................................     5
Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations...................................    16
Item 3.  Quantitative and Qualitative Disclosures About Market
         Risk........................................................    41
Item 4.  Controls and Procedures.....................................    42

                        PART II.  OTHER INFORMATION
Item 1.  Legal Proceedings...........................................    42
Item 6.  Exhibits and Reports on Form 8-K............................    44
Signatures...........................................................    46
Certifications.......................................................    47
Exhibit Index........................................................    49

             PART I.  CONDENSED CONSOLIDATED FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             SONICBLUE INCORPORATED

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2002            2001
                                                              -------------   ------------
                                                               (UNAUDITED)
                                                                 (IN THOUSANDS, EXCEPT
                                                                    PER SHARE DATA)
                                          ASSETS
Current assets:
  Cash and other investments................................    $  12,818      $  22,081
  Investment -- UMC.........................................       64,679         75,907
  Accounts receivable, net..................................       60,664         30,986
  Inventories...............................................       28,834         20,571
  Prepaid expenses and other................................        6,685          8,003
                                                                ---------      ---------
          Total current assets..............................      173,680        157,548
Property and equipment, net.................................        6,164          7,218
Investment -- UMC...........................................       25,184         86,886
Deferred income taxes.......................................        7,665         15,197
Goodwill and intangible assets..............................      124,514        128,426
Other assets................................................        5,664         18,232
                                                                ---------      ---------
       Total................................................    $ 342,871      $ 413,507
                                                                =========      =========
                           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Line of credit............................................    $  28,533      $  15,826
  Accounts payable..........................................       40,496         46,556
  Accrued liabilities.......................................       88,485        116,304
  Deferred income taxes.....................................        7,665         15,197
                                                                ---------      ---------
          Total current liabilities.........................      165,179        193,883
Other long-term liabilities.................................       23,945         22,764
Convertible subordinated notes..............................      146,349        103,300
                                                                ---------      ---------
          Total liabilities.................................      335,473        319,947
                                                                ---------      ---------
Stockholders' equity:
  Preferred stock, $0.0001 par value; 5,000,000 shares
     authorized; none issued or outstanding.................           --             --
  Common stock, $0.0001 par value; 175,000,000 shares
     authorized; 97,675,790 and 93,464,528 shares issued and
     outstanding at September 30, 2002 and December 31,
     2001, respectively.....................................           10              9
  Additional paid-in capital................................      614,380        583,922
  Unearned stock based compensation.........................       (1,628)        (3,801)
  Accumulated other comprehensive gain (loss)...............      (45,415)           993
  Retained earnings (accumulated deficit)...................     (559,949)      (487,563)
                                                                ---------      ---------
Stockholders' equity........................................        7,398         93,560
                                                                ---------      ---------
          Total.............................................    $ 342,871      $ 413,507
                                                                =========      =========

    See accompanying notes to the unaudited condensed consolidated financial statements.

                             SONICBLUE INCORPORATED

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                 THREE MONTHS ENDED               NINE MONTHS ENDED
                                            -----------------------------   -----------------------------
                                            SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,
                                                2002            2001            2002            2001
                                            -------------   -------------   -------------   -------------
                                                     (UNAUDITED)                     (UNAUDITED)
                                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net sales.................................    $ 78,393        $ 54,783        $205,143        $ 134,177
Cost of sales.............................      73,289          46,572         175,267          210,246
                                              --------        --------        --------        ---------
Gross profit (loss).......................       5,104           8,211          29,876          (76,069)
Operating expenses:
  Research and development................       3,925           6,627          12,330           23,748
  Selling, marketing and administrative...      14,916          19,246          44,354           78,231
  Restructuring, impairment and in-process
     R&D..................................       7,603          11,426          21,234          134,537
  Amortization of goodwill, intangibles
     and deferred compensation............       3,883           5,402          11,984           27,690
                                              --------        --------        --------        ---------
          Total operating expenses........      30,327          42,701          89,902          264,206
                                              --------        --------        --------        ---------
Loss from operations......................     (25,223)        (34,490)        (60,026)        (340,275)
Gain (loss) on UMC investment.............          --         (17,715)          5,133         (545,672)
Gain (loss) on other investments..........      (2,927)         (3,119)         (6,593)         (24,709)
Interest expense..........................      (5,548)         (2,696)        (12,159)          (8,844)
Other income (expense), net...............       1,336           2,730           1,259            1,666
                                              --------        --------        --------        ---------
Income (loss) before income taxes.........     (32,362)        (55,290)        (72,386)        (917,834)
Income tax expense (benefit)..............          --              --              --         (214,233)
                                              --------        --------        --------        ---------
Net income (loss).........................    $(32,362)       $(55,290)       $(72,386)       $(703,601)
                                              ========        ========        ========        =========
Earnings (loss) per share amounts
  Basic...................................    $  (0.33)       $  (0.62)       $  (0.75)       $   (8.34)
  Diluted.................................    $  (0.33)       $  (0.62)       $  (0.75)       $   (8.34)
Shares used in computing per share
  amounts:
  Basic...................................      97,650          89,873          96,165           84,346
  Diluted.................................      97,650          89,873          96,165           84,346

    See accompanying notes to the unaudited condensed consolidated financial statements.

                             SONICBLUE INCORPORATED

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                    NINE MONTHS ENDED
                                                              -----------------------------
                                                              SEPTEMBER 30,   SEPTEMBER 30,
                                                                  2002            2001
                                                              -------------   -------------
                                                                       (UNAUDITED)
                                                                     (IN THOUSANDS)
Operating activities
  Net income (loss).........................................    $ (72,386)      $(703,601)
  Adjustments to reconcile net income (loss) to the net cash used for operating activities:
     Deferred income taxes..................................           --        (214,233)
     Depreciation...........................................        2,040           4,697
     Amortization...........................................       11,984          27,394
     Restructuring, impairment & write-off of in-process
      R&D...................................................         (130)          5,078
     Impairment/write-off of long-lived assets..............          223         113,975
     (Gain) loss on UMC investment..........................       (5,132)        545,672
     Loss on other investments..............................        6,592          25,005
     Interest expense accretion.............................        3,743              --
     Changes in assets and liabilities:
       Accounts receivable..................................      (31,513)         15,397
       Inventories..........................................       (8,263)         30,117
       Prepaid expenses and other assets....................        1,282             153
       Accounts payable.....................................       (3,721)         (3,170)
       Accrued liabilities and other long-term
        liabilities.........................................      (15,811)         36,740
                                                                ---------       ---------
          Net cash used for operating activities............     (111,094)       (116,776)
                                                                ---------       ---------
Investing activities
  Property and equipment purchases..........................       (1,209)           (802)
  Sales and maturities of short-term investments............       38,877         178,925
  Acquisitions, net of cash acquired........................           --         (27,218)
  Equity investment in technology companies.................         (700)             --
  Other.....................................................         (600)         (7,618)
                                                                ---------       ---------
          Net cash from (used for) investing activities.....       36,368         143,287
                                                                ---------       ---------
Financing activities
  Sale of common stock......................................        1,130           3,670
  Net borrowing (repayments) under credit lines.............       12,707         (53,644)
  Proceeds from convertible debt, net.......................       58,470              --
                                                                ---------       ---------
          Net cash provided by (used for) financing
            activities......................................       72,307         (49,974)
                                                                ---------       ---------
Effect of exchange rate changes.............................          (14)            (16)
                                                                ---------       ---------
Net increase (decrease) in cash and cash equivalents........       (2,433)        (23,479)
Cash and cash equivalents at beginning of period............       15,251          36,582
                                                                ---------       ---------
Cash and cash equivalents at end of period..................    $  12,818       $  13,103
                                                                =========       =========

    See accompanying notes to the unaudited condensed consolidated financial statements.

                             SONICBLUE INCORPORATED

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

     The condensed consolidated financial statements have been prepared by SONICblue Incorporated, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and include the accounts of SONICblue Incorporated and its wholly owned subsidiaries ("SONICblue" or collectively the "Company"). All significant inter-company balances and transactions have been eliminated. Investments in entities in which the Company does not have control, but has the ability to exercise significant influence over operating and financial policies, are accounted for by the equity method. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such principles and the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, the financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position of the Company at September 30, 2002 and December 31, 2001, and the operating results and cash flows for the nine months ended September 30, 2002 and 2001. These financial statements and notes should be read in conjunction with the Company's audited financial statements and notes thereto for the year ended December 31, 2001, included in the Company's Form 10-K filed with the Securities and Exchange Commission.

     The results of operations for the three and nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the future periods or the year ending December 31, 2002. Certain reclassifications of 2001 amounts were made in order to conform to the 2002 presentation.

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

     The purchase price of $21.7 million includes $7.2 million of stock issued at fair value (fair value being determined as the average price of SONICblue common stock at the date the exchange ratio was fixed per the merger agreement), $0.3 million of stock option costs, cash paid to Sensory Science of $9.8 million and $4.4 million in estimated expenses of the transaction. The purchase price was allocated as follows: $(1.6) million to the estimated fair value of the Sensory Science net tangible assets purchased, $0.9 million to purchased in-process research and development, $0.9 million to purchased existing technology, $1.2 million to trade names, $5.0 million to distribution channel relationships and $15.3 million to goodwill and workforce in

                             SONICBLUE INCORPORATED
place. Goodwill is recorded as a result of consideration paid in excess of the fair value of net tangible and intangible assets acquired, principally due to estimated synergies of the acquisition. Identified acquisition related intangible assets are amortized on a straight-line basis, generally over a five-year period. In accordance with Statement of Financial Accounting Standards No. 142, goodwill amortization ceased effective January 1, 2002. The allocation of the purchase price to intangibles was based upon management's estimates.

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

     The purchase price of $50.1 million includes $26.5 million of stock, $2.8 million of stock option costs, cash paid to ReplayTV of $20.0 million and $0.8 million in estimated expenses of the transaction. The purchase price was allocated as follows: $(49.1) million to the estimated fair value of the ReplayTV net tangible assets purchased, $4.2 million to purchased in-process research and development, $17.5 million to purchased existing and core technology, $19.5 million to non-compete agreements, $4.8 million to deferred compensation and $53.2 million to goodwill. Goodwill is recorded as a result of consideration paid in excess of the fair value of net tangible and intangible assets acquired, principally due to estimated synergies of the acquisition and the value of the workforce acquired. Goodwill will not be amortized, but will be reviewed periodically for potential impairment, in accordance with SFAS 142. The identified acquisition related intangible assets are amortized on a straight-line basis, generally over a five-year period. The allocation of the purchase price to intangibles was based upon a third party appraisal.

3.  SIGNIFICANT ACCOUNTING POLICIES

  REVENUE RECOGNITION

     Revenue for product sales to customers where (a) persuasive evidence that an arrangement exists, (b) delivery has occurred or services have been rendered,
(c) our price to the buyer is fixed or determinable, and (d) collectibility is reasonably assured is recognized upon product shipment. Revenue for product sales to customers where one of these criteria are not initially met is deferred until such criteria have been met. SONICblue recognizes revenue on all Rio brand players and Diamond brand modems sold through distribution channels on a sell-through basis deferring all revenue until product is sold to the final customer. Revenue from our ReplayTV branded products is recognized ratably over the estimated service period.

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

  INVENTORIES

     Inventories consist of raw materials, work in process and finished goods and are stated at the lower of cost (first-in, first-out) or market. Our products are manufactured, assembled and tested by contract manufacturers. In determining market value, we make assumptions about future demand and market conditions. We

                             SONICBLUE INCORPORATED
utilize a rolling forecast to determine excess and obsolete or slow moving inventory reserve requirements. We may apply judgment to the amounts thus identified in establishing the reserve requirements. If actual conditions are less favorable than the assumptions used, additional inventory write-downs may be required.

     Inventories consisted of:

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2002            2001
                                                              -------------   ------------
                                                                     (IN THOUSANDS)
Raw materials...............................................     $ 3,957        $ 2,819
Work in process.............................................       3,372          1,188
Finished goods..............................................      21,505         16,564
                                                                 -------        -------
  Total.....................................................     $28,834        $20,571
                                                                 =======        =======

  HEDGE ACCOUNTING

     In April 2002, we completed a private placement of $75.0 million in aggregate principal amount of our 7 3/4% secured senior subordinated convertible debentures due 2005 to three institutional investors. Our repayment obligation on the debentures is secured by a pledge of 24,640,574 shares of United Microelectronics Corporation stock. The institutional investors also have an option to purchase these UMC shares from us at an exercise price of $1.78 per share. We recorded the liability associated with this option of $9.9 million as of April 2002. For the three months ended June 30, 2002 and September 30, 2002, respectively, we recorded gains of $6.4 million and 1.9 million in gain (loss) on other investments due to the mark-to-market gain on this option. In the nine months ended September 30, 2002, we recorded gains of $8.3 million in gain
(loss) on other investments due to the mark-to-market gain on this option from April 19, 2002 to July 31, 2002. Effective July 31, 2002, we authorized the option to purchase UMC shares as a hedge transaction and in accordance with SFAS 133 any future fluctuations in market value will be offset as a perfect hedge against our underlying UMC holdings. As part of our overall objectives and risk management strategies we do not actively pursue hedge instruments. This hedge resulted from our recent debt financing.

4.  INVESTMENTS

  INVESTMENT IN UMC

     In 1995, SONICblue entered into a joint foundry venture with UMC to build United Semiconductor Corporation, or USC, a semiconductor manufacturing facility in Taiwan, R.O.C. In January 2000, USC merged with UMC and, as a result of the merger SONICblue received 252 million UMC shares in exchange for 252 million USC shares. The Company also received stock dividends of approximately 50, 32 and 15 million shares of UMC stock, in April 2000, August 2001 and August 2002, respectively. The Company sold 191 million shares of UMC stock in 2001 and 23 million shares in the first nine months of 2002 on the Taiwan Stock Exchange. Under the terms of the USC merger with UMC, a portion of the original number of UMC shares received by SONICblue are subject to restrictions on their sale that lapse over a three-year period from the date of the merger. At September 30, 2002, approximately 25 million shares were subject to restrictions on sale that will lapse in one year or more and are recorded at adjusted cost as a long-term investment. The unrestricted shares and shares where the restrictions will lapse in one year or less are recorded as a current asset and are marked-to-market value through other comprehensive income as required by SFAS 115.

     At December 31, 2000, the market value of the investment in UMC had declined to an amount significantly below its original cost basis. It was determined at that point that this decline was related to the

                             SONICBLUE INCORPORATED
downturn in the semiconductor industry as a whole and was temporary in nature due to the historically cyclical nature of the industry. During the first half of 2001, the Company concluded that the downturn in the semiconductor industry and the economy in general appeared to be more severe than previously anticipated and that there was a great deal of uncertainty regarding when the semiconductor industry would recover from this down cycle. At that time SONICblue concluded that the decline in value of UMC was other than temporary and it reported an unrealized loss on the UMC investment of $468 million based on the market value at June 20, 2001. For the nine months ended September 30, 2002, the Company realized a gain of $5.1 million related to its sale of 23 million UMC shares.

     As of September 30, 2002, SONICblue's 120 million short and long-term UMC shares were worth approximately $90 million, based on the closing price of UMC shares on the Taiwan Stock Exchange and the prevailing U.S. dollar to New Taiwan Dollar exchange rate on that date. The Company's available-for-sale portion of its UMC shares is marked-to-market through other comprehensive income as required by SFAS 115 for changes in market value. If any future decline is considered to be other than temporary, the decrease in value of both the available-for-sale and long-term portions of the Company's UMC investment will be recorded as expense in the statement of operations.

  INVESTMENT IN RIOPORT, INC.

     In October 1999, SONICblue caused RioPort, Inc. (formerly RioPort.com, Inc.), which was a wholly owned subsidiary of SONICblue, to sell shares of its preferred stock to third party investors. RioPort is developing an integrated platform for acquiring, managing and experiencing music and spoken audio programming from the Internet. As a result, SONICblue retained a minority investment in RioPort and accounts for its investment using the equity method. In addition, in November 1999, SONICblue received $10.9 million for the sale to RioPort of OneStep, LLC, a software development company. In June 2000, RioPort sold additional preferred stock to third party investors. As part of this financing, the Company invested an additional $10.7 million in RioPort, maintaining its percentage ownership of RioPort. In the fourth quarter of 2000, RioPort sold additional preferred stock to third party investors. In the first nine months of 2002 the Company provided $1 million of bridge financing to RioPort along with two other investors for a total bridge loan of $3 million. In the third quarter 2002, RioPort raised additional financing in which SONICblue did not participate. On October 16, 2002, RioPort announced that it had completed a merger transaction with Ecast, Inc. and, as a result, SONICblue's debt and equity investments in RioPort were converted into Ecast stock. SONICblue now holds less than 2% of Ecast's outstanding stock and director's and officer's of the Company hold less than 1% of Ecast's outstanding stock. The Company recorded its equity in the loss on RioPort of $2.0 million and $0.1 million for the nine months ended September 30, 2002 and 2001, respectively. As of September 30, 2002, the Company was a contingent guarantor of RioPort's $2 million bank line of credit. As of September 30, 2002 the bank balance was $0.3 million and is included in SONICblue's cumulative reported losses related to its RioPort investments.

  INVESTMENT IN S3-VIA, INC.

     In November 1999, the Company established a 50.1% majority-owned corporate joint venture with VIA Technologies, Inc. to bring high-performance integrated graphics and core logic chip sets to the volume OEM desktop and notebook PC markets. S3-VIA has exclusive access to both companies' technology and distribution rights for developed products between SONICblue and VIA. The Company consolidated the accounts of S3-VIA in its consolidated financial statements through the third quarter of 2001. VIA, acting as S3-VIA's exclusive distributor, orders product from S3-VIA upon VIA's receipt of a third-party order. Revenues are recognized by S3-VIA upon shipment to VIA. In the fourth quarter of 2001, the Company terminated its participation in the management of S3-VIA. As a result, the Company wrote off the net assets of the joint venture, which resulted in an unrecognized gain of $0.7 million. Since the actual process of

                             SONICBLUE INCORPORATED
withdrawing from the venture will continue and ultimately be a part of other negotiations that are on-going with VIA, the Company has deferred recognition of any gain until a comprehensive settlement of all outstanding issues is reached with VIA.

5.  INTANGIBLE ASSETS

     Intangible assets subject to amortization at December 31, 2001 totaled $56.5 million, which we expect will be amortized as follows: $13.6 million for the year 2002, $12.9 million for the year 2003, $12.1 million for the year 2004, $10.4 million for the year 2005 and $7.5 million for the year 2006. Intangible assets were $43.9 million at September 30, 2002.

     We had goodwill of $80.6 million at September 30, 2002. Consistent with the implementation of SFAS 142, we ceased to amortize goodwill beginning January 1, 2002. In accordance with SFAS 142, we assess goodwill for impairment on at least an annual basis and will record any impairment charge in the period of the assessment. We adopted SFAS 142 on January 1, 2002. During the second quarter of 2002, we performed the first of the required impairment tests of goodwill as of January 1, 2002, and determined that no impairment had occurred.

     In accordance with SFAS 142, companies are required in the year of adoption to exclude the impact of SFAS 142 from comparable interim periods until pre-adoption periods are no longer presented. The following table adjusts the Company's net loss to exclude the effects of goodwill and assembled workforce amortization during the period ended September 30, 2001:

                                                              THREE MONTHS ENDED
                                                                 SEPTEMBER 30,
                                                              -------------------
                                                                2002       2001
                                                              --------   --------
                                                                (IN THOUSANDS)
Reported net loss...........................................  $(32,362)  $(55,290)
Plus FAS 142 adjustments:
  Goodwill amortization.....................................        --      1,716
  Assembled workforce amortization..........................        --        187
                                                              --------   --------
Adjusted net loss...........................................  $(32,362)  $(53,387)
                                                              ========   ========
Adjusted net loss per share.................................  $  (0.33)  $  (0.59)

6.  LINE OF CREDIT

     Sensory Science Corporation has loans under a line of credit with a financial institution. The line of credit was amended on September 30, 2002 and October 29, 2002 to, among other things, change the maturity date, increase the maximum amount of the line of credit, delete a borrowing limit and delete a collateral requirement. The amended line of credit has a maturity date of March 1, 2003, and the maximum line of credit is $40.0 million limited by a borrowing base determined by specific inventory and receivable balances of Sensory Science and an availability block of $5.0 million. The line of credit is collateralized by assets of Sensory Science and by a guarantee of SONICblue. Interest is charged at prime plus 1.0%. Borrowings were $28.5 million under this facility at September 30, 2002.

7.  EARNINGS (LOSS) PER SHARE

     Basic earnings (loss) per share ("EPS") are computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that would occur from any instrument or options, which could result in additional

                             SONICBLUE INCORPORATED
common shares being issued. When computing earnings (loss) per share, the Company includes only potential common shares that are dilutive. Exercise of options and conversion of convertible debt in the three months and nine months ended September 30, 2002 and 2001 are not assumed because the result would have been anti-dilutive.

8.  COMPREHENSIVE INCOME (LOSS)

     The Company's available-for-sale securities and foreign currency translation adjustments are included in other comprehensive income (loss).

     The following are the components of accumulated other comprehensive income
(loss), net of tax:

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2002            2001
                                                              -------------   ------------
                                                                     (IN THOUSANDS)
Unrealized gain (loss) on investments.......................    $(37,004)       $ 9,390
Foreign currency translation adjustments....................      (8,411)        (8,397)
                                                                --------        -------
Accumulated other comprehensive income (loss)...............    $(45,415)       $   993
                                                                ========        =======

     The following schedule of other comprehensive income (loss) shows the gross current-period income (loss):

                                                               NINE MONTHS ENDED
                                                                 SEPTEMBER 30,
                                                              -------------------
                                                                2002       2001
                                                              --------   --------
                                                                (IN THOUSANDS)
Net unrealized gain (loss) on investments...................  $(46,394)  $(40,029)
Foreign currency translation adjustments....................       (14)    (8,418)
                                                              --------   --------
Other comprehensive income (loss)...........................  $(46,408)  $(48,447)
                                                              ========   ========

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

     Beginning in November 1997, a number of complaints were filed in federal and state courts seeking unspecified damages on behalf of an alleged class of persons who purchased shares of SONICblue's common stock at various times between April 18, 1996, and November 3, 1997. The complaints named as defendants SONICblue, certain of its officers and former officers, certain directors of SONICblue, and Deloitte & Touche, the company's former auditors, and asserted that they violated federal and state securities laws by misrepresenting and failing to disclose certain information about SONICblue's business. In addition, certain stockholders filed derivative actions in the state courts of California and Delaware seeking recovery on behalf of SONICblue, alleging, among other things, breach of fiduciary duties by such individual defendants. The plaintiffs in the derivative action in Delaware took no steps to pursue their case. The derivative cases in California State court were consolidated, and plaintiffs filed a consolidated amended complaint. The court

                             SONICBLUE INCORPORATED
entered a stipulated order in those derivative cases suspending court proceedings and coordinating discovery in them with discovery in the class actions in California State courts. In late 2001, the derivative plaintiffs gave notice terminating that stay, and the parties stipulated that a second amended consolidated complaint might be filed in April 2002. On plaintiffs' motion, the federal court dismissed the federal class actions without prejudice. The class actions in California State court were consolidated, and plaintiffs filed a consolidated amended complaint. SONICblue answered that complaint and discovery proceeded. In January 2001, four of the insurance carriers which issued directors and officers insurance to SONICblue filed suit against all parties named as defendants in the securities litigation, claiming that the carriers have no obligation to provide coverage under the California Insurance Code. In May 2001, the court entered an order staying the insurance action pending resolution of the securities litigation. In February 2002, the California Superior Court for Santa Clara County entered its preliminary approval of an agreement to settle the consolidated state court class action lawsuit. Under the terms of the class action settlement, SONICblue will contribute 2,401,501 shares of SONICblue common stock and Deloitte & Touche will contribute up to $250,000 in full settlement of all claims. In April 2002, the Superior Court granted final approval to that settlement, dismissing the case. In May 2002, the Superior Court also approved the settlement of the related California derivative litigation. The derivative settlement calls for the defendants to contribute to the settlement their respective benefits under certain directors and officers insurance policies in an amount of approximately $4.6 million which, net of attorneys' fees and litigation costs, would be paid to SONICblue, which payments have been made. The total net cost of these settlements to SONICblue, net of insurance, is expected to approximate $8.6 million. These charges were recorded in SONICblue's fourth quarter ended December 31, 2001. In addition the Company settled the claim of a purchaser of the Company's common stock in 1996 and 1997, by payment of $100,000 and 300,000 shares of the Company's common stock, the net cost of which was recorded in the quarter ended March 31, 2002. The judgments in the class action and the derivative litigation are both final, and the insurance litigation has been dismissed.

     SONICblue has also been defending several putative class action lawsuits naming Diamond, which were filed in June and July 1996 and June 1997 in the California Superior Court for Santa Clara County and the U.S. District Court for the Northern District of California. The plaintiffs alleged that Diamond and the other defendants made various material misrepresentations and omissions during the class period. The parties have agreed to settle this matter for a payment of $15.0 million, and final court approval of that settlement was obtained, and the cases dismissed, in April 2002. SONICblue funded $4.5 million of the settlement in November 2000. SONICblue previously accrued this amount in connection with the merger with Diamond. SONICblue believes that Diamond's insurance covers the remaining $10.5 million of the settlement; Diamond's insurers have funded that amount into the settlement, although one of these insurers has commenced arbitration disputing its obligation to pay $3.0 million of the $10.5 million. The contesting insurer maintains that indemnification of its share of the settlement is barred by virtue of a recent California appellate decision. The arbitration tribunal issued an order in April 2002, stating that the California state law claim in the class action was uninsurable, but that factual questions were presented as to the allocation of the settlement amount as between the state law claim and other claims included in the settlement documents. Further briefs have been submitted on the allocation issue and, on November 13, 2002, the arbitration tribunal issued its order awarding the insurer $1,914,250 plus interest from November 1, 2000.

     On February 14, 2000, Robert C. Price filed a purported class action lawsuit in the Circuit Court of Monroe County, State of Indiana against the Company and Diamond alleging violations of the California Business and Professions Code section 17200 and the California Song-Beverly Act, which covers consumer warranties. The lawsuit alleges that certain of the Company's Rio 300 MP3 player retail boxes, which were discontinued in approximately 1999, are misleading because the boxes indicate that computer software included in the package allows the purchaser to convert audio tracks on CDs to the MP3 audio format, but the software included with the product permitted only 50 conversions. The Company answered the complaint on

                             SONICBLUE INCORPORATED

April 27, 2000, denying plaintiff's allegations. Status conferences were conducted on July 26, 2000, January 10, 2001, and April 17, 2002. Discovery has commenced. No class has been certified, but the briefing on the plaintiff's motion for class certification is expected to be completed by Winter 2002/03, with a hearing on class certification issues to be scheduled thereafter. SONICblue intends to contest the certification of the purported class, dispute the lawsuit's allegations and defend this action vigorously.

     In October and November, 2001, a group of 28 entertainment companies including, among others, Paramount Pictures Corporation, Disney Enterprises, Inc. and the three major television networks filed four lawsuits against SONICblue and its ReplayTV, Inc. subsidiary in the U.S. District Court in Los Angeles, California. The lawsuits allege that the Company's manufacture and sale of the ReplayTV 4000 and subsequent iterations of digital recorders, which allow users to skip commercials, delete recordings only when instructed to by users, and enable use of the Internet to send recorded material to other ReplayTV users, constitutes copyright infringement, among other claims. The plaintiffs in the lawsuits are seeking an injunction prohibiting the Company from including these features in its video products. The parties have commenced discovery. The District Court has scheduled a trial for October 2003. SONICblue disputes the plaintiffs' claims and intends to defend this action vigorously.

     In June, 2002, a group of five individual ReplayTV 4000 owners filed a lawsuit in the United States District Court in Los Angeles against the 28 entertainment companies described above, seeking a declaration that their use of the ReplayTV 4000 device is fair use and does not infringe copyrights. Those individuals named SONICblue and its ReplayTV, Inc. subsidiary as nominal defendants, although those individuals' interests are substantially aligned with the Company's position. This complaint does not demand any affirmative relief against the Company, but purports to reserve the right to amend to seek an injunction to prohibit the Company from discontinuing support for features that were advertised or served as inducements for consumers' purchases, absent restitution to such consumers. This lawsuit has been consolidated for discovery with the Paramount Pictures and related lawsuits.

     In November 2001, Pac Tec, a division of La France Corporation, filed a civil action against the Company and one of its suppliers, Manufacturers' Services Limited, in the United States District Court for the Eastern District of Pennsylvania, alleging claims against both defendants jointly for breach of contract and promissory estoppel. The plaintiff seeks damages in excess of $2.5 million, plus prejudgment interest and costs of suit. In August 2002, the Court granted the Company's motion to dismiss the plaintiff's claims for recovery of consequential damages. The parties have propounded written discovery, and the Court has set a tentative trial date in the case of March 10, 2003. SONICblue intends to dispute the plaintiff's claims and vigorously defend itself against this action.

     In November 2001, four former holders of ReplayTV preferred shares filed a petition for appraisal in the Chancery Court in the State of Delaware asserting their dissenters rights of appraisal and seeking the fair value of their ReplayTV shares in cash in lieu of the SONICblue shares to be issued to them as provided in SONICblue's merger agreement with ReplayTV. In December 2001, ReplayTV filed its response to plaintiffs' petition. In addition, in December 2001, the same four former holders of ReplayTV preferred shares filed a complaint in the Chancery Court in the State of Delaware asserting that ReplayTV and its former directors breached their fiduciary duties in connection with Replay TV's merger by engaging in self-dealing, failing to make appropriate disclosures to shareholders and failing to maximize the value for them in the merger, resulting in an allocation of an insufficient amount of the merger consideration to the ReplayTV preferred stockholders. The complaint seeks "at least $7,249,990.50" in damages. In its merger agreement with ReplayTV, SONICblue agreed to indemnify ReplayTV's former directors against this type of lawsuit, among other things. In February 2002, ReplayTV and the former ReplayTV directors filed their answer. SONICblue and ReplayTV intend to dispute the plaintiffs' claims and vigorously defend these actions. The cases are currently in the pretrial discovery stage.

                             SONICBLUE INCORPORATED

     On November 28, 2001, TechSearch, LLC filed a complaint for patent infringement against a number of consumer electronics companies, including SONICblue, in the United States District Court for the Northern District of Illinois. TechSearch's complaint generally alleges that SONICblue is infringing one of its patents by making, selling, and offering to sell its Rio Volt CD players that are capable of playing CDs encoded with audio tracks in the MP3 format. SONICblue intends to dispute the plaintiff's claims and vigorously defend itself against the allegations made in TechSearch's complaint. This action was stayed by order of the Court on or about May 1, 2002, pending a reexamination of the patent asserted by TechSearch by the U.S. Patent and Trademark Office. The stay was extended by court order on or about September 10, 2002.

     On December 12, 2001, SONICblue filed a complaint for patent infringement against TiVo Inc. in the United States District Court for the Northern District of California. SONICblue's complaint generally alleges that TiVo is infringing one of its patents by licensing and offering to license its DVR technology and offering its program guide service. In response, TiVo filed an answer and counterclaim against SONICblue that denies infringement of SONICblue's patent and that alleges that the patent is invalid. On January 23, 2002, TiVo filed a separate action in the same court, but assigned to a different judge, that generally alleges that SONICblue is infringing one of TiVo's patents by making, selling and offering to sell its ReplayTV DVRs. In response to TiVo's complaint, SONICblue filed an answer and counterclaim denying infringement and alleging that TiVo's patent is invalid. The parties have settled the cases, and each has lodged stipulations for dismissal with the Court.

     On October 17, 2001, Skyline Capital Associates, LLC filed a lawsuit in the San Mateo County Superior Court alleging that SONICblue breached an agreement for tax consulting services and seeking payment of $3.2 million for consulting fees and interest. In November 2001, SONICblue filed a counter claim against Skyline for $750,000. In March 2002, SONICblue, Skyline and Skyline's principal entered into a settlement agreement pursuant to which the parties would resolve their dispute for $2.4 million. In June 2002, after SONICblue had paid approximately $2.3 million under the settlement agreement, a dispute over the settlement arose. SONICblue intends to dispute the plaintiff's claims and defend this action vigorously.

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

     On or about August 21, 2001, VIA Technologies, Inc. commenced an arbitration proceeding against the Company that is currently pending before the International Centre for Dispute Resolution (the international division of the American Arbitration Association). In November 2001, the Company responded to the demand for arbitration, denying liability and asserting various other defenses. An arbitrator was appointed on July 24, 2002, and on or about September 20, 2002, VIA, joined by S3 Graphics Co., Ltd. as a co-claimant, filed a First Amended Demand for Arbitration, seeking, among other things, damages of approximately $8.0 million and an order of specific performance to correct alleged errors in the Closing Balance Sheet for the transactions contemplated by the investment agreement between the parties in the amount of approximately $4.1 million as well as recovery of costs and attorneys' fees. The Company filed a Statement of Defense to the First Amended Demand for Arbitration and Counterclaim in which it, among other things, denied liability, alleged that the tribunal lacked jurisdiction over certain of the claims included in the First Amended Demand

                             SONICBLUE INCORPORATED
for Arbitration and conditionally asserted counterclaims for breach of the investment agreement. The parties are presently briefing the jurisdictional issues. There has been no discovery in the proceeding, and a hearing date has not yet been set. SONICblue intends to defend this action vigorously.

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

10.  NEW ACCOUNTING PRONOUNCEMENTS

     On July 30, 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities (SFAS No. 146). The standard replaces EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" and requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS 146 is effective prospectively to exit or disposal activities initiated after December 31, 2002.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. The provisions of SFAS 144 were effective January 1, 2002. The adoption of SFAS 144 did not have an impact on the Company's consolidated financial position and results of operations.

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

     Due to the circumstances created by the significant downturns in the digital media markets, the Company recorded an impairment charge against the goodwill and intangibles associated with its acquisitions of Diamond Multimedia, RioPort, and Empeg Limited in the second quarter of 2001. These downturns negatively affected the forecasted revenues and cash flows from the Diamond and Empeg Limited businesses acquired in 1999 and 2000, respectively. In accordance with the Company's policy, undiscounted cash flows indicated that the assets were impaired. The Company calculated the impairment charge by comparing the expected discounted future cash flows to the carrying amount of the related intangible assets.

     In the first nine months of 2002, the Company continued the restructuring efforts described above. Specific actions taken included a further reduction of the Company's workforce worldwide by approximately 170 employees and consolidation of facilities. Restructuring expenses of $21.2 million in the first nine months

                             SONICBLUE INCORPORATED
of 2002 related to the restructuring plan included personnel severance compensation and related expenses ($4.1 million), and facilities related expenses and other costs ($17.1 million).

     The related accrued restructuring charges activity was as follows:

                                                SEVERANCE         REDUNDANT
                                             COMPENSATION AND    FACILITIES     CONTRACT AND
                                             RELATED EXPENSES   RELATED COSTS   OTHER COSTS     TOTAL
                                             ----------------   -------------   ------------   -------
                                                                  (IN THOUSANDS)
Balance at December 31, 2001...............      $ 2,643           $ 6,563         $1,387      $10,593
  Restructuring Charges....................        4,074            16,853            307       21,234
  Cash Payments............................       (2,459)           (2,669)          (447)      (5,575)
  Non-Cash Charges.........................           --              (619)          (348)        (967)
                                                 -------           -------         ------      -------
Balance at September 30, 2002..............      $ 4,258           $20,128         $  899      $25,285
                                                 =======           =======         ======      =======

12.  SENIOR SUBORDINATED CONVERTIBLE DEBT

     In April 2002, we completed a private placement of $75.0 million in aggregate principal amount of our 7 3/4% secured senior subordinated convertible debentures due 2005 to three institutional investors. We also issued warrants to purchase up to 7,500,000 shares of our common stock in the transaction to the investors, and a warrant to purchase 293,805 shares of our common stock to the placement agent for the transaction. The private placement resulted in gross proceeds to us, prior to the exercise of the warrants, of approximately $62.3 million. The sale of the debentures and the warrants closed on April 22, 2002. The debentures are convertible into SONICblue common stock at a conversion price of $19.22 per share subject to standard anti-dilution adjustments. The warrants are fully vested and exercisable at any time until April 22, 2007 at an exercise price of $3.39 per share subject to standard anti-dilution adjustments. Our repayment obligation on the debentures is secured by a pledge of 24,640,574 shares of UMC stock. The institutional investors also have an option to purchase these UMC shares from us. The value of these equity instruments and the discount on the face value of the debt have been recorded as an offset to the $75 million face value of the debt on the balance sheet at September 30, 2002. These items are amortized to interest expense under the effective interest method over the term of the debentures. Under the terms of the debentures we may pay up to 50% of the interest payments on the debentures in shares of our common stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     When used in this discussion, the words "expects," "anticipates," "believes," "estimates" and similar expressions are intended to identify forward-looking statements. These statements, which include statements as to the Company's sources of revenues, development of technology and products, product mix, the percentage of net sales represented by any particular new or current product, customer concentration, trends in average selling prices, seasonality and trends in shipment levels, the percentage of export sales, interest charges and fees associated with the Company's outstanding debt and bank financing, income tax benefits, the use of the proceeds from the Company's private financing of its secured senior subordinated convertible debentures, trends in net loss, net income, gross margins and cash flow, expected cash requirements, expected expense levels and plans to reduce expenses, improve supply chain management and focus on higher volume and margin products, the Company's focus on its core technology and products, the availability and cost of products from the Company's suppliers, shortening product life cycles, ability to compete, investments in research and development, capital expenditures, capital requirements and adequacy of capital resources, plans regarding future financing alternatives, the impact and timing of the Company's current and future litigation, the Company's strategy with regard to protecting its proprietary technology, and the Company's ability to forecast demand for its products, are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, those risks discussed below, as well as risks relating to SONICblue's ability to develop and timely introduce and ship in volume products that address market demands, manufacturing difficulties, the cost and availability of component products, decreases in average selling prices, timing and volume of shipments of new products, SONICblue's ability to work with strategic partners and OEMs, the ability of the Company to obtain and retain customers, the impact of alternative technological advances and competitive products, the value of the Company's shares of UMC common stock and declines in the semiconductor industry, market fluctuations, developments in and expenses relating to litigation, SONICblue's ability to complete business transactions and integrate acquired businesses in a timely manner, the costs of integrating acquired businesses and technologies, and the matters discussed in "Factors That May Affect Our Results." These forward-looking statements speak only as of the date hereof. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any statement is based.

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

     On October 7, 2002, the Board of Directors appointed L. Gregory Ballard as the Company's Chief Executive Officer and Marcus Smith as the Company's Chief Financial Officer. Each had been serving on an interim basis since August 8, 2002 and April 18, 2002, respectively. Mr. Ballard was also appointed to the Company's Board of Directors. On October 23, 2002, James T. Schraith resigned from our Board of Directors for personal reasons.

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

     In March 2001, SONICblue completed the sale to ATI Technologies, Inc. ("ATI") of its professional graphics division, based in Starnberg, Germany, which produced the Fire GL line of graphics accelerators. Under the terms of an Asset Purchase Agreement, SONICblue has received $9.2 million in cash through September 30, 2002, which fulfills ATI's financial obligations to SONICblue.

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

RESULTS OF OPERATIONS

     The following table sets forth certain financial data for the periods indicated as a percentage of net sales:

                                            THREE MONTHS ENDED                   NINE MONTHS ENDED
                                      -------------------------------     -------------------------------
                                      SEPTEMBER 30,     SEPTEMBER 30,     SEPTEMBER 30,     SEPTEMBER 30,
                                          2002              2001              2002              2001
                                      -------------     -------------     -------------     -------------
Net sales...........................      100.0%            100.0%            100.0%            100.0%
Cost of sales.......................       93.5              85.0              85.4             156.7
                                          -----            ------             -----            ------
Gross profit (loss).................        6.5              15.0              14.6             (56.7)
Operating expenses:
  Research and development..........        5.0              12.1               6.0              17.7
  Selling, marketing and
     administrative.................       19.0              35.1              21.6              58.3
  Restructuring, impairment and in-
     process R&D....................        9.7              20.9              10.4             100.3
  Amortization of goodwill,
     intangibles and deferred
     compensation...................        5.0               9.9               5.8              20.6
                                          -----            ------             -----            ------
          Total operating
            expenses................       38.7              78.0              43.8             196.9
                                          -----            ------             -----            ------
Loss from operations................      (32.2)            (63.0)            (29.2)           (253.6)
Gain (loss) on UMC investment.......         --             (32.3)              2.5            (406.7)
Gain (loss) on other investments....       (3.7)             (5.7)             (3.2)            (18.4)
Interest expense....................       (7.1)             (4.9)             (5.9)             (6.6)
Other income (expense), net.........        1.7               5.0               0.6               1.2
                                          -----            ------             -----            ------
Income (loss) before income taxes...      (41.3)           (100.9)            (35.5)           (684.1)
Income tax expense (benefit)........         --                --                --            (159.7)
                                          -----            ------             -----            ------
Net income (loss)...................      (41.3)%          (100.9)%           (35.5)%          (524.4)%
                                          =====            ======             =====            ======

  NET SALES

     Our products are used in, and our business is dependent upon, the converging Internet, digital media, entertainment and consumer electronics markets. Sales of our products are primarily in the United States and to a lesser extent in Asia and Europe.

     Net sales were $78.4 million for the three months ended September 30, 2002, an increase of 43% from $54.8 million for the three months ended September 30, 2001. Net sales were $205.1 million for the nine months ended September 30, 2002, an increase of 53% from $134.2 million for the nine months ended September 30, 2001. Net sales increased from 2001 to 2002 primarily due to the inclusion of sales from our acquisitions of Sensory Science and the market growth of our video products particularly our DVD/VCR combination product and to a lesser extent, ReplayTV. Net sales for the first nine months of 2002 consisted primarily of consumer electronics products, including our Rio branded digital audio players, Sensory Science video products and to a lesser extent our Diamond brand modems. Net sales for the first nine months of 2001 consisted primarily of our Diamond brand modems, PDA and communications products, Rio digital audio players, net sales from our S3-VIA joint venture and our Sensory Science video products.

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

     International sales accounted for 3% and 10% of net sales for the three months ended September 30, 2002 and 2001, respectively. International sales accounted for 4% and 50% of net sales for the nine months ended September 30, 2002 and 2001, respectively, excluding the net sales of S3-VIA, Inc. International sales decreased as a result of our shift in business and focus on the converging Internet, digital media, entertainment and consumer electronics markets which are predominantly domestic sales. There can be no assurances that international sales as a percentage of net sales will remain at current levels. All sales transactions are denominated in U.S. dollars.

     Two retailers accounted for 35% and 21% of net sales in the three months ended September 30, 2002. Two customers accounted for 16% and 10% of net sales for the three months ended September 30, 2001, excluding the sales by S3-VIA, Inc. Four retailers accounted for 21%, 20%, 12% and 11% of net sales in the nine months ended September 30, 2002. Two customers accounted for 10% and 11% of net sales in the nine months ended September 30, 2001. We expect a significant portion of our future sales to remain concentrated within a limited number of strategic customers. Sales to any particular customer may fluctuate significantly from quarter to quarter.

  GROSS MARGIN

     We had a positive gross margin of 6.5% for the three months ended September 30, 2002, as compared with a positive gross margin of 15.0% for the three months ended September 30, 2001. We had a positive gross margin of 14.6% for the nine months ended September 30, 2002, as compared with a negative gross margin of 56.7% for the nine months ended September 30, 2001. The decrease in gross margin for the three months ended September 30, 2002, was primarily the result of declining average selling prices in our video product line, new product introduction costs and related product transition costs. The increase in gross margin for the nine months ended September 30, 2002, was primarily the result of adding the Sensory Science product lines, supply chain management efficiencies, and decreased liabilities for certain purchase commitments with one of our contract manufacturers and was partially offset by declining average selling prices within our video product line, increased costs from the introduction of new products and related product transition costs. In the future, our gross margins will be affected by increased competition and related decreases in the unit average selling prices, particularly within the video product line, our ability to reduce costs by negotiating with vendors for more favorable pricing, the timing and volume of shipments of new products, our ability to effectively transition production to new manufacturers and related costs, the availability of products from our suppliers, the impact of the west coast dock actions and related delays and resulting increased shipping costs, our ability to secure reasonable transportation costs, changes in the mix of products sold and the extent to which we incur or obtain additional licensing fees.

  RESEARCH AND DEVELOPMENT EXPENSES

     Research and development expenses consist primarily of salaries, related benefits, and fees for consulting and outsourced services. We have made and intend to continue to make significant investments in research and development to remain competitive by developing new and enhanced products. Research and development expenses were $3.9 million for the three months ended September 30, 2002, a decrease of $2.7 million from $6.6 million for the three months ended September 30, 2001. Research and development expenses were $12.3 million for the nine months ended September 30, 2002, a decrease of $11.4 million from $23.7 million for the nine months ended September 30, 2001. This decrease was primarily due to a reduction in headcount and related personnel costs resulting from the shutdown of our multimedia board business and the transfer of our graphics chips business. We intend to continue to focus on core technology and products while concentrating on efforts to reduce overhead, headcount and related costs.

  SELLING, MARKETING AND ADMINISTRATIVE EXPENSES

     Selling, marketing and administrative expenses consist primarily of salaries, related benefits, selling costs, facilities costs and fees for professional services, such as legal and accounting services. Selling, marketing and administrative expenses were $14.9 million for the three months ended September 30, 2002, a decrease of $4.4 million from $19.2 million for the three months ended September 30, 2001. Selling, marketing and administrative expenses were $44.4 million for the nine months ended September 30, 2002, a decrease of $33.8 million from $78.2 million for the nine months ended September 30, 2001. This decrease was primarily due to a reduction in headcount and related personnel costs resulting from the shutdown of our multimedia board business and the transfer of our graphics chips business and restructuring activities in 2001.

  RESTRUCTURING, IMPAIRMENT AND IN-PROCESS R&D

     Restructuring and impairment charges were $7.6 million and $21.2 million for the three and nine months ended September 30, 2002, respectively as compared to $7.2 million and $129.4 million for the three and nine months ended September 30, 2001, respectively. In-process R&D charges were $0 for the three and nine months ended September 30, 2002, as compared to $4.2 million and $5.1 million for the three and nine months ended September 30, 2001. The in-process R&D charges related to our acquisitions of Sensory Science and ReplayTV in the second and third quarters of 2001. In accordance with the restructuring plan we adopted in April 2001, we have taken specific actions to address changes in our business strategy, changes in the market due to technology changes, customer demands and methods of distribution to reflect our long-term strategy and focus. Restructuring expenses consist primarily of the write-off of goodwill and intangibles, facilities consolidation and closure expenses, personnel severance compensation and related expenses and contract termination, and other costs. We expect our restructuring activities to continue for the remainder of 2002.

  AMORTIZATION OF GOODWILL, INTANGIBLES AND DEFERRED COMPENSATION

     Amortization of goodwill and intangibles decreased to $3.4 million for the three months ended September 30, 2002, down from $5.1 million for the three months ended September 30, 2001. Amortization of goodwill and intangibles decreased to $10.2 million for the nine months ended September 30, 2002, down from $27.7 million for the nine months ended September 30, 2001. This decrease is due to the write-off in 2001 of approximately $110 million of goodwill and other intangibles, primarily related to the acquisition of Diamond Multimedia Systems, Inc. and the implementation of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). Deferred compensation expense increased to $0.5 million for the three months ended September 30, 2002, from $0.3 for the three months ended September 30, 2001, and to $1.8 million for the nine months ended September 30, 2002, from $0.3 for the nine months ended September 30, 2001. This increase resulted from the acquisition of ReplayTV, Inc. in August 2001.

     Amortization charges will continue to decrease in 2002 when compared to prior years due to the impact of the 2001 write-off noted above and the implementation of SFAS 142. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but be reviewed at least annually for impairment. Intangible assets with finite useful lives will continue to be amortized over their respective useful lives.

     Excluding the adoption of SFAS 142, goodwill amortization expense would have been an incremental $4.2 million and $8.4 million for the three and nine months ended September 30, 2002, respectively. Total amortization charges for goodwill, intangibles and deferred compensation would have been $8.1 million and $24.6 million for the three and nine months ended September 30, 2002, respectively, compared to $5.1 million and $27.4 million for the three and nine months ended September 30, 2001, respectively.

  GAIN (LOSS) ON UMC INVESTMENT

     In 1995, SONICblue entered into a joint foundry venture with United Microelectronics Corporation, or UMC, to build United Semiconductor Corporation, or USC, a semiconductor manufacturing facility in Taiwan, R.O.C. In January 2000, USC merged with UMC and, as a result of the merger SONICblue received 252 million UMC shares in exchange for 252 million USC shares. The Company also received stock dividends of approximately 50, 32 and 15 million shares of UMC stock, in April 2000, August 2001, and August 2002, respectively. The Company sold 15 and 191 million shares of UMC stock in 2000 and 2001, respectively, and 23 million shares in the first nine months of 2002 on the Taiwan Stock Exchange. Under the terms of the USC merger with UMC, a portion of the original number of UMC shares received by SONICblue are subject to restrictions on their sale that lapse over a three-year period from the date of the merger. At September 30, 2002, approximately 25 million additional shares were subject to restrictions that will lapse in one year or more and are recorded at adjusted cost as a long-term investment. The unrestricted shares and shares where the restrictions will lapse in one year or less are recorded as a current asset and are marked-to-market value through other comprehensive income as required by SFAS 115.

     At December 31, 2000, the market value of the investment in UMC had declined to an amount significantly below its original basis. It was determined at that point that this decline was related to the downturn in the semiconductor industry as a whole and was temporary in nature due to the historically cyclical nature of the industry. During the first half of 2001, the Company concluded that the downturn in the semiconductor industry and the economy in general appeared to be more severe than previously anticipated and that there was a great deal of uncertainty regarding when the semiconductor industry would recover from this down cycle. Because SONICblue concluded that the decline in value of UMC was other than temporary, it reported an unrealized loss on the UMC investment of $468 million based on the market value at June 30, 2001. For the nine months ended September 30, 2002, the Company realized a gain of $5.1 million related to its sale of 23 million UMC shares.

     As of September 30, 2002, SONICblue's 120 million UMC shares were worth approximately $90 million, based on the closing price of UMC shares on the Taiwan Stock Exchange and the prevailing U.S. dollar to New Taiwan Dollar exchange rate on that date. The Company's available-for-sale portion of the investment will be marked-to-market through other comprehensive income as required by SFAS 115 for changes in market value subsequent to September 30, 2002 unless a further decline in market value is considered to be other than temporary. If any further decline is considered to be other than temporary, the decrease in value of both the available-for-sale and long-term portions of the Company's UMC investment will be recorded as an expense in the statement of operations.

  GAIN (LOSS) ON OTHER INVESTMENTS

     In the three months ended September 30, 2002, we recognized a loss of $2.9 million primarily related to the $5.0 million write-down of certain equity investments, which were partially offset by the mark-to-market gain of $8.2 million related to the liability associated with the UMC options granted in conjunction with our recent debt financing. Effective July 31, 2002, we authorized the option to purchase UMC shares as a hedge transaction and in accordance with SFAS 133 any future fluctuations in market value will be offset as a perfect hedge against our underlying UMC holdings. In the three months ended September 30, 2001, we recognized a loss of $3.1 million primarily related to the write-down of certain equity investments. In the nine months ended September 30, 2002, we recognized a loss of $6.6 million primarily related to the write-down of certain equity investments, which were partially offset by the mark-to-market gains on our UMC options and the gains from the sale of our UMC derivative instruments. In the nine months ended September 30, 2001, we recognized a loss of $24.9 million, primarily related to the write-down of certain equity investments. The downturn in the economy, particularly in the high technology sector, contributed to the decline in the market value of these private securities. The remaining value of these cost based equity investments totaled $0.5 million as of September 30, 2002.

  INTEREST EXPENSE

     Interest expense increased to $5.5 million for the three months ended September 30, 2002 up from $2.7 million for the three months ended September 30, 2001. Interest expense increased to $12.2 million for the nine months ended September 30, 2002, up from $8.8 million for the nine months ended September 30, 2001. This increase is primarily due to the increased principal and the amortization of the discount, issuance costs and equity instruments granted in association with our recently issued senior subordinated convertible debt. We expect to continue to incur significant interest charges associated with our convertible subordinated debt and, to a lesser extent, interest and fees associated with our line of credit.

  OTHER INCOME (EXPENSE), NET

     Other income was $1.3 million for the three months ended September 30, 2002 and 2001. Other income was $1.3 million for the nine months ended September 30, 2002, compared to $1.7 million for the nine months ended September 30, 2001. The decrease in other income was due primarily to our receipt of less cash from the sale of our professional graphics division to ATI that was due according to the agreement.

  INCOME TAXES

     Our effective tax rate for the three months ended September 30, 2002 and 2001 was 0.0%. Our effective tax rate for the nine months ended September 30, 2002 and 2001 was 0.0% and a benefit rate of 159.7%, respectively. The effective tax rate reflects expected tax payments on the adjusted taxable income at the federal, state and international statutory rates. Due to uncertainty associated with our prospective ability to realize the benefits of our tax assets, we have fully reserved the value of our deferred tax assets and do not expect to record any tax benefit associated with any further operating losses during the remainder of fiscal 2002.

  CERTIFICATION BY CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER

     The certification by the Company's chief executive officer and chief financial officer of this report on Form 10-Q, as required by Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350), have been submitted to the Securities and Exchange Commission as additional correspondence accompanying this report.

  LIQUIDITY AND CAPITAL RESOURCES

     Cash used for operating activities was $111.1 million for the nine months ended September 30, 2002, and consisted primarily of our net loss of $72.4 million and working capital outlays associated with our growth in revenues and the payment of certain outstanding liabilities. Cash used for operating activities was $116.8 million for the nine months ended September 30, 2001, and consisted primarily of our net loss of $703.6 million, which included a non-operating loss on our UMC investment of $545.7 million, deferred income tax benefit of $214.2 million and charges related to the impairment of long-term assets of $109.1 million.

     Investing activities provided cash of $36.4 million for the nine months ended September 30, 2002, and consisted primarily of sales and maturities of short-term investments including $38.9 million received from the sale of 23 million UMC shares on the Taiwan Stock Exchange, and the sale of all of our remaining UMC derivatives. Investing activities provided cash of $143.3 million for the nine months ended September 30, 2001, and consisted primarily of sales and maturities of short-term investments including cash received from the sale of 136 million UMC shares on the Taiwan Stock Exchange, offset by funding provided to ReplayTV and Sensory Science, in connection with SONICblue's acquisition of those companies.

     Financing activities provided cash of $72.3 million for the nine months ended September 30, 2002, and consisted primarily of the net proceeds from the private placement of our senior subordinated convertible debentures and increased borrowings from our line of credit. Financing activities used cash of $50.0 million for the nine months ended September 30, 2001, and consisted of repayments of notes payable offset by sales of common stock.

     We had working capital of $8.5 million at September 30, 2002. This working capital is primarily attributable to the net proceeds received from the sale of our $75 million senior subordinated convertible debentures, offset by the significant degradation in the value of our available-for-sale UMC holdings and our continued operating losses. We funded our 2002 and 2001 operating losses and investment activities primarily through the sale of a portion of our holdings in UMC and expect to use these holdings to fund working capital needs in the foreseeable future.

     A portion of the UMC shares received by SONICblue are subject to restrictions on their sale that lapse over a three-year period. At September 30, 2002, approximately 25 million shares were subject to restrictions that will lapse in more than one year and are recorded at adjusted cost as a long-term investment. Shares where the restrictions will lapse in one year or less are recorded as a current asset and are marked-to-market value through other comprehensive income.

     Sensory Science has loans under a line of credit with Congress Financial Corporation. The line of credit was amended on September 30, 2002 and October 29, 2002 to, among other things, change the maturity date, increase the maximum amount of the line of credit, delete a borrowing limit and delete a collateral requirement. The amended line of credit has a maturity date of March 1, 2003, and the maximum line of credit is $40.0 million, limited by a borrowing base determined by specific inventory and receivable balances of Sensory Science and an availability block of $5.0 million. The line of credit is collateralized by assets of Sensory Science and by a guarantee of SONICblue. Borrowings were $28.5 million under this facility at September 30, 2002.

     During 2001, we sold a portion of our UMC holdings, aggregating approximately 38.9 million shares, in a derivative transaction. In connection with the sales of these UMC holdings, we purchased a series of call option collars on UMC stock with an aggregate notional amount of 38.9 million shares. These transactions provided us funds from the sale of the shares while allowing us to participate in future increases in the value of UMC shares, if any, through this series of call option collars. All such derivatives were sold in the first nine months of 2002.

     On April 22, 2002, we completed a private placement of $75.0 million in aggregate principal amount of our 7 3/4% secured senior subordinated convertible debentures due 2005 to three institutional investors. We also issued warrants to purchase up to 7,500,000 shares of our common stock to the investors, and a warrant to purchase 293,805 shares of our common stock to the placement agent for the transaction. The private placement resulted in gross proceeds to us, prior to the exercise of the warrants, of approximately $62.3 million. The debentures are convertible into SONICblue common stock at a conversion price of $19.22 per share subject to standard anti-dilution adjustments. The warrants are fully vested and exercisable at any time until April 22, 2007 at an exercise price of $3.39 per share subject to standard anti-dilution adjustments. Under the terms of the debentures we may pay up to 50% of the interest payments on the debentures in shares of our common stock. Our repayment obligation on the debentures is secured by a pledge of 24,640,574 shares of UMC stock. The institutional investors also have an option to purchase these UMC shares from us at an exercise price of $1.78 per share. We expect to use the net proceeds from the private placement for working capital and general corporate purposes.

     We have incurred significant losses and expect such losses to continue for at least the next three months. Our net loss for the nine months ended September 30, 2002 was $72.4 million and for the year ended December 31, 2001 was $756.2 million. As of September 30, 2002, we have an accumulated deficit of $559.9 million and cash, cash equivalents, and short-term investments of $77.5 million. We expect to experience negative cash flow from operations for at least the next three months and believe that additional funds will be necessary to support planned operations through the next twelve months. Our future cash requirements will depend on a number of factors including:

     - the rate at which customers accept and purchase our existing and future products;

     - the rate at which we invest in engineering, development and intellectual property with respect to existing and future products;

     - the level of marketing required to acquire a competitive position in the marketplace;

     - our ability to reduce costs by negotiating with vendors for more favorable pricing;

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

     Adverse business or legal developments, our current debt obligations, and continued negative cash flow from operations may require us to raise additional financing. We may be required to raise such additional capital, at times and in amounts, which are uncertain, especially under the current capital market conditions. If we are unable to acquire additional capital or are required to raise it on terms that are less satisfactory than we desire, it may have a material adverse effect on our financial condition, which could require us to curtail our operations significantly, restructure all or a portion of our existing debt, sell significant assets, seek arrangements with strategic partners or other parties that may require us to relinquish significant rights to products, technologies or markets, or explore other strategic alternatives including a merger or sale of the company. The Company is currently a party to certain legal proceedings. Litigation could result in substantial expense to the Company. See "Part II -- OTHER INFORMATION -- Item 1. Legal Proceedings."

FACTORS THAT MAY AFFECT OUR RESULTS

  BECAUSE SONICBLUE'S LARGEST FINANCIAL ASSET IS ITS SHARES OF UNITED MICROELECTRONICS CORPORATION, THE VOLATILITY OF SONICBLUE COMMON STOCK AND AVAILABLE CASH MAY BE INFLUENCED BY THE VOLATILITY OF UMC'S STOCK PRICE. SONICBLUE'S ABILITY TO SELL ITS UMC SHARES IS SUBJECT TO LOCKUP AND PLEDGE RESTRICTIONS.

     SONICblue's largest financial asset is its UMC shares. The market price of UMC's stock is subject to volatility due to general market conditions as well as actual or anticipated changes in UMC's business prospects or quarterly or yearly operating results. Because the UMC shares are SONICblue's largest asset, when the price per share of UMC's stock increases or declines, the price of SONICblue's common stock tends to follow changes in UMC's stock price. Fluctuations in the price of SONICblue common stock caused by changes in UMC's stock price may or may not reflect SONICblue's actual or anticipated business prospects or quarterly results. Also, fluctuations in UMC's stock price may cause fluctuations in SONICblue's stock price when there is no material news regarding SONICblue or any change in its results.

     Due to Taiwan governmental restrictions, as of September 30, 2002, approximately 75 million of SONICblue's UMC shares are subject to lockup restrictions, which are being released over a three-year period ending in January 2004. SONICblue's repayment obligation on its 7 3/4% secured senior subordinated convertible debentures due 2005 is secured by a pledge of 24,640,574 of its UMC shares. The institutional investors that purchased the debentures also have an option to purchase these UMC shares from SONICblue. As a result, SONICblue's ability to sell its UMC shares is limited.

  SONICBLUE EXPERIENCED NET OPERATING LOSSES IN THE PAST AND MAY EXPERIENCE NET OPERATING LOSSES AGAIN IN THE FUTURE.

     SONICblue had a net loss of $72.3 million for the first nine months of 2002 and $756.2 million for the year ended December 31, 2001, the latter primarily resulting from the recognition of a loss of $561.6 million related to the decline in value of SONICblue's UMC shares. SONICblue had net income of $312.8 million for the year ended December 31, 2000, primarily from recognizing a gain of $869.4 million on the UMC shares but not as a result of income from operations. SONICblue had a net loss of $30.8 million for 1999. With the completion of the transfer of SONICblue's graphics chips business, SONICblue's ability to achieve operating profitability depends primarily on its success in refocusing its business resources and in executing its business plan for its refocused business. In addition, SONICblue must achieve positive gross margins at a level sufficient to offset its operating expenses. SONICblue's ability to maintain or increase positive gross margins is dependent upon SONICblue's success in negotiating lower prices with its vendors. SONICblue experienced negative gross margins in 2000 and in the first six months of 2001 and there can be no assurance that it will not experience negative gross margins in the future. SONICblue cannot assure you that it will be able to maintain the positive gross margins it achieved in the last five quarters, nor can SONICblue assure you that it will be able to achieve operating profitability. If SONICblue is unable to achieve operating profitability or incurs future losses and negative cash flow, its stock price would likely decline, and additional financing and restructuring activities would be required.

  SONICBLUE HAS A SIGNIFICANT LEVEL OF DEBT, WHICH MAY HARM ITS ABILITY TO OBTAIN ADDITIONAL FINANCING OR ADVERSELY AFFECT ITS LIQUIDITY. IF THE COMPANY IS UNABLE TO GENERATE OR OTHERWISE OBTAIN SUFFICIENT FUNDS, ITS FINANCIAL CONDITION AND OPERATIONS MAY BE HARMED.

     At September 30, 2002, SONICblue had total debt and other liabilities outstanding of $335.5 million. The degree to which SONICblue is leveraged could harm its ability to obtain additional financing for working capital or other purposes and could make SONICblue more vulnerable to economic downturns and competitive pressures. SONICblue's significant leverage could also adversely affect its liquidity, as a substantial portion of available cash from operations may have to be applied to meet debt service requirements. In the event of a cash shortfall, SONICblue would likely be forced to reduce other expenditures to be able to meet such debt service requirements. Certain events of default under the terms of our debt could, in turn, cause defaults under our other existing and future debt obligations.

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

     In January 2001, SONICblue completed the transfer of its graphics chips business to S3 Graphics Co., Ltd., a joint venture between VIA Technologies, Inc. and a wholly owned subsidiary of SONICblue. Concurrently, SONICblue realigned its resources to focus on the converging Internet, digital media, entertainment and consumer electronics markets. To that end, SONICblue completed acquisitions of Sensory Science Corporation and ReplayTV, Inc. in 2001, both of which are in the consumer electronics and digital media industries. SONICblue has a limited operating history in these markets, and its shift in focus may prove to be unsuccessful. In connection with this shift in focus, it may be necessary to implement new business processes and internal controls. In addition, the convergence of these industries is new and continually evolving. SONICblue must compete with larger, more established competitors in these markets, and SONICblue may be unable to achieve market success. SONICblue's profitability depends on its ability to successfully implement its new business strategy.

  LABOR DISPUTES AT WEST COAST PORTS ARE ADVERSELY AFFECTING THE DISTRIBUTION AND SALE OF SONICBLUE'S PRODUCTS, AND COULD IMPAIR ITS SALES, LIQUIDITY AND MARGINS.

     SONICblue's products are assembled overseas, shipped to the United States and then trucked to various distributors and major retailers/mass merchants. SONICblue has experienced delays in the delivery of its products to its distributors and retailers as a result of a lock out of the longshoremen in ports on the west coast of the United States and a subsequent work slow down. The ports remain backed-up following the resumption of work. Prolonged congestion, as well as any future lock out, strike or slow down, could further delay or halt the delivery of SONICblue's products and materially affect revenues. Alternate means of shipment are more costly and are difficult to secure as many affected companies compete for available shipping channels. Further, continuing delays or future work stoppages prior to the holiday season could severely impact the sale of SONICblue's products and materially affect its revenues and expenses in future quarters. In addition, SONICblue could be subject to penalties for late shipments to retailers and may face increased costs of freight and transportation in order to meet delivery deadlines, which could adversely affect its liquidity and margins.

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

     Sales of consumer electronic products have historically been dependent upon discretionary spending by consumers, which may be adversely affected by general economic conditions. The recent decline in consumer confidence and the continuing slowdown in the United States economy may cause consumers to defer decisions to purchase SONICblue's products. Some analysts have predicted a further decline in the United States economy will result from recent volatility in the financial markets and the threat of war with Iraq. If the economy continues to decline as a result of recent economic, political and social turmoil, consumers may reduce discretionary spending and may not purchase SONICblue's products.

  WE HAVE APPLIED TO TRANSFER THE LISTING OF OUR COMMON STOCK TO THE NASDAQ SMALLCAP MARKET AND IF WE ARE UNABLE TO MAINTAIN OUR LISTING ON THE NASDAQ SMALLCAP MARKET, THE PRICE AND LIQUIDITY OF OUR COMMON STOCK MAY DECLINE.

     We did not meet the $1.00 minimum closing bid price per share requirement for continued inclusion on the Nasdaq National Market and therefore have applied to transfer the listing of our common stock to the Nasdaq SmallCap Market. The transfer of our common stock to the Nasdaq SmallCap Market will likely result in decreased liquidity of our common stock and may further decrease the price per share of our common stock.

     There can be no assurance that we will be able to satisfy all of the quantitative maintenance criteria of the Nasdaq SmallCap Market including a minimum of $2.5 million in stockholders' equity and a continued minimum bid price of $1.00 per share. As of November 7, 2002, our stock continued to trade at less than $1.00 per share. If we are unable to comply with the $1.00 per share minimum bid price for at least 10 consecutive trading days before February 18, 2003, we may be delisted from the Nasdaq SmallCap Market, which might further decrease the price per share and the liquidity of our common stock, and make it more difficult for us to raise capital in the future.

  SONICBLUE DEPENDS ON A LIMITED NUMBER OF SUPPLIERS FROM WHOM IT DOES NOT HAVE A GUARANTEE OF ADEQUATE SUPPLIES, INCREASING THE RISK THAT A LOSS OF OR PROBLEMS WITH A SINGLE SUPPLIER COULD RESULT IN IMPAIRED MARGINS, REDUCED PRODUCTION VOLUMES, STRAINED CUSTOMER RELATIONS AND LOSS OF BUSINESS.

     SONICblue obtains several of the components used in its products, including flash memory for its Rio players and semiconductors, hard drives, program guide data and set-top box compatibility information for its ReplayTV digital video recorders and service from single or limited sources. If component manufacturers do not allocate a sufficient supply of components to meet its needs or if current suppliers do not provide components of adequate quality or compatibility, SONICblue may have to obtain these components from distributors or on the spot market at a higher cost. SONICblue rarely has guaranteed supply arrangements with its suppliers, and suppliers may not be able to meet its current or future component requirements. If SONICblue is forced to use alternative suppliers of components, it may have to alter its product designs to accommodate these components. Alteration of product designs to use alternative components could cause significant delays and reduce production of the related products. In addition, from time to time, SONICblue has experienced difficulty meeting certain product shipment dates to customers for various reasons. These reasons include component delivery delays, component shortages and component quality deficiencies. Delays in the delivery of components, component shortages and supplier product quality deficiencies will likely continue to occur in the future. These delays or problems have in the past and could in the future result in impaired margins, reduced production volumes, strained customer relations and loss of business.

     Also, in an effort to avoid actual or perceived component shortages, SONICblue may purchase more of certain components than it may otherwise require. Excess inventory resulting from over-purchases, obsolescence or a decline in the market value of such inventory could result in inventory write-offs, which would have a negative effect on SONICblue's financial results.

  WE ARE DEPENDENT ON A SMALL NUMBER OF CUSTOMERS FOR A SIGNIFICANT PERCENTAGE OF NET SALES. LOSS OF A SIGNIFICANT CUSTOMER, REDUCTION IN ORDER SIZE OR DELAYS IN PLACING ORDERS BY A SIGNIFICANT CUSTOMER COULD HAVE A NEGATIVE EFFECT ON OUR OPERATING RESULTS.

     Our business has recently become dependent on an increasingly limited number of customers. In the three months ended September 30, 2002, two customers accounted for approximately 56% of our net sales, with one of these customers accounting for 35% and the other customer accounting for 21% of our net sales for that period. Four customers accounted for approximately 64% of our net sales in the nine months ended September 30, 2002, with each of these customers accounting for at least 10% of our net sales for that period.

     We anticipate that we will continue to rely on a limited number of customers for a substantial portion of our net sales in the future foreseeable. The loss of any significant would harm our operating results. Customer purchase deferrals, cancellations, reduced order volumes or non-renewals from any particular customer could cause our quarterly operating results to fluctuate and harm our business.

  A REDUCTION IN THE AVAILABILITY OR EASE OF DOWNLOADING MUSIC FROM THE INTERNET WILL HURT THE SALES OF SONICBLUE'S PRODUCTS.

     SONICblue's digital audio products play music downloaded from the Internet and CDs. Currently, a variety of litigation is pending that could decrease the availability of downloadable music available on the Internet. The lawsuits maintain that the swapping of music between different users free of charge is a violation of the copyright laws in the United States. If the record companies prevail in the litigation, and companies offering these services are forced to limit the selection of music available for download or are forced to go out of business, there would be a reduction in the amount of music available to consumers on the Internet. For example, Napster.com, an Internet service that allowed its users to swap songs free of charge, was subject to an injunction that ordered it to prevent users from trading copyrighted songs on its web site. Napster subsequently filed for bankruptcy, and its assets are being sold. Members of the music and film industries have filed lawsuits against other web sites that offer file transfer services similar to those previously offered by Napster. Similarly, the Recording Industry Association of America recently asked a federal judge to force Verizon Communications, Inc. to identify a Verizon internet subscriber who allegedly traded copyrighted songs. No ruling has been made in the case.

     Some web sites and record companies are working to provide fee-based downloading of copyright-protected music files. If these web sites are unsuccessful in providing copyright-protected music files or if consumers find the downloading too difficult or expensive, acceptance of the Internet as a source of music would decline. In addition, the rate at which the major record companies make their music available for digital purchases may discourage the use of digital audio players and reduce sales of SONICblue's digital audio products. Some record companies and Internet companies are distributing, or have announced plans to create, CDs or digital music that cannot be copied or can only be copied a limited number of times or only played on one machine, which would also limit the ability of users to download music from their own CD collections or share their music with others. New copyright protection measures, such as these, increased fees associated with making multiple copies of music from personal collections, or changes in copyright laws, could diminish the ability of consumers to download music to SONICblue's digital audio products. Reductions in the availability or ease of downloading music from the Internet, or limitations on copying from personal CDs, could also impair the use and sale of SONICblue's digital audio products.

  SONICBLUE HISTORICALLY HAS HAD SIGNIFICANT PRODUCT CONCENTRATION AND CURRENTLY DEPENDS ON THE HEALTH OF THE CONSUMER ELECTRONICS MARKET. THIS MEANS THAT A DECLINE IN DEMAND FOR A SINGLE PRODUCT, OR IN THE CONSUMER ELECTRONICS MARKET IN GENERAL, COULD SEVERELY AFFECT SONICBLUE'S OVERALL SALES AND FINANCIAL RESULTS.

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

  SONICBLUE'S BUSINESS IS DEPENDENT ON THE INTERNET AND THE DEVELOPMENT OF THE INTERNET INFRASTRUCTURE.

     The acceptance and sale of SONICblue's products could decrease if the infrastructure of the Internet, particularly the development of broadband Internet access, does not continue to be developed and maintained. For example, if consumers do not have the necessary speed and data capacity for downloading music, rendering the Internet too slow of a method for obtaining music, consumers may choose not to download music, which will decrease demand for SONICblue's digital audio products. Similarly, SONICblue's ReplayTV 4000 digital video recorders rely or will rely on high-speed access to the Internet to provide compelling content or, to access television programming information and send recorded programs to friends. In addition, SONICblue's success will depend in large part on increased use of the Internet, which in turn can increase demand for high-speed communications products and the products that benefit from high-speed connections. SONICblue's success will also depend on businesses and consumers using the Internet more frequently for applications that use multimedia content and that require high bandwidth. Recent growth in Internet use has caused frequent periods of performance degradation. Any perceived degradation in the performance of the Internet as a whole could undermine the benefits of SONICblue's connectivity and digital media products, such as Rio digital audio players and ReplayTV products. The performance of SONICblue's products depends on the speed and reliability of the Internet infrastructure itself. As a result, the emergence and growth of the market for SONICblue's products will depend on improvements being made to the entire Internet infrastructure.

  SONICBLUE MAY NOT BE ABLE TO SUCCESSFULLY MANAGE THE GROWTH AND EXPANSION OF ITS BUSINESS.

     In the past few years, particularly following its merger with Diamond in 1999, and with its acquisitions of Sensory Science and ReplayTV in 2001, SONICblue experienced a significant expansion in the overall level of its business and the scope and changed nature of its operations, including manufacturing, research and development, marketing, technical support, customer service, sales and logistics. This expansion resulted in significant challenges, and a need for substantial investment in, infrastructure, process development and information systems, including:

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

  THE DEMAND FOR SONICBLUE'S PRODUCTS HAS HISTORICALLY BEEN WEAKER IN CERTAIN QUARTERS, WHICH MAKES IT DIFFICULT TO COMPARE ITS QUARTERLY RESULTS.

     Due to industry seasonality, demand for video, digital audio and other consumer electronic products is strongest during the fourth quarter of each year and is generally slower in the period from March through August. This seasonality has become more pronounced and material as a greater proportion of SONICblue's sales consist of sales into the retail/mass merchant channel, and

     - SONICblue's net revenues have become increasingly based on entertainment-related products, including products such as its Rio digital audio players, Sensory Science dual-deck VCRs and combination DVD/VCR units and ReplayTV digital video recorders.

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

  SONICBLUE OPERATES IN MARKETS THAT ARE HIGHLY CYCLICAL AND VULNERABLE TO SHARP DECLINES IN DEMAND AND AVERAGE SELLING PRICES.

     SONICblue operates in the digital media and consumer electronics markets. These markets have in the past experienced, and may in the future experience, significant downturns. In the event of an extensive downturn, SONICblue would likely experience significantly reduced demand for its products and may be pressured to reduce average selling prices. During the second and third quarters of 2002, SONICblue experienced price pressure in the video product line, which resulted in lowered average selling prices in order to retain market share. In the near term, SONICblue expects to derive most of its revenues from the sale of digital audio products, such as Rio players, and video products, such as Go-Video dual-deck VCRs and combination DVD/VCR units and ReplayTV digital video recorders. Changes in demand in digital media and consumer electronics markets could be large and sudden. Since retailers often build inventories during periods of anticipated growth, they may be left with excess inventories if market growth slows or if they have incorrectly forecasted product transitions. In these cases, the retailers may abruptly stop purchasing additional inventory from suppliers like SONICblue until the excess inventory has been used. This suspension of purchases or any reduction in demand for SONICblue's products would negatively impact its revenues and financial results. SONICblue may experience substantial period-to-period fluctuations in results of operations due to these general industry conditions.

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

  IF SONICBLUE IS UNABLE TO PREDICT MARKET DEMAND FOR ITS INDIVIDUAL PRODUCTS, AND FOCUS ITS INVENTORIES AND DEVELOPMENT EFFORTS TO MEET MARKET DEMAND, IT COULD LOSE SALES OPPORTUNITIES AND EXPERIENCE DECLINES IN SALES.

     SONICblue offers a variety of products within each product line or division. In order to arrange for the manufacture of sufficient quantities of products and avoid excess inventories, SONICblue needs to accurately predict market demand for each product. For example, if SONICblue predicted that consumers would purchase the Rio Volt and plans its manufacturing accordingly, but instead consumer demand is for the Rio

800, SONICblue would have excess inventory of the Rio Volt and lost sales opportunities for the Rio 800, as well as lost market share and brand confidence. SONICblue expects that it will become even more difficult to forecast demand as it introduces and supports multiple products and product lines and as competition in the market for its products intensifies. Significant unanticipated fluctuations in demand could cause problems in SONICblue's operations. SONICblue may not be able to accurately predict market demand in order to properly allocate its manufacturing and distribution resources among its products. As a result, SONICblue may experience declines in its sales and lose, or fail to gain, market share.

  DEMAND FOR SONICBLUE'S DIGITAL AUDIO AND VIDEO PRODUCTS MAY DECREASE IF THE SAME CAPABILITIES PROVIDED BY ITS PRODUCTS BECOME AVAILABLE IN OR AS ADD-ONS TO OTHER PERSONAL ELECTRONICS PRODUCTS.

     There is a trend within the personal electronics industry for functionality from individual products to be integrated with other personal electronics products. For example, Samsung, Fuji, Handspring and others have developed or announced plans to develop personal electronic products, such as mobile telephones, digital cameras or PDA plug-ins that integrate digital audio functions; in the digital video market, Panasonic offers combination TV/DVD/VCR players, DirectTV offers satellite receiver set-top boxes with TiVo software installed, and Sony and Creative Labs have announced hardware and software products that would give PCs some Digital Video Recorder functionality. These products could significantly reduce the demand for SONICblue's products. As a result of these trends of technology migration and product integration, SONICblue's success largely depends on its ability to continue to develop products that incorporate new and rapidly evolving technologies into its products.

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

  SONICBLUE DEPENDS ON THIRD PARTIES FOR THE MANUFACTURE OF ITS PRODUCTS.

     SONICblue relies on independent subcontractors to manufacture, assemble and/or test its products. SONICblue procures its components, assembly and test services and assembled products through purchase orders, and it does not have specific volume purchase agreements with each of its subcontractors. Most of its subcontractors could cease supplying the services, products or components at any time with limited or no penalty. SONICblue recently replaced a key subcontractor, which resulted in significant manufacturing set-up costs and delays in manufacture of SONICblue's products. If SONICblue replaces key subcontractors in the future, the changes could result in further manufacturing set-up costs and delays in manufacture of its products. Also, SONICblue may be unable to find suitable replacement subcontractors. SONICblue's emphasis on maintaining low internal and channel inventory levels may exacerbate the effects of any shortage that may result from the use of sole-source subcontractors during periods of tight supply or rapid order growth. Further, some of SONICblue's subcontractors are located outside the United States, which may present heightened process control, quality control, political, infrastructure, transportation, tariff, regulatory, legal, import, export, economic or supply chain management risks.

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

  SONICBLUE IS SUBJECT TO RISKS RELATING TO PRICE PROTECTION AND PRODUCT RETURNS, WHICH COULD REDUCE SONICBLUE'S REVENUES.

     SONICblue often grants price protection on unsold inventory, which allows customers to receive a price adjustment on existing inventory when its published price is reduced. In an environment of slower demand and abundant supply of products, price declines and channel promotional expenses are more likely to occur and, should they occur, are more likely to have a significant impact on SONICblue's operating results. Further, in this environment, high channel inventory levels may result in substantial price protection charges. These price protection charges have the effect of reducing gross sales and gross margin. Consequently, in taking steps to bring its channel inventory levels down to a more desirable level, SONICblue may cause a shortfall in net sales during one or more accounting periods. These efforts to reduce channel inventory might also result in price protection charges if prices are decreased to move product out to final consumers, having a further adverse impact on operating results. SONICblue also often grants limited rights to customers and distributors to return unsold inventories of its products in exchange for new products, also known as "stock rotation." Also, some of SONICblue's retail customers may accept returned products from their own retail customers. These products are then returned to SONICblue for credit. SONICblue has in the past experienced a significant percentage of returns of its Rio players. SONICblue estimates stock rotation, warranty and other returns and accrues reserves for such costs at the time of sale. Any estimates, reserves or accruals may be insufficient and any future price reductions or product returns may seriously harm SONICblue's operating results.

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

  SONICBLUE HAS RECENTLY MADE CHANGES TO ITS MANAGEMENT AND MAY BE UNSUCCESSFUL OR EXPERIENCE DIFFICULTIES IN INTEGRATING THE NEW MANAGEMENT.

     SONICblue has recently undergone changes in several management positions, most recently appointing L. Gregory Ballard as its Chief Executive Officer and Marcus Smith as its Chief Financial Officer. Prior to his appointment, Mr. Ballard served as SONICblue's Interim Chief Executive Officer since August 2002 and Vice President for Marketing and Product Management from April 2002 to August 2002. Prior to serving as Chief Financial Officer, Mr. Smith served as Interim Chief Financial Officer from April 2002 to October 2002 and as SONICblue's Vice President of Finance from August 2001 to April 2002. Other members of SONICblue's management team are relatively new to SONICblue, and there can be no assurance that Messrs. Ballard and Smith, and the other executive officers of SONICblue, will be able to collaborate successfully. If the executive officers are unable to collaborate successfully, SONICblue's business, financial condition and results of operations could suffer.

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

  SONICBLUE HAS EXPOSURE TO INTERNATIONAL MARKETS.

     International sales accounted for 4% and 50% of SONICblue's net sales for the nine months ended September 30, 2002, and 2001, respectively. In addition, a substantial proportion of SONICblue's products are manufactured, assembled and tested by independent third parties in Asia. As a result, SONICblue is subject to the risks of conducting business internationally, including:

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

  SONICBLUE MAY PURSUE STRATEGIC ACQUISITIONS AND COULD FAIL TO SUCCESSFULLY INTEGRATE ACQUIRED BUSINESSES.

     SONICblue has engaged in acquisitions in the past, including its acquisitions of Sensory Science and ReplayTV in 2001, and expects to evaluate acquisition opportunities in the future that could provide additional product or services offerings, technologies or additional industry expertise. Any proposed or future acquisition could result in difficulties assimilating acquired operations and products, diversion of capital and management's attention away from other business issues and opportunities and amortization of acquired intangible assets. Integration of acquired companies may result in problems related to integration of technology and management teams. SONICblue could fail to integrate the operations, personnel or products that it may acquire in the future. If SONICblue fails to successfully integrate acquisitions or achieve any anticipated benefits of an acquisition, its operations and business could be harmed.

  SYSTEM FAILURES, INTERRUPTIONS TO THE REPLAYTV SERVICE OR PRODUCT DEFECTS MAY HAVE A NEGATIVE IMPACT ON SONICBLUE'S REVENUES, DAMAGE ITS REPUTATION AND DECREASE ITS ABILITY TO ATTRACT NEW VIEWERS.

     SONICblue's ability to provide high quality products, service and customer support is critical to its success because consumers of television-related products are not accustomed to, and may not accept, interruptions in their television service. SONICblue's network, communications hardware and other operating systems for the ReplayTV service are vulnerable to damage or interruption from earthquakes, floods, fires, power loss, telecommunication failures and similar events. They are also subject to break-ins, sabotage, intentional acts of vandalism and similar misconduct. These types of interruptions in the ReplayTV service may reduce SONICblue's sales. In addition to placing increased burdens on SONICblue's engineering staff, service outages will create numerous customer questions and complaints that must be responded to by SONICblue's or its partners' customer support personnel. Any frequent or persistent system failures could irreparably damage SONICblue's reputation and brand.

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

  SONICBLUE NEEDS TO SAFEGUARD THE SECURITY AND PRIVACY OF REPLAYTV VIEWERS' CONFIDENTIAL DATA, AND ITS INABILITY TO DO SO MAY HARM SONICBLUE'S REPUTATION AND BRAND AND COULD RESULT IN LAWSUITS.

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

  ONE OF SONICBLUE'S PRODUCTS IS THE SUBJECT OF A COPYRIGHT INFRINGEMENT CLAIM. IF THIS OR FUTURE CLAIMS AGAINST SONICBLUE'S PRODUCTS ARE DECIDED AGAINST SONICBLUE, SALES OF SONICBLUE'S PRODUCTS AND ITS REVENUES COULD DECREASE.

     In October and November, 2001, a group of 28 entertainment companies including, among others, Paramount Pictures Corporation, Disney Enterprises, Inc. and the three major television networks filed four lawsuits against SONICblue and its ReplayTV, Inc. subsidiary in the U.S. District Court in Los Angeles, California. The lawsuits allege that the Company's manufacture and sale of the ReplayTV 4000 and subsequent iterations of digital recorders, which allow users to skip commercials, delete recordings only when instructed to by users, and enable use of the Internet to send recorded material to other ReplayTV users, constitutes copyright infringement, among other claims. The plaintiffs in the lawsuits are seeking an injunction prohibiting the Company from including these features in its video products. The parties have commenced discovery. The District Court has scheduled a trial for October 2003. SONICblue disputes the plaintiffs' claims and intends to defend this action vigorously.

     In June, 2002, a group of five individual ReplayTV 4000 owners filed a lawsuit in the United States District Court in Los Angeles against the 28 entertainment companies described above, seeking a declaration that their use of the ReplayTV 4000 device is fair use and does not infringe copyrights. Those individuals named SONICblue and its ReplayTV, Inc. subsidiary as nominal defendants, although those individuals' interests are substantially aligned with the Company's position. This complaint does not demand any affirmative relief against the Company, but purports to reserve the right to amend to seek an injunction to prohibit the Company from discontinuing support for features that were advertised or served as inducements for consumers' purchases, absent restitution to such consumers. This lawsuit has been consolidated for discovery with the Paramount Pictures and related lawsuits.

     This litigation has been costly and can divert the efforts of management. Furthermore, SONICblue may be forced to delay the release, or eliminate certain features of, its digital video recorders, which could result in decreased sales of the product and a negative impact on SONICblue's revenues.

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

  SONICBLUE IS A PARTY TO LEGAL PROCEEDINGS THAT COULD HAVE A NEGATIVE FINANCIAL IMPACT ON SONICBLUE.

     SONICblue has also been defending several putative class action lawsuits naming Diamond, which were filed in June and July 1996 and June 1997 in the California Superior Court for Santa Clara County and the U.S. District Court for the Northern District of California. The plaintiffs alleged that Diamond and the other defendants made various material misrepresentations and omissions during the class period. The parties have agreed to settle this matter for a payment of $15.0 million, and final court approval of that settlement was obtained, and the cases dismissed, in April 2002. SONICblue funded $4.5 million of the settlement in November 2000. SONICblue previously accrued this amount in connection with the merger with Diamond. SONICblue believes that Diamond's insurance covers the remaining $10.5 million of the settlement; Diamond's insurers have funded that amount into the settlement, although one of these insurers has commenced arbitration disputing its obligation to pay $3.0 million of the $10.5 million. The contesting insurer maintains that indemnification of its share of the settlement is barred by virtue of a recent California appellate decision. The arbitration tribunal issued an order in April 2002, stating that the California state law claim in the class action was uninsurable, but that factual questions were presented as to the allocation of the settlement amount as between the state law claim and other claims included in the settlement documents. Further briefs have been submitted on the allocation issue and, on November 13, 2002, the arbitration tribunal issued its order awarding the insurer $1,914,250 plus interest from November 1, 2000.

     In November 2001, four former holders of ReplayTV preferred shares filed a petition for appraisal in the Chancery Court in the State of Delaware asserting their dissenters rights of appraisal and seeking the fair value of their ReplayTV shares in cash in lieu of the SONICblue shares to be issued to them as provided in SONICblue's merger agreement with ReplayTV. In December 2001, ReplayTV filed its response to plaintiffs' petition. In addition, in December 2001, the same four former holders of ReplayTV preferred shares filed a complaint in the Chancery Court in the State of Delaware asserting that ReplayTV and its former directors breached their fiduciary duties in connection with Replay TV's merger by engaging in self-dealing, failing to make appropriate disclosures to shareholders and failing to maximize the value for them in the merger, resulting in an allocation of an insufficient amount of the merger consideration to the ReplayTV preferred stockholders. The complaint seeks "at least $7,249,990.50" in damages. In its merger agreement with ReplayTV, SONICblue agreed to indemnify ReplayTV's former directors against this type of lawsuit, among other things. In February 2002, ReplayTV and the former ReplayTV directors filed their answer. SONICblue and ReplayTV intend to dispute the plaintiffs' claims and vigorously defend these actions. The cases are currently in the pretrial discovery stage.

     On December 12, 2001, SONICblue filed a complaint for patent infringement against TiVo Inc. in the United States District Court for the Northern District of California. SONICblue's complaint generally alleges that TiVo is infringing one of its patents by licensing and offering to license its DVR technology and offering its program guide service. In response, TiVo filed an answer and counterclaim against SONICblue that denies infringement of SONICblue's patent and that alleges that the patent is invalid. On January 23, 2002, TiVo filed a separate action in the same court, but assigned to a different judge, that generally alleges that SONICblue is infringing one of TiVo's patents by making, selling, offering to sell its ReplayTV DVRs. In response to TiVo's complaint, SONICblue filed an answer and counterclaim denying infringement and alleging that TiVo's patent is invalid. The parties have settled the cases, and each has lodged stipulations for dismissal with the Court.

     On November 28, 2001, TechSearch, LLC filed a complaint for patent infringement against a number of consumer electronics companies, including SONICblue, in the United States District Court for the Northern District of Illinois. TechSearch's complaint generally alleges that SONICblue is infringing one of its patents by making, selling, and offering to sell its Rio Volt CD players that are capable of playing CDs encoded with audio tracks in the MP3 format. SONICblue intends to dispute the plaintiff's claims and vigorously defend itself against the allegations made in TechSearch's complaint. This action was stayed by order of the Court on or about May 1, 2002, pending a reexamination of the patent asserted by TechSearch by the U.S. Patent and Trademark Office. The stay was extended by court order on or about September 10, 2002.

     On February 14, 2000, Robert C. Price filed a purported class action lawsuit in the Circuit Court of Monroe County, State of Indiana against the Company and Diamond alleging violations of the California Business and Professions Code section 17200 and the California Song-Beverly Act, which covers consumer warranties. The lawsuit alleges that certain of the Company's Rio 300 MP3 player retail boxes, which were discontinued in approximately 1999, are misleading because the boxes indicate that computer software included in the package allows the purchaser to convert audio tracks on CDs to the MP3 audio format, but the software included with the product permitted only 50 conversions. The Company answered the complaint on April 27, 2000, denying plaintiff's allegations. Status conferences were conducted on July 26, 2000, January 10, 2001, and April 17, 2002. Discovery has commenced. No class has been certified, but the briefing on the plaintiff's motion for class certification is expected to be completed by Winter 2002/03, with a hearing on class certification issues to be scheduled thereafter. SONICblue intends to contest the certification of the purported class, dispute the lawsuit's allegations and defend this action vigorously.

     In November 2001, Pac Tec, a division of La France Corporation, filed a civil action against the Company and one of its suppliers, Manufacturers' Services Limited, in the United States District Court for the Eastern District of Pennsylvania, alleging claims against both defendants jointly for breach of contract and promissory estoppel. The plaintiff seeks damages in excess of $2.5 million, plus prejudgment interest and costs of suit. In August 2002, the Court granted the Company's motion to dismiss the plaintiff's claims for recovery of consequential damages. The parties have propounded written discovery, and the Court has set a tentative trial date in the case of March 10, 2003. SONICblue intends to dispute the plaintiff's claims and vigorously defend itself against this action.

     On October 17, 2001, Skyline Capital Associates, LLC filed a lawsuit in the San Mateo County Superior Court alleging that SONICblue breached an agreement for tax consulting services and seeking payment of $3.2 million for consulting fees and interest. In November 2001, SONICblue filed a counter claim against Skyline for $750,000. In March 2002, SONICblue, Skyline and Skyline's principal entered into a settlement agreement pursuant to which the parties would resolve their dispute for $2.4 million. In June 2002, after SONICblue had paid approximately $2.3 million under the settlement agreement, a dispute over the settlement arose. SONICblue intends to dispute the plaintiff's claims and defend this action vigorously.

     By letter of counsel dated September 18, 2002, Kenneth Potashner initiated proceedings under an employment agreement dated June 21, 2001, claiming that he was terminated as chief executive officer without cause and in violation of public policy. Mr. Potashner demanded payment of $1,984,000, plus the reasonable value of benefits, and confirmation that his stock options will continue to vest under the employment agreement. By letter dated September 30, 2002, the Company denied that Mr. Potashner was terminated without cause, denied that his termination violated public policy, and declined to furnish the relief requested, but agreed to submit the dispute to private resolution procedures, in accordance with the terms of the employment agreement. These proceedings are expected to take place later this year.

     On or about August 21, 2001, VIA Technologies, Inc. commenced an arbitration proceeding against the Company that is currently pending before the International Centre for Dispute Resolution (the international division of the American Arbitration Association). In November 2001, the Company responded to the demand for arbitration, denying liability and asserting various other defenses. An arbitrator was appointed on July 24, 2002, and on or about September 20, 2002, VIA, joined by S3 Graphics Co., Ltd. as a co-claimant, filed a First Amended Demand for Arbitration, seeking, among other things, damages of approximately $8.0 million and an order of specific performance to correct alleged errors in the Closing Balance Sheet for the transactions contemplated by the investment agreement between the parties in the amount of approximately $4.1 million as well as recovery of costs and attorneys' fees. The Company filed a Statement of Defense to the First Amended Demand for Arbitration and Counterclaim in which it, among other things, denied liability, alleged that the tribunal lacked jurisdiction over certain of the claims included in the First Amended Demand for Arbitration and conditionally asserted counterclaims for breach of the investment agreement. The parties are presently briefing the jurisdictional issues. There has been no discovery in the proceeding, and a hearing date has not yet been set. SONICblue intends to defend this action vigorously.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

     The Company's exposure to market risk for changes in interest rates relates primarily to its investment portfolio, its convertible subordinated notes and its senior subordinated convertible debentures. The Company's investment portfolio principally consists of short-term fixed income securities. The primary objective of the Company's investment activities is to maintain the safety of principal and preserve liquidity while maximizing yields without significantly increasing risk. This is accomplished by investing in marketable investment grade securities, and by limiting exposure to any one issue or issuer. The Company does not use derivative financial instruments in its investment portfolio and due to the nature of its investments, does not expect its operating results or cash flows to be significantly affected by potential changes in interest rates. At September 30, 2002, the market value of these investments, which were classified as cash equivalents, approximated cost.

     In September 1996, the Company completed a private placement of $103.5 million aggregate principal amount of convertible subordinated notes. The notes mature in 2003. Interest is payable semi-annually at 5 3/4% per annum. The notes are convertible at the option of the note holders into the Company's common stock at an initial conversion price of $19.22 per share, subject to adjustment. During 2000, $0.2 million in notes were converted into common stock. Beginning in October 1999, the notes became redeemable at the option of the Company at an initial redemption price of 102% of the principal amount. The market value of the convertible subordinated notes at September 30, 2002 and 2001 was approximately $14.5 million and $62.9 million, respectively.

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

EQUITY PRICE RISK

     The Company's largest financial asset is its UMC shares, which are traded on the Taiwan Stock Exchange. The market price of UMC's stock is subject to volatility due to general market conditions, including changes in the semiconductor industry and the Taiwanese market, as well as actual or anticipated changes in UMC's business prospects or quarterly or yearly operating results. Because the UMC shares are SONICblue's largest asset, when the price per share of UMC's stock increases or declines, the price of SONICblue's common stock tends to follow changes in UMC's stock price. Fluctuations in the price of SONICblue common stock caused by changes in UMC's stock price may or may not reflect SONICblue's actual or anticipated business prospects or quarterly results. Also, fluctuations in UMC's stock price may cause fluctuations in SONICblue's stock price when there is no material news regarding SONICblue or any change in its results. Future fluctuations in the value of SONICblue's UMC shares could negatively impact SONICblue's financial condition.

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

ITEM 4. CONTROLS AND PROCEDURES

     (a) Evaluation of disclosure controls and procedures. Our Chief Executive Officer and our Chief Financial Officer have concluded, based on their evaluation as of a date within 90 days prior to the filing date of this quarterly report, that SONICblue's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the "Exchange Act")) were effective.

     (b) Changes in internal controls. There have not been any significant changes in SONICblue's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

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

     SONICblue has been defending several putative class action lawsuits naming Diamond, which were filed in June and July 1996 and June 1997 in the California Superior Court for Santa Clara County and the U.S. District Court for the Northern District of California. The plaintiffs alleged that Diamond and the other defendants made various material misrepresentations and omissions during the class period. The parties have agreed to settle this matter for a payment of $15.0 million, and final court approval of that settlement was obtained, and the cases dismissed, in April 2002. SONICblue funded $4.5 million of the settlement in November 2000. SONICblue previously accrued this amount in connection with the merger with Diamond. SONICblue believes that Diamond's insurance covers the remaining $10.5 million of the settlement; Diamond's insurers have funded that amount into the settlement, although one of these insurers has commenced arbitration disputing its obligation to pay $3.0 million of the $10.5 million. The contesting insurer maintains that indemnification of its share of the settlement is barred by virtue of a recent California appellate decision. The arbitration tribunal issued an order in April 2002, stating that the California state law claim in the class action was uninsurable, but that factual questions were presented as to the allocation of the settlement amount as between the state law claim and other claims included in the settlement documents. Further briefs have been submitted on the allocation issue and, on November 13, 2002, the arbitration tribunal issued its order awarding the insurer $1,914,250 plus interest from November 1, 2000.

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

     In October and November, 2001, a group of 28 entertainment companies including, among others, Paramount Pictures Corporation, Disney Enterprises, Inc. and the three major television networks filed four lawsuits against SONICblue and its ReplayTV, Inc. subsidiary in the U.S. District Court in Los Angeles, California. The lawsuits allege that the Company's manufacture and sale of the ReplayTV 4000 and subsequent iterations of digital recorders, which allow users to skip commercials, delete recordings only when instructed to by users, and enable use of the Internet to send recorded material to other ReplayTV users, constitutes copyright infringement, among other claims. The plaintiffs in the lawsuits are seeking an injunction prohibiting the Company from including these features in its video products. The parties have commenced discovery. The District Court has scheduled a trial for October 2003. SONICblue disputes the plaintiffs' claims and intends to defend this action vigorously.

     In June, 2002, a group of five individual ReplayTV 4000 owners filed a lawsuit in the United States District Court in Los Angeles against the 28 entertainment companies described above, seeking a declaration that their use of the ReplayTV 4000 device is fair use and does not infringe copyrights. Those individuals named SONICblue and its ReplayTV, Inc. subsidiary as nominal defendants, although those individuals' interests are substantially aligned with the Company's position. This complaint does not demand any affirmative relief against the Company, but purports to reserve the right to amend to seek an injunction to prohibit the Company from discontinuing support for features that were advertised or served as inducements for consumers' purchases, absent restitution to such consumers. This lawsuit has been consolidated for discovery with the Paramount Pictures and related lawsuits.

     On December 12, 2001, SONICblue filed a complaint for patent infringement against TiVo Inc. in the United States District Court for the Northern District of California. SONICblue's complaint generally alleges that TiVo is infringing one of its patents by licensing and offering to license its DVR technology and offering its program guide service. In response, TiVo filed an answer and counterclaim against SONICblue that denies infringement of SONICblue's patent and that alleges that the patent is invalid. On January 23, 2002, TiVo filed a separate action in the same court, but assigned to a different judge, that generally alleges that SONICblue is infringing one of TiVo's patents by making, selling, offering to sell its ReplayTV DVRs. In response to TiVo's complaint, SONICblue filed an answer and counterclaim denying infringement and alleging that TiVo's patent is invalid. The parties have settled the cases, and each has lodged stipulations for dismissal with the Court.

     On November 28, 2001, TechSearch, LLC filed a complaint for patent infringement against a number of consumer electronics companies, including SONICblue, in the United States District Court for the Northern District of Illinois. TechSearch's complaint generally alleges that SONICblue is infringing one of its patents by making, selling, and offering to sell its Rio Volt CD players that are capable of playing CDs encoded with audio tracks in the MP3 format. SONICblue intends to dispute the plaintiff's claims and vigorously defend itself against the allegations made in TechSearch's complaint. This action was stayed by order of the Court on or about May 1, 2002, pending a reexamination of the patent asserted by TechSearch by the U.S. Patent and Trademark Office. The stay was extended by court order on or about September 10, 2002.

     On February 14, 2000, Robert C. Price filed a purported class action lawsuit in the Circuit Court of Monroe County, State of Indiana against the Company and Diamond alleging violations of the California Business and Professions Code section 17200 and the California Song-Beverly Act, which covers consumer warranties. The lawsuit alleges that certain of the Company's Rio 300 MP3 player retail boxes, which were discontinued in approximately 1999, are misleading because the boxes indicate that computer software included in the package allows the purchaser to convert audio tracks on CDs to the MP3 audio format, but the software included with the product permitted only 50 conversions. The Company answered the complaint on April 27, 2000, denying plaintiff's allegations. Status conferences were conducted on July 26, 2000, January 10, 2001, and April 17, 2002. Discovery has commenced. No class has been certified, but the briefing on the plaintiff's motion for class certification is expected to be completed by Winter 2002/03, with a hearing on class certification issues to be scheduled thereafter. SONICblue intends to contest the certification of the purported class, dispute the lawsuit's allegations and defend this action vigorously.

     In November 2001, Pac Tec, a division of La France Corporation, filed a civil action against the Company and one of its suppliers, Manufacturers' Services Limited, in the United States District Court for the Eastern District of Pennsylvania, alleging claims against both defendants jointly for breach of contract and promissory estoppel. The plaintiff seeks damages in excess of $2.5 million, plus prejudgment interest and costs of suit. In August 2002, the Court granted the Company's motion to dismiss the plaintiff's claims for recovery of consequential damages. The parties have propounded written discovery, and the Court has set a tentative trial date in the case of March 10, 2003. SONICblue intends to dispute the plaintiff's claims and vigorously defend itself against this action.

     On October 17, 2001, Skyline Capital Associates, LLC filed a lawsuit in the San Mateo County Superior Court alleging that SONICblue breached an agreement for tax consulting services and seeking payment of $3.2 million for consulting fees and interest. In November 2001, SONICblue filed a counter claim against Skyline for $750,000. In March 2002, SONICblue, Skyline and Skyline's principal entered into a settlement agreement pursuant to which the parties would resolve their dispute for $2.4 million. In June 2002, after SONICblue had paid approximately $2.3 million under the settlement agreement, a dispute over the settlement arose. SONICblue intends to dispute the plaintiff's claims and defend this action vigorously.

     By letter of counsel dated September 18, 2002, Kenneth Potashner initiated proceedings under an employment agreement dated June 21, 2001, claiming that he was terminated as chief executive officer without cause and in violation of public policy. Mr. Potashner demanded payment of $1,984,000, plus the reasonable value of benefits, and confirmation that his stock options will continue to vest under the employment agreement. By letter dated September 30, 2002, the Company denied that Mr. Potashner was terminated without cause, denied that his termination violated public policy, and declined to furnish the relief requested, but agreed to submit the dispute to private resolution procedures, in accordance with the terms of the employment agreement. These proceedings are expected to take place later this year.

     On or about August 21, 2001, VIA Technologies, Inc. commenced an arbitration proceeding against the Company that is currently pending before the International Centre for Dispute Resolution (the international division of the American Arbitration Association). In November 2001, the Company responded to the demand for arbitration, denying liability and asserting various other defenses. An arbitrator was appointed on July 24, 2002, and on or about September 20, 2002, VIA, joined by S3 Graphics Co., Ltd. as a co-claimant, filed a First Amended Demand for Arbitration, seeking, among other things, damages of approximately $8.0 million and an order of specific performance to correct alleged errors in the Closing Balance Sheet for the transactions contemplated by the investment agreement between the parties in the amount of approximately $4.1 million as well as recovery of costs and attorney's fees. The Company filed a Statement of Defense to the First Amended Demand for Arbitration and Counterclaim in which it, among other things, denied liability, alleged that the tribunal lacked jurisdiction over certain of the claims included in the First Amended Demand for Arbitration and conditionally asserted counterclaims for breach of the investment agreement. The parties are presently briefing the jurisdictional issues. There has been no discovery in the proceeding, and a hearing date has not yet been set. SONICblue intends to defend this action vigorously.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
10.1      Amendment Number Nine to Second Amended and Restated Loan
          and Security Agreement, dated as of September 30, 2002, by and among Congress Financial Corporation (Western), Sensory
          Science Corporation and California Audio Labs, LLC.
10.2      Amendment Number Ten to Second Amended and Restated Loan and
          Security Agreement, dated as of October 29, 2002, by and
          among Congress Financial Corporation (Western), Sensory
          Science Corporation and California Audio Labs, LLC.

     (b) Reports on Form 8-K:

     On August 9, 2002, SONICblue filed a current report on Form 8-K reporting under Item 5 that on August 8, 2002, L. Gregory Ballard was appointed as the Company's interim chief executive officer following the Board of Director's earlier action terminating its Chairman, President and CEO, Kenneth Potashner, as an officer and employee of the Company.

     On August 28, 2002, SONICblue filed a current report on Form 8-K under Item 5 reporting that on August 19, 2002, it received notification from Nasdaq that for 30 consecutive trading days, the Company's common stock had closed below the minimum $1.00 per share requirement for continued listing on the Nasdaq National Market and that failure to achieve compliance with the $1.00 per share requirement may result in the Company's common stock ceasing to be listed on the Nasdaq National Market.

     On September 9, 2002, SONICblue filed a current report on Form 8-K under
Item 5 reporting that on September 5, 2002 it announced that it would streamline its business structure, including a 25 percent reduction in force beginning on September 5, 2002 that will be implemented by year's end.

                                   SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          SONICBLUE INCORPORATED
                                          (Registrant)

                                                   /s/ MARCUS SMITH
                                          --------------------------------------
                                                       Marcus Smith
                                            Vice President and Chief Financial
                                                         Officer
                                               (Duly Authorized Officer and
                                            Principal Financial and Accounting
                                                         Officer)

Date: November 14, 2002

                                 CERTIFICATIONS

     I, L. Gregory Ballard, certify that:

          1. I have reviewed this quarterly report on Form 10-Q of SONICblue Incorporated;

          2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

          3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

          4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

             a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

             b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

             c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

          5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

             a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

             b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

          6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

                                                /s/ L. GREGORY BALLARD
                                          --------------------------------------
                                                    L. Gregory Ballard
                                                 Chief Executive Officer

     I, Marcus Smith, certify that:

          1. I have reviewed this quarterly report on Form 10-Q of SONICblue Incorporated;

          2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

          3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

          4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

             a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

             b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

             c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

          5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

             a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

             b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

          6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

                                                   /s/ MARCUS SMITH
                                          --------------------------------------
                                                       Marcus Smith
                                            Vice President and Chief Financial
                                                         Officer

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
 10.1     Amendment Number Nine to Second Amended and Restated Loan
          and Security Agreement, dated as of September 30, 2002, by and among Congress Financial Corporation (Western), Sensory
          Science Corporation and California Audio Labs, LLC.
 10.2     Amendment Number Ten to Second Amended and Restated Loan and
          Security Agreement, dated as of October 29, 2002, by and
          among Congress Financial Corporation (Western), Sensory
          Science Corporation and California Audio Labs, LLC.